Form 10-Q
period 1994-12-31
G&K SERVICES INC
filed 1995-02-14
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 1994, Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                              41-0449530
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          505 WATERFORD PARK, STE. 455
                          MINNEAPOLIS, MINNESOTA 55441
             (Address of principal executive offices and zip code)

                                 (612) 546-7440
              (Registrant's telephone number, including zip code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_ NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               CLASS A                              Outstanding February 3, 1995
Common Stock, par value $.50 per share                        18,498,504

               CLASS B                              Outstanding February 3, 1995
Common Stock, par value $.50 per share                         1,865,089


                      G&K SERVICES, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                               December 31, 1994
                                  (Unaudited)


                                                                      Dec. 31,      July 2,      Jan. 1,
                                                                        1994         1994         1994
ASSETS
CURRENT ASSETS
  Cash                                                               $   1,518    $   5,131    $   3,591
  Accounts receivable, net                                              29,484       26,326       25,162
  Inventories-
    New goods                                                           13,545        6,904        7,569
    Goods in service                                                    26,775       22,774       21,652
  Prepaid expenses                                                       3,085        2,395        3,012

   Total current assets                                                 74,407       63,530       60,986

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                 17,366       14,495       12,452
   Buildings and improvements                                           42,149       40,984       40,681
   Machinery and equipment                                             104,132       93,440       87,468
   Automobiles and trucks                                               18,126       15,812       14,843
     Less accumulated depreciation                                     (81,764)     (75,147)     (70,694)

                                                                       100,009       89,584       84,750
OTHER ASSETS
  Goodwill                                                              36,346       35,188       37,052
  Restrictive covenants, customer lists
   and other assets arising from acquisitions                            9,519        9,408       10,705
  Other assets                                                           7,720        7,354        6,759

    Total other assets                                                  53,585       51,950       54,516
                                                                     $ 228,001    $ 205,064    $ 200,252

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $  10,738    $   8,879    $   8,222
  Accrued expenses -
    Salaries and employee benefits                                       6,446        6,257        4,722
    Other                                                                5,690        4,744        5,589
  Reserve for income taxes                                               8,641        8,747        7,097
  Current maturities of debt                                             5,552        5,552       10,751
   Total current liabilities                                            37,067       34,179       36,381

LONG TERM DEBT, NET OF CURRENT MATURITIES                               66,723       54,676       53,373
DEFERRED INCOME TAXES                                                   10,791       11,014       11,542
OTHER NONCURRENT LIABILITIES                                             4,788        4,338        3,497

STOCKHOLDERS' EQUITY
  Common stock, $0.50 par
    Class A, 50,000,000 shares authorized, 18,498,504,
     18,498,504 and 18,457,189 shares issued and outstanding             9,249        9,249        9,229
    Class B, 10,000,000 shares authorized, 1,865,089
     shares issued and outstanding                                         933          933          933
  Additional paid-in capital                                            18,879       18,853       18,630
  Retained earnings                                                     86,530       78,237       71,309
  Cumulative translation adjustment                                     (6,959)      (6,415)      (4,642)

   Total stockholders' equity                                          108,632      100,857       95,459
                                                                     $ 228,001    $ 205,064    $ 200,252


The accompanying notes are an integral part of these statements.


                      G&K SERVICES, INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                               DECEMBER 31, 1994
                                  (Unaudited)


                                      For the Three Months     For the Six Months
                                             Ended                    Ended

                                      Dec. 31,     Jan. 1,     Dec. 31,    Jan. 1,
                                        1994        1994         1994       1994

REVENUES                              $ 65,554    $  55,525    $126,087   $108,879

EXPENSES
  Operating                             35,369       30,379      68,433     59,483
  Cost of merchandise sold               3,112        1,741       4,641      3,152
  Selling and administrative            13,858       12,133      27,521     24,090
  Depreciation                           3,613        3,122       6,863      6,220
  Amortization of intangibles              657          751       1,331      1,511
                                        56,609       48,126     108,789     94,456

INCOME FROM OPERATIONS                   8,945        7,399      17,298     14,423

  Interest expense                       1,445        1,342       2,733      2,874
  Interest income                          (69)         (50)        (94)      (202)
  Other (income) expense, net             (174)        (181)       (443)      (315)

INCOME BEFORE INCOME TAXES               7,743        6,288      15,102     12,066

Provision for income taxes               3,095        2,598       6,096      4,991

NET INCOME                               4,648        3,690       9,006      7,075

Weighted average number of
     shares outstanding                 20,364       20,322      20,364     20,322

NET INCOME PER SHARE                  $   0.23    $    0.18    $   0.44    $  0.35

Dividends per share                     0.0175       0.0175      0.0350     0.0342


The accompanying notes are an integral part of these statements.


                       G&K SERVICES, INC. and SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                               December 31, 1994
                                  (Unaudited)


                                                                   For The Three Months    For The Six Months
                                                                           Ended                  Ended

                                                                    Dec. 31,    Jan. 1,    Dec. 31,    Jan. 1,
                                                                      1994       1994        1994        1994

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                       $  4,648    $  3,690    $  9,006    $  7,075
  Adjustments to reconcile net income to net
    cash provided by operating activities -
    Depreciation and amortization                                     4,270       3,873       8,194       7,730
    Noncurrent deferred income taxes                                   (109)       (117)       (219)       (526)
    Changes in current operating items -
      Inventories                                                    (5,630)     (2,385)     (7,383)     (2,173)
      Accounts receivable and prepaid expences                       (3,239)     (1,258)     (3,170)     (1,225)
      Accounts payable and other current liabilities                  1,504        (279)      2,953        (123)
  Other, net                                                           (293)        (47)       (121)        111
Net cash provided by operating activi                                 1,151       3,477       9,260      10,869


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Property, plant and equipment additions, net                       (6,792)     (2,658)    (14,630)     (5,549)
  Acquisition of operating assets                                      (380)          0      (9,480)          0
Net cash used for investment activities                              (7,172)     (2,658)    (24,110)     (5,549)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from debt financing                                       15,000           0      15,000           0
  Repayment of debt                                                  (8,776)     (2,200)     (2,698)     (5,621)
  Acquisition payments refundable from escrow                          (352)          0        (352)          0
  Cash dividends paid                                                  (713)       (354)       (713)       (693)
Net cash provided from (used for) financing activities                5,159      (2,554)     11,237      (6,314)


Increase (decrease) in cash                                            (862)     (1,735)     (3,613)       (994)

Cash:
  Beginning of the period                                             2,380       5,326       5,131       4,585
  End of the period                                                $  1,518    $  3,591    $  1,518    $  3,591


The accompanying notes are an integral part of these statements.


ITEM 2.  Management's Discussion and Analysis of Operations

REVENUES FROM RENTALS AND SERVICES

     Revenues from rentals and services totaled $126,087,000 and $108,879,000 in the first six months of fiscal 1995 and 1994, respectively. Revenues for G&K's U.S. operations grew at a 15.8% rate for the first six months of fiscal 1995 when compared with the same period last year. Removing the effect of the B.C.P. acquisition in September, revenues increased 14.1%. Intensified marketing and record sales to new accounts, higher customer retention rates, and a stronger economy helped us achieve this result. This 15.8% revenue growth rate is higher than the 13.0% gain reported in the first six months last year. Revenues for Work Wear Canada operations increased at a 6.8% rate for the first six months of fiscal 1995. Revenues in Canadian dollars increased 11.3% as compared to the same period last year. There were no significant changes in product mix or selling prices during the first six months of fiscal 1995.


EXPENSES

     Operating expenses were $68,433,000 and $59,483,000 representing 54.3% and 54.6% of revenues from rentals and services for the first six months of fiscal 1995 and 1994, respectively.

     Selling and administrative expenses were $27,521,000 and $24,090,000 in the first six months of fiscal 1995 and 1994, an increase of 14.2%. As a percentage of revenues, these expenses were 21.8% and 22.1% in the first six months of fiscal 1995 and 1994.

     Interest expense of $2,733,000 decreased 4.9% in the first six months of fiscal 1995 because of lower average borrowing levels and the refinancing of approximately $28,000,000 in debt in June 1994 at lower rates.


NET INCOME

     Net income for the first six months of fiscal 1995 totaled $9,006,000 representing a 27.3% increase compared with the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were $8,464,000 in the first six months of fiscal 1995 compared with $10,913,000 in the same period last year. The decrease is the result of higher inventory costs relating to the B.C.P. acquisition. In November, the Company borrowed $15,000,000 in fixed rate debt and the U.S. revolver was increased to $50,000,000.

     Management believes that funds generated from operations and existing lines of credit should provide adequate funding for current business operations and should enable G&K to service its debt related to the Work Wear Corporation of Canada acquisition in a timely manner.

                      G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein, except for the July 2, 1994, balance sheet which was extracted from the audited financial statements of July 2, 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1994, January 1, 1994, and July 2, 1994, and the results of operations for the six months ended December 31, 1994 and January 1, 1994, and the changes in financial position for the periods then ended.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements. In addition, the Company's policy regarding foreign currency translation is to translate balance sheet accounts at the current period-end exchange rate and income statement items at the average exchange rate for the period for its foreign operations. Resulting translation adjustments are made directly to a separate component of stockholders' equity.

         The results of operations for the six month period ended December 31, 1994, and January 1, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Net income per share is based on the weighted average number of shares of common stock outstanding.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

           a. The Company held its Annual Meeting of Stockholders on October 26, 1994.

           b. The following seven persons were elected directors: Bruce G. Allbright, Paul Baszucki, Richard Fink, Wayne Fortun, Donald
                  W. Goldfus, William Hope and Bernard Sweet.

           c. Stockholders also approved an amendment to G&K's Restated Articles of Incorporation that increased the number of shares of Class A Common Stock authorized for issuance thereunder from 20,000,000 shares to 50,000,000 shares. The proposal was approved by a vote of 25,858,659 shares in favor, 3,026,251 shares voting against and 22,888 shares abstaining. Additionally, each director nominee received the following votes: Allbright, 28,864,370 shares in favor, 0 shares voting against and 43,428 shares abstaining, Baszucki, 28,861,063 shares in favor, 0 shares voting against and 46,735 shares abstaining, Fink, 28,863,339 shares in favor, 0 shares voting against and 44,459 shares abstaining, Fortun, 28,861,523 shares in favor, 0 shares voting against and 46,275 shares abstaining, Goldfus, 28,864,370 shares in favor, 0 shares voting against and 43,428 shares abstaining, Hope, 28,863,715 shares in favor, 0 shares voting against and 44,083 shares abstaining and Sweet, 28,863,610 shares in favor, 0 shares voting against and 44,188 shares abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

           a.     Exhibits

                  27-Financial Data Schedule (For SEC use only)

           b.     Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter-ended December 31, 1994.


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              G&K SERVICES, INC.
                                                              (Registrant)





Date:       February 10, 1995                          /s/Stephen F. LaBelle
                                                       Stephen F. LaBelle
                                                       Secretary and Treasurer
                                                       (Chief Financial Officer)