Form 10-Q
period 1995-04-01
G&K SERVICES INC
filed 1995-05-16
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended April 1, 1995, Commission file number 0-4063

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

                                 (612) 546-7440
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES _X_  NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS A                               Outstanding April 28, 1995
Common Stock, par value $.50 per share                       18,543,360

              CLASS B                               Outstanding April 28, 1995
Common Stock, par value $.50 per share                        1,865,089


                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  Financial Statements

G&K SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
April 1, 1995
(Unaudited)


                                                                  April 1,     July 2,     April 2,
                                                                    1995        1994         1994
ASSETS
CURRENT ASSETS
  Cash                                                          $     223    $   5,131    $   2,684
  Accounts receivable, net                                         30,229       26,326       25,181
  Inventories-
    New goods                                                      16,223        6,904        7,080
    Goods in service                                               27,515       22,774       21,657
  Prepaid expenses                                                  3,413        2,395        3,105

   Total current assets                                            77,603       63,530       59,707

PROPERTY, PLANT AND EQUIPMENT
   Land                                                            16,134       14,495       12,333
   Buildings and improvements                                      48,990       40,984       40,806
   Machinery and equipment                                        107,505       93,440       90,881
   Automobiles and trucks                                          18,835       15,812       14,874
     Less accumulated depreciation                                (85,485)     (75,147)     (73,452)

                                                                  105,979       89,584       85,442
OTHER ASSETS
  Goodwill                                                         36,086       35,188       35,436
  Restrictive covenants, customer lists
   and other assets arising from acquisitions                       8,788        9,408       10,037
  Other assets                                                      8,372        7,354        6,786

    Total other assets                                             53,246       51,950       52,259
                                                                $ 236,828    $ 205,064    $ 197,408

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $   8,314    $   8,879    $   7,566
  Accrued expenses -
    Salaries and employee benefits                                  6,703        6,257        5,199
    Other                                                           5,457        4,744        4,378
  Reserve for income taxes                                         10,495        8,747        7,795
  Current maturities of debt                                        7,356        5,552       10,828
   Total current liabilities                                       38,325       34,179       35,766

LONG TERM DEBT, NET OF CURRENT MATURITIES                          69,941       54,676       49,511
DEFERRED INCOME TAXES                                              10,685       11,014       11,426
OTHER NONCURRENT LIABILITIES                                        5,102        4,338        3,730

STOCKHOLDERS' EQUITY
  Common stock, $.50 par
    Class A, 50,000,000 shares authorized, 18,543,360,
      18,498,504 and 18,498,504 shares issued and outstanding       9,272        9,249        9,227
    Class B, 10,000,000 shares authorized, 1,865,089
      shares issued and outstanding                                   933          933          933
  Additional paid-in capital                                       18,879       18,853       18,630
  Retained earnings                                                90,592       78,237       74,610
  Cumulative translation adjustment                                (6,901)      (6,415)      (6,425)

   Total stockholders' equity                                     112,775      100,857       96,975
                                                                $ 236,828    $ 205,064    $ 197,408


The accompanying notes are an integral part of these statements.





G&K SERVICES, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
APRIL 1, 1995
(Unaudited)


              For the Three Months Ended For the Nine Months Ended
                                   Apr. 1,     Apr. 2,      Apr. 1,     Apr. 2,
                                    1995         1994         1995        1994
REVENUES                        $  66,719    $  57,132    $ 192,806    $ 166,011

EXPENSES
  Operating                        36,895       31,572      105,328       91,055
  Cost of merchandise sold          2,561        1,770        7,202        4,922
  Selling and administrative       13,825       12,247       41,346       36,337
  Depreciation                      3,790        3,156       10,653        9,376
  Amortization of intangibles         638          744        1,969        2,255
                                   57,709       49,489      166,498      143,945

INCOME FROM OPERATIONS              9,010        7,643       26,308       22,066

  Interest expense                  2,035        1,475        4,768        4,349
  Interest income                     (26)        (112)        (120)        (314)
  Other (income) expense, net        (438)          45         (881)        (270)

INCOME BEFORE INCOME TAXES          7,439        6,235       22,541       18,301

Provision for income taxes          3,020        2,574        9,116        7,565

NET INCOME                          4,419        3,661       13,425       10,736

Weighted average number of
     shares outstanding            20,368       20,345       20,368       20,330

NET INCOME PER SHARE            $    0.22    $    0.18    $    0.66    $    0.53

Dividends per share                0.0175       0.0175       0.0525       0.0517


The accompanying notes are an integral part of these statements.


G&K  SERVICES, INC. and SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
April 1, 1995
(Unaudited)


                                                                   For The Three Months   For The Nine Months
                                                                           Ended                 Ended
                                                                    April 1,   April 2,   April 1,    April 2,
                                                                      1995       1994       1995        1994

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                                       $  4,419    $  3,661    $ 13,425    $ 10,736
  Adjustments to reconcile net income to net
    cash provided by operating activities -
    Depreciation and amortization                                     4,428       3,901      12,622      11,631
    Noncurrent deferred income taxes                                   (107)       (601)       (326)     (1,127)
    Changes in current operating items -
      Inventories                                                    (3,389)        123     (10,772)     (2,050)
      Accounts receivable and prepaid expenses                         (425)       (456)     (3,595)     (1,681)
      Accounts payable and other current liabilities                   (768)       (544)      2,185        (667)
  Other, net                                                           (114)        807        (235)        918
Net cash provided by operating activities                             4,044       6,891      13,304      17,760


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Property, plant and equipment additions, net                       (9,746)     (4,570)    (24,376)    (10,119)
  Acquisition of operating assets                                         0           0      (9,480)          0
Net cash used for investment activities                              (9,746)     (4,570)    (33,856)    (10,119)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from debt financing                                            0           0      15,000           0
  Borrowings (Repayments) on line-of-credit
    and existing debt                                                 4,994      (2,866)      2,296      (8,487)
  Acquisition payments refundable from escrow                          (278)          0        (630)          0
  Sale of Common Stock                                                   48           0          48           0
  Cash dividends paid                                                  (357)       (362)     (1,070)     (1,055)
Net cash provided from (used for) financing activities                4,407      (3,228)     15,644      (9,542)


INCREASE (DECREASE) IN CASH                                          (1,295)       (907)     (4,908)     (1,901)

Cash:
  Beginning of the period                                             1,518       3,591       5,131       4,585
  End of the period                                                $    223    $  2,684    $    223    $  2,684


The accompanying notes are an integral part of these statements.


ITEM 2.  Management's Discussion and Analysis of Operations

RESULTS OF OPERATIONS

         Revenues from rentals and services totaled $192,806,000 and $166,011,000 in the first nine months of fiscal 1995 and 1994, respectively. Revenues for G&K's U.S. operations grew at a 18.5% rate for the first nine months of fiscal 1995 when compared with the same period last year. Removing the effect of the B.C.P. acquisition in September, revenues increased 16.6%. Reaching previously untapped markets, record sales to new accounts, and customer retention rates at record levels helped us achieve this result. This 16.6% revenue growth rate is higher than the 13.5% gain reported in the first nine months last year. Revenues for Work Wear Canada operations increased at a 6.6% rate for the first nine months of fiscal 1995. Revenues in Canadian dollars increased 11.3% as compared to the same period last year. There were no significant changes in product mix or selling prices during the first nine months of fiscal 1995.


EXPENSES

         Operating expenses were $105,327,000 and $91,055,000 representing 54.6% and 54.8% of revenues from rentals and services for the first nine months of fiscal 1995 and 1994, respectively.

         Selling and administrative expenses were $41,055,000 and $36,337,000 in the first nine months of fiscal 1995 and 1994, an increase of 14.0%. As a percentage of revenues, these expenses were 21.4% and 21.9% in the first nine months of fiscal 1995 and 1994.

         Interest expense of $4,768,000 increased 9.6% in the first nine months of fiscal 1995 because of higher average borrowing levels and higher interest rates.


NET INCOME

         Net income for the first nine months of fiscal 1995 totaled $13,425,000 representing a 25.0% increase compared with the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $13,312,000 in the first nine months of fiscal 1995 compared with $17,881,000 in the same period last year. The decrease is the result of higher inventory levels from business growth and restocking by B.C.P. to handle G&K's rental business requirements. In November, the Company borrowed $15,000,000 in fixed rate debt and the U.S. revolver was increased to $50,000,000.

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 1, 1995, July 2, 1994, and April 2, 1994, and the results of operations for the nine months ended April 1, 1995, and April 2, 1994, and the changes in financial position for the periods then ended.

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

         The results of operations for the nine month period ended April 1, 1995, and April 2, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Net income per share is based on the weighted average number of shares of common stock outstanding.


                                    PART II

                               OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K


           a.     Exhibits

                  10.1 - Second Amendment dated as of June 21, 1994, to Loan Agreement between Registrant and Metropolitan Life Insurance Company, dated as of September 28, 1990.

                  10.2 - Third Amendment dated as of November 23, 1994, to Loan Agreement between Registrant and Metropolitan Life Insurance Company, dated as of September 28, 1990.

                  10.3 - Credit Agreement dated as of June 21, 1994, by and among G&K Services, Inc., Work Wear Corporation of Canada, LTD, various banks, and Norwest Bank Minnesota, N.A., as agent.

                  10.4 - First Amendment to Credit Agreement dated as of November 28, 1994, by and among G&K Services, Inc., Work Wear Corporation of Canada, LTD, various banks, and Norwest Bank Minnesota, N.A., as agent.

                  27       - Financial Data Schedule (for SEC use only)


           b. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter-ended April 1, 1995.


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               G&K SERVICES, INC.
                                             (Registrant)



Date:    May 12, 1995                        /s/Stephen F. LaBelle
                               Stephen F. LaBelle
                            Secretary and Treasurer
                           (Chief Financial Officer)