Form 10-K
period 1995-07-01
G&K SERVICES INC
filed 1995-09-28
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M  1 0 - K
(Mark one)
_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Fiscal Year Ended July 1, 1995

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

       MINNESOTA                                        41-0449530
(State of incorporation)                    (I.R.S. Employer Identification No.)

    505 WATERFORD PARK, STE. 455
       MINNEAPOLIS, MINNESOTA                               55441
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (612) 546-7440

Securities registered pursuant to Section 12(b) of the Act:
       Title of Each Class             Name of Each Exchange on which Registered

            None

Securities registered pursuant to Section 12(g) of the Act:

           Class A Common Stock (par value $0.50 per share)
           Class B Common Stock (par value $0.50 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No _____.

     The aggregate market value of the voting stock of registrant held by non-affiliates of registrant, on September 21, 1995, computed by reference to the closing sale price of such shares on such date, was approximately $424,463,000.

     At September 21, 1995, there were outstanding 18,539,118 and 1,865,089 shares of the registrant's Class A and Class B Common Stock, respectively.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_. No ___.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF 10-K INTO WHICH
DOCUMENT                                                DOCUMENT IS INCORPORATED
Portions of annual report to stockholders
 for the fiscal year ended July 1, 1995                      Parts II and IV
Portions of proxy statement for the annual meeting
 of stockholders to be held November 1, 1995                 Parts I and III



                                     PART I


ITEM 1. BUSINESS

     G&K Services, Inc. and its wholly owned subsidiaries (the "Company" or "G&K"), leases and maintains uniforms and related textile products. During fiscal 1995, approximately 60% of total revenues were derived from uniform rentals. The balance was principally from rentals of non-uniform items, such as floor mats, dust mops and cloths, wiping towels and selected linen items, and the manufacture and sale of garments. The revenue generated from manufacturing is not a material part of G&K's revenue.

     The Company has been expanding its operations steadily into additional geographic markets. In the United States, G&K currently operates in 27 states from 22 processing plants and 41 sales and service centers. In Canada, the Company serves customers from 18 locations, including 8 processing plants in the provinces of Ontario and Quebec. By comparison, in 1985, G&K operated from 33 locations in 14 states.

     The Company targets its marketing efforts first to focus on those customers, industries and geographic locations that are expanding and which need a quality-oriented uniform program; and then to provide high levels of product quality, customer service and communication. The Company's experience with both existing and potential customers confirms that a large segment of the market wants these features built into their uniform programs and are willing to pay a premium price to a vendor that can supply them consistently.



PRODUCTS

Uniforms

     The Company's full-service leasing program supplies a broad range of work garments, specialized uniforms for corporate identity programs, anti-static garments, ultraclean particle-free garments, and dress clothing for supervisors, sales personnel and others needing upgraded work apparel.

     Its products are used in a diversified spectrum of businesses including: pharmaceutical and electronics manufacturers, transportation and distribution firms, health care and food service operations, auto dealerships and equipment repair companies, and schools and office buildings. Its customer base includes divisions of more than half of the Fortune 100 companies as well as tens of thousands of smaller businesses. No one customer accounts for over one-quarter of 1% of the Company's total revenues.

     Uniform programs provide customers a number of benefits:

     * Identification - uniforms help identify employees as working for a particular company or department.

     * Image - uniforms enhance the appearance of employees appearing before the public and help create a more professional image for the company.

     * Worker protection - uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

     * Product protection - uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

     * Employee morale - uniforms can provide a valued benefit to employees and help improve morale.

     The Company provides its uniform leasing customers with a full range of services. Advice and assistance are offered in choosing fabrics, styles and colors appropriate to the customer's specific needs. A large stock of new and used garments is available to provide rapid response as individual customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer's location and returned clean on a weekly cycle.

     Uniform leasing provides customers with significant advantages over ownership. Leasing eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program.


Non-Uniform Items

     Most customers also lease items other than uniforms, primarily floor mats, dust mops and cloths, wiping towels and linens. Such items make up approximately 40% of total rental revenues.

     Floor mats are used to protect facilities from dust, grease, moisture and other hazards. Floor mats can also enhance decor, provide a corporate identity logo, or improve traffic safety. Dust mops, cloths and wiping towels are chemically treated to attract and hold dirt, and are provided in a range of sizes. The Company's wiping towels are used by its customers for numerous wiping and cleaning tasks in varied settings. Selected linen items, primarily aprons and towels, are used for sanitary, or cleaning jobs.


Competition

     The Company's business encounters a high level of competition with a number of companies in the geographic areas it serves. The Company believes that it ranks among the nation's largest garment rental suppliers. Major competitors include AraMark (a division of ARA Services, Inc.), and such publicly held companies as National Service Industries, Inc., Unifirst Corporation and Cintas Corporation. Some of these competitors have greater financial resources than G&K. The Company believes that it competes effectively in its line of business because of the quality and breadth of its product line, and the comprehensive customer service programs it offers. G&K's information regarding its competitive position is based on available public information and trade association data.


Environmental Matters

     The Company generates modest amounts of wastes in connection with its operations. The Company believes that all of these wastes have been disposed of properly. Some of these wastes may be classified as hazardous wastes under recently enacted environmental legislation.

     The Company has been identified as a potentially responsible party ("PRP") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws, at a number of waste disposal sites. Under such laws, PRP's typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites. The Company's ultimate responsibility, therefore, could be greater than the share of waste contributed by the Company would otherwise indicate.

     The Company has entered into administrative agreements at certain of these sites to perform remedial actions. At the landfill in Andover, Minnesota, the cost of remediation is estimated to range from $10 million to $15 million. As one of numerous PRP's, the Company has entered into a Consent Decree and has paid $160,000. The Company believes that it has no further responsibility for site remediation at the Andover Landfill based upon the Consent Decree.

     The Company has also entered into a Consent Decree involving the landfill site in East Bethel, Minnesota as one of 56 PRP's. The Company was sued by the landfill operator, Sylvester Bros. Development Company, for contribution to the cost of cleaning up this site pursuant to directives from the Minnesota Pollution Control Agency or the Environmental Protection Agency (EPA). Based upon an estimate that the total cleanup of the site will not exceed $7,095,980, the Company has agreed to pay an initial amount of $190,500. In addition, the Company has agreed to pay its pro rata share of any additional amounts by which the actual clean up costs exceed the initial total cost estimate. Whether this will occur depends upon a number of contingencies, therefore any potential future liability is uncertain.

     The Company has been notified by the EPA that it is a PRP with respect to hazardous waste discovered at the MIG Landfill which is located near Belvedere, Illinois. As a result, the Company has been participating in the investigative phase of the EPA. The company is now finalizing an agreement with the EPA which, based on available information, will terminate the Company's liability at this site. Pursuant to the agreement with the EPA, the Company will be a de minimis party. The agreement provides that the Company has no further exposure to liability from the EPA or any other party involved at the MIG Landfill site.

     The Company is also resolving its potential liability related to a lawsuit filed by a local citizens' group in San Francisco, California under the Clean Water Act. The citizens' group alleged that the Company discharged wastewater into the local sewer system in violation of the Company's permitted discharge and that such alleged violation interfered with the local authorities' ability to process the wastewater. The Company has entered into an agreement with the citizens' group which resolves the Company's alleged liability for acclaimed wastewater discharge in excess of its local permit. This agreement has been approved by the United States District Court for the Northern District of California.

     The Company is resolving its potential liability for the release of hazardous waste at the Ekotek recycling site in Salt Lake City, Utah. A PRP group at the Ekotek site claimed that the Company contributed hazardous waste at the site. The Company is resolving its potential liability through a de minimus settlement with the EPA. Pursuant to such agreement, the Company should have no furhter liability to the EPA or any other contributor to the site. The Company expects to receive an order dismissing it form the lawsuit in the Unted states District Court for the District of Utah in the very near future.


Employees

     The Company's U.S. operations had a total of 4035 employees as of July 1, 1995, consisting of 156 professional sales personnel, 721 route personnel, 2431 production employees, 305 clerical employees, and 422 management and staff employees. Approximately 16% of the Company's employees are represented by unions. Management believes employee relations to be satisfactory.

     The Company's Canadian operations had a total of 943 employees as of July 1, 1995, consisting of 34 professional sales personnel, 135 route personnel, 560 production employees, 75 clerical employees, and 125 management and staff employees. Approximately 60% of the Company's Canadian employees are represented by unions. Management believes employee relations to be satisfactory.

     The Company's Canadian operations had a total of 943 employees as of July 1, 1995, consisting of 34 professional sales personnel, 135 route personnel, 560 production employees, 75 clerical employees, and 125 management and staff employees. Approximately 60% of the Company's Canadian employees are represented by unions. Management believes employee relations to be satisfactory.


Foreign and Domestic Operations

     Financial information relating to foreign and domestic operation is set forth on page 26 of the Company's 1995 Annual Report to Stockholders.


                     (THIS SPACE INTENTIONALLY LEFT BLANK)



ITEM 2. PROPERTIES


     The Company cleans and supplies rental items principally from twenty-two industrial garment, dust control and linen supply plants located in the following cities in the United States:

                                                                   Building
               City                                             Square Footage

           Albuquerque, New Mexico                                   38,800

           Atlanta, Georgia                                          40,000

           Chicago, Illinois                                         48,700

           Denver, Colorado                                          55,000

           Fort Worth, Texas                                         38,000

           Green Bay, Wisconsin                                      51,700

           Houston, Texas                                            42,400

           Kansas City, Missouri                                     45,000

           Los Angeles, California                                   48,300

           Mesa, Arizona                                             36,000

           Miami, Florida                                            42,000

           Milwaukee, Wisconsin                                      41,000

           Minneapolis, Minnesota (two plants)                       70,000
                                                                     93,000

           Mobile, Alabama                                           47,300

           New Orleans, Louisiana                                    29,000

           Pittsburg, California                                     47,000

           Rockford, Illinois                                        32,000

           Salt Lake City, Utah                                      41,500

           San Antonio, Texas                                        40,700

           San Jose, California                                      58,600

           Seattle, Washington                                       44,000


           All of these facilities are owned by the Company except the Miami, Florida, facility which is leased. The Seattle plant was opened July 10, 1995. The leased plant prior to July 10, 1995, was 9500 square feet.


     The Company also operates principally from eight plants located in the following cities in Canada:

                                                                   Building
               City                                             Square Footage

           Toronto, Ontario (three plants)                           49,000
                                                                     40,000
                                                                     39,700

           Montreal, Quebec                                          38,800

           Brantford, Ontario                                        28,800

           Ottawa, Ontario                                           35,000

           Windsor, Ontario                                          42,900

           Sault St. Marie, Ontario                                  16,800


           All of these facilities are owned by the Company, except the Ottawa, Ontario and Windsor, Ontario facilities, which are leased.



ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings other than routine litigation incidental to the business of the Company and as set forth in Item 1. Business -- Environmental Matters.

Executive Officers of G&K Services, Inc.

                           Position with                                Officer
   Name                     the Company                   Age            Since


Richard M. Fink         Chairman of the Board              65            1970
                        and CEO

William M. Hope         President                          62            1973

Thomas Moberly          Vice President                     46            1993

Stephen F. LaBelle      Secretary and Treasurer            46            1978


     The executive officers have, as their principal occupation, been employed by the Company in the capacities set forth above for more than the last five years, except for Mr. Moberly who was promoted in 1993. Each of such executive officers serve in their capacities as officers of the Company at the pleasure of the Board of Directors.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None



                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Reference is made to the information with respect to the principal markets on which the Company's Common Stock is being traded and prices for each quarterly period for the last two years set forth on page 28 of the Company's 1995 Annual Report to Stockholders, and by such reference, such information is incorporated herein. The Company's debt agreement contain various restrictive covenants which limit cash dividends, among other things.

     The approximate number of stockholders of record of the Company's Common Stock as of September 26, 1995 was 678.



ITEM 6. SELECTED FINANCIAL DATA

     Reference is made to the financial data with respect to the Company set forth on page 5 of the Company's 1995 Annual Report to Stockholders, and by such reference, such financial data is incorporated herein.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the management's discussion and analysis of financial condition and results of operations presented in the form of the Financial Review set forth on pages 14 through 16 of the Company's 1995 Annual Report to Stockholders, and by such reference, such information is incorporated herein.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and supplementary data set forth on pages 16 through 27 of the Company's 1995 Annual Report to Stockholders, and by such reference, such information is incorporated herein.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                     (THIS SPACE INTENTIONALLY LEFT BLANK)




                                    PART III


     Reference is made to the definitive proxy statement filed pursuant to Regulation 14A, which involves the election of directors at the annual meeting of stockholders to be held November 1, 1995, which will be filed with the Commission within 120 days after the close of its fiscal year ended July 1, 1995, and by such reference, said proxy statement is incorporated herein in response to the information called for by Part III (Item 10. Directors and Executive Officers of Registrant; Item II. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions.)




                     (THIS SPACE INTENTIONALLY LEFT BLANK)




                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) The financial statements listed below are filed as part of this Annual Report on Form 10-K:

     Data is incorporated by reference from the Annual Report to Stockholders of G&K Services, Inc. for the fiscal year ended July 1, 1995. With the exception of the information specifically incorporated herein by reference, the Annual Report to Stockholders for fiscal 1995 is not to be deemed "filed" as part of the Annual Report on Form 10-K.

                                                                 Page In
                                                              Annual Report

     Report of independent public accountants                       27

     Consolidated statements of income for each of
        the three fiscal years in the period ended
        July 1, 1995                                                16

     Consolidated balance sheets as of
        July 1, 1995, and July 2, 1994                              17

     Consolidated statements of cash flows for each
        of the three fiscal years in the period ended
        July 1, 1995                                                18

     Consolidated statements of stockholders'
        equity for each of the three fiscal years
        in the period ended July 1, 1995                            19

     Notes to consolidated financial statements                  20-26



     Separate financial statements of the subsidiaries of the Registrant have been omitted because the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned.

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K

          None filed during the fourth quarter of fiscal 1995.

     (c) The following exhibits, as required by Item 601 of Regulation S-K are filed as a part of this report:



                     (THIS SPACE INTENTIONALLY LEFT BLANK)



EXHIBIT NO.


     3(a) Restated Articles of Incorporation, as amended, as filed with the Secretary of State of Minnesota (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456). Certificate of Amendment, as filed with the Secretary of State of Minnesota on November 12, 1987.

     3(b) Bylaws, as amended, (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456 and incorporated by reference to exhibit 3ii of the Registrants' 10-Q filed May 17, 1994).

    10(a) Employment Agreement between the Registrant and Richard Fink, dated
          January 6, 1987, (incorporated herein by reference to the Registrant's Registration No. 33-15456).

    10(b) Employment Agreement between the Registrant and Stephen LaBelle, dated January 25, 1984, and amendments thereto (incorporated herein by reference to the Registrants's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456).

    10(c) Stockholder Agreement by and among the Registrant, Richard Fink,
          William Hope, Stephen LaBelle, Daniel Nielsen, Phillip Oberg and Robert Stotts, dated June 14, 1985, (incorporated herein by reference to the Registrants Schedule 13E-4 filing dated May 13, 1985).

    10(d) 1989 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant's definitive proxy statement for the 1989 Annual Meeting of Shareholders filed August 29, 1989).

    10(e) Loan Agreement between the Registrant and Metropolitan Life Insurance
          Company, dated as of September 28, 1990 (incorporated herein by reference to the Registrant's Form 8-K dated September 28, 1990, and Amendment No. 1 thereto dated December 13, 1990).

    10(f) Credit Agreement dated as of September 28, 1990, among G&K Services,
          Inc., various banks and Norwest Bank, Minnesota, National Association, as Agent, as amended (incorporated herein by reference to the Registrant's Form 8-K dated September 28, 1990, and Amendment No. 1 thereto dated December 13, 1990).

    10(g) Loan Agreement between Work Wear Acquisition Corporation and Canadian
          Imperial Bank of Commerce dated as of September 28, 1990, as amended (incorporated herein by reference to the Registrant's Form 8-K dated September 28, 1990, and Amendment No. 1 thereto dated December 13,
          1990).

    10(h) Credit Agreement dated as of June 21, 1994, among G&K Services, Inc., various banks and Norwest Bank, Minneapolis, National Association, as Agent.

    10(i) Employment Agreement between Registrant and Thomas Moberly, dated
          February 20, 1990 (incorporated herein by reference to the Registrant's form 10-K filed September 30, 1993).

     13   1995 Annual Report to Stockholders.

     22   Subsidiaries of G&K Services, Inc.

     24   Consent of Independent Public Accountants

     25   Power of Attorney dated as of September 15, 1995.

     27   Financial Data Schedule (for SEC use only)



                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 25, 1995


                                        G&K SERVICES, INC.
                                        (Registrant)



                                        By: /s/Richard Fink
                                            Richard Fink
                                            Chairman of the Board and Chief
                                            Executive Officer



                                        By: /s/Stephen F. LaBelle
                                            Stephen F. LaBelle
                                            Treasurer and Secretary, and
                                            Principal Accounting and Financial
                                            Officer



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 25th day of September 1995, by the following persons in the capacity indicated:

                                            G&K SERVICES, INC.



                                            /s/Richard Fink
                                            By: Richard Fink
                                                Chairman of the Board and
                                                Chief Executive Officer


/s/Richard Fink                             Chairman of the Board, Chief
Richard Fink                                Executive Officer and Director

     *                                      President and Director
William Hope


     *                                      Vice President
Thomas Moberly


s/Stephen F. LaBelle                        Secretary and Treasurer (Principal
Stephen F. LaBelle                          Financial and Accounting Officer)


     *                                      Director
Bruce Allbright


     *                                      Director
Donald Goldfus


     *                                      Director
Bernard Sweet


     *                                      Director
Wayne Fortun


     *                                      Director
Paul Baszucki



* By /s/Richard Fink
     Richard Fink
     Attorney-in-fact