Form 10-Q
period 1995-09-30
G&K SERVICES INC
filed 1995-11-14
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ____________________

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended September 30, 1995, Commission file number 0-4063

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

                                 YES _X_ NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  CLASS A                       Outstanding September 30, 1995
Common Stock, par value $.50 per share                     18,539,118

                  CLASS B                       Outstanding September 30, 1995
Common Stock, par value $.50 per share                      1,865,089




                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  Financial Statements

                      G&K SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                               SEPTEMBER 30, 1995
                                  (Unaudited)

                                                              SEPTEMBER 30,    July 1,    October 1,
                                                                   1995         1995         1994
                                     ASSETS
CURRENT ASSETS
  Cash                                                          $   2,583    $   3,045    $   2,380
  Accounts receivable, net                                         34,455       32,674       26,662
  Inventories-
    New goods                                                      18,237       17,561       11,042
    Goods in service                                               31,197       30,986       24,027
  Prepaid expenses                                                  3,654        3,053        2,982

   Total current assets                                            90,126       87,319       67,093

PROPERTY, PLANT AND EQUIPMENT
   Land                                                            16,596       16,159       17,036
   Buildings and improvements                                      52,638       50,852       41,572
   Machinery and equipment                                        112,384      106,365      100,366
   Automobiles and trucks                                          21,904       20,713       17,039
     Less accumulated depreciation                                (83,774)     (79,638)     (78,478)

                                                                  119,748      114,451       97,535
OTHER ASSETS
  Goodwill                                                         35,974       35,577       37,465
  Restrictive covenants, customer lists
   and other assets arising from acquisitions                       8,021        8,366        9,652
  Other assets                                                      7,645        7,620        7,581

    Total other assets                                             51,640       51,563       54,698
                                                                $ 261,514    $ 253,333    $ 219,326

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                              $   7,429    $  12,086    $   8,330
  Accrued expenses -
    Salaries and employee benefits                                  6,963        6,999        6,299
    Other                                                           5,759        5,773        5,095
  Reserve for income taxes                                         13,319       10,146       10,728
  Current maturities of debt                                        7,445        7,445        5,553
   Total current liabilities                                       40,915       42,449       36,005

LONG TERM DEBT, NET OF CURRENT MATURITIES                          80,110       76,519       61,335
DEFERRED INCOME TAXES                                              10,486       10,582       10,922
OTHER NONCURRENT LIABILITIES                                        5,534        5,254        4,567

STOCKHOLDERS' EQUITY
  Common stock, $0.50 par
    Class A, 20,000,000 shares authorized, 18,539,118,
      18,543,360 and 18,498,504 shares issued and outstanding       9,272        9,272        9,249
    Class B, 10,000,000 shares authorized, 1,865,089,
      1,865,089 and 1,865,089 shares issued and outstanding           933          933          933
  Additional paid-in capital                                       19,227       19,228       18,879
  Retained earnings                                               100,361       95,174       82,595
  Cumulative translation adjustment                                (5,324)      (6,078)      (5,159)

   Total stockholders' equity                                     124,469      118,529      106,497
                                                                $ 261,514    $ 253,333    $ 219,326


The accompanying notes are an integral part of these statements.


                      G&K SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                               SEPTEMBER 30, 1995
                                  (Unaudited)

                                      For the Three Months Ended
                                      SEPTEMBER 30,     October 1,
                                          1995             1994

REVENUES
  Rental operations                     $68,905           $58,844
  Direct sales                            2,049             1,689
     Total revenues                      70,954            60,533

EXPENSES
  Cost of rental operations              38,913            33,440
  Cost of direct sales                    1,406             1,153
  Selling and administrative             15,413            13,663
  Depreciation                            4,044             3,250
  Amortization of intangibles               620               674
     Total operating expenses            60,396            52,180

INCOME FROM OPERATIONS                   10,558             8,353

  Interest expense                        2,181             1,288
  Other (income) expense, net              (154)             (294)

INCOME BEFORE INCOME TAXES                8,531             7,359

  Provision for income taxes              3,344             3,001

NET INCOME                               $5,187            $4,358

Weighted average number of
  shares outstanding                     20,405            20,364

NET INCOME PER SHARE                      $0.25             $0.21

Dividends per share                     $0.0175           $0.0175


The accompanying notes are an integral part of these statements.


                       G&K SERVICES, INC. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                               SEPTEMBER 30, 1995
                                  (Unaudited)

                                                   For The Three Months Ended
                                                    SEPTEMBER 30,  October 1,
                                                        1995         1994

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net Income                                           $ 5,187    $  4,358
  Adjustments to reconcile net income to net
    cash provided by operating activities -
    Depreciation and amortization                        4,663       3,924
    Noncurrent deferred income taxes                      (110)       (110)
    Changes in current operating items -
      Inventories                                         (666)     (1,753)
      Accounts receivable and prepaid expenses          (2,197)         69
      Accounts payable and other current liabilities    (1,695)      1,449
  Other, net                                                81         172
Net cash provided by operating activities                5,263       8,109


CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Property, plant and equipment additions, net          (8,877)     (7,838)
  Acquisition of operating assets                            0      (9,100)
Net cash used for investing activities                  (8,877)    (16,938)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Proceeds from debt financing                           3,151       5,348
  Repayment of debt                                          0         730
  Cash dividends paid                                        0           0
Net cash provided from (used for) financing activities   3,151       6,078


INCREASE (DECREASE) IN CASH                               (463)     (2,751)

Cash:
  Beginning of the period                                3,045       5,131
  End of the period                                    $ 2,582    $  2,380


The accompanying notes are an integral part of these statements.





ITEM 2.  Management's Discussion and Analysis of Operations

REVENUES

         Revenues from rentals and services totaled $68,905,000 and $58,844,000 in the first three months of fiscal 1996 and 1995. Direct sales include revenue from our manufacturing and direct sales divisions. Revenues for G&K's U.S. rental operations grew at a 17.6% rate for the first three months of fiscal 1996 when compared with the same period last year. This 17.6% increase was realized without the benefit of acquisitions. Intensified marketing, strong sales to new accounts, and good customer retention rates helped us achieve this result. This 17.6% rental revenue growth rate is higher than the 14.2% gain for the first three months last year. Revenues for Canadian rental operations increased at a 14.5% rate for the first three months of fiscal 1996 compared to the same period last year. Revenues in Canadian dollars increased 13.2% as compared to the same period last year. There were no significant changes in product mix or selling prices during the first three months of fiscal 1996.

EXPENSES

         Rental operating expenses were $38,913,000 and $33,440,000 representing 56.5% and 56.8% of revenues from rental operations for the first three months of fiscal 1996 and 1995. As a percentage of revenues, improvements in cost of merchandise for rental operations was offset by higher delivery costs.

         Selling and administrative expenses were $15,413,000 and $13,663,000 in the first three months of fiscal 1996 and 1995, representing a 12.8% increase over 1995 fiscal. As a percentage of revenues, these expenses were 21.7% and 22.6% in the first three months of fiscal 1996 and 1995 respectively. The improvement resulted from reduced administrative costs as a percentage of rental revenues.

         Interest expense of $2,181,000 increased 69.4% in the first three months of fiscal 1996 because of higher average borrowing levels. Additional borrowing occurred after the first quarter of 1995 and was used to fund the acquisition of a manufacturing division, capital expenditures and increases in working capital requirements.

         Other income was $154,000 and $294,000 in the first three months of fiscal 1996 and 1995. This decrease resulted from the recognition of losses in invested funds.

         Effective income tax rates were 39.2% and 40.8% in the first three months of fiscal 1996 and 1995. The decrease resulted from lower effective rates in the U.S. and improved profitability in Canada.

NET INCOME

         Net income for the first three months of fiscal 1996 totaled $5,187,000 representing a 19.0% increase compared with the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $5,263,000 in the first three months of fiscal 1996 compared with $8,109,000 in the same period last year. The decrease is the result of increases in accounts receivable and prepaid expenses and decreases to accounts payable and other current liabilities during the quarter. The Company made purchases of $8,877,000 in property, plant and equipment. These purchases were funded through cash operations and an increase in the line of credit.

         Management believes that funds generated from operations and existing lines of credit should provide adequate funding for current business operations and should enable G&K to service its debt in a timely manner.


                      G&K SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements included herein, except for the July 1, 1995, balance sheet which was extracted from the audited financial statements of July 1, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.


2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and October 1, 1994, the results of operations for the three months ended September 30, 1995 and October 1,1994, and the changes in financial position for the periods then ended.

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

     The results of operations for the three month period ended September 30, 1995, and October 1, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Net income per share is based on the weighted average number of shares of common stock outstanding.


4. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity investments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt Statement No. 123 in fiscal year 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position.


                                    PART II

                               OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K


          a.     Exhibits

                 Exhibit 27 - Financial Data Schedule (SEC use only)

          b.     Reports on Form 8-K.

                 Not Applicable





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           G&K SERVICES, INC.
                                           (Registrant)

Date:  November 10, 1995                   /s/Stephen F. LaBelle
                                           Stephen F. LaBelle
                                           Secretary and Treasurer
                                           (Chief Financial Officer)