Form 10-Q
period 1995-12-30
G&K SERVICES INC
filed 1996-02-13
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 30, 1995 Commission file number 0-4063

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

                                    YES  _X_       NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  CLASS A                           Outstanding January 26, 1996
Common Stock, par value $.50 per share                         18,543,118

                  CLASS B                           Outstanding January 26, 1996
Common Stock, par value $.50 per share                          1,865,089


                       G&K SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                     DECEMBER 30      July 1
                                                          1995         1995
                                                       ---------    ---------
                                                      (UNAUDITED)   (Audited)
                                     ASSETS
CURRENT ASSETS
    Cash                                               $   6,118    $   3,045
    Accounts receivable, net                              35,093       32,674
    Inventories-
          New goods                                       19,010       17,561
          Goods in service                                32,099       30,986
    Prepaid expenses                                       4,500        3,053
                                                       ---------    ---------

    Total current assets                                  96,820       87,319
                                                       ---------    ---------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                  18,167       16,159
    Buildings and improvements                            59,553       50,852
    Machinery and equipment                              112,189      106,365
    Automobiles and trucks                                23,023       20,713
      Less accumulated depreciation                      (87,454)     (79,638)
                                                       ---------    ---------

                                                         125,478      114,451
                                                       ---------    ---------
OTHER ASSETS
    Goodwill                                              35,217       35,577
    Restrictive covenants, customer lists,
          and other assets arising from acquisitions       7,578        8,366
    Other assets                                           7,699        7,620
                                                       ---------    ---------

    Total other assets                                    50,494       51,563
                                                       ---------    ---------
                                                       $ 272,792    $ 253,333
                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                      7,673    $  12,086
    Accrued expenses -
      Salaries and employee benefits                       7,438        6,999
      Other                                                7,030        5,773
    Reserve for income taxes                              10,687       10,146
    Current maturities of debt                             7,445        7,445
                                                       ---------    ---------
    Total current liabilities                             40,273       42,449
                                                       ---------    ---------

LONG TERM DEBT, NET OF CURRENT MATURITIES                 86,891       76,519
DEFERRED INCOME TAXES                                     10,366       10,582
OTHER NONCURRENT LIABILITIES                               5,887        5,254
                                                       ---------    ---------

STOCKHOLDERS' EQUITY
    Common stock, $.50 par
      Class A, 50,000,000 shares
       authorized, 18,543,118
       shares issued and outstanding                       9,272        9,272
      Class B, 10,000,000 shares
       authorized, 1,865,089
       shares issued and outstanding                         933          933
    Additional paid-in capital                            19,693       19,228
    Retained earnings                                    105,222       95,174
    Cumulative translation adjustment                     (5,745)      (6,078)
                                                       ---------    ---------
    Total stockholders' equity                           129,375      118,529
                                                       ---------    ---------
                                                       $ 272,792    $ 253,333
                                                       =========    =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                       G&K SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                        For the Three Months Ended  For the Six Months Ended
                                        --------------------------  ------------------------
                                         DECEMBER 30   DECEMBER 31  DECEMBER 30  DECEMBER 31
                                                1995         1994         1995         1994
                                           ---------    ---------    ---------    ---------
REVENUES
     Rental operations                     $  72,806    $  61,973    $ 141,711    $ 120,817
     Direct sales                              2,282        3,581        4,331        5,270
                                           ---------    ---------    ---------    ---------
          Total revenues                      75,088       65,554      146,042      126,087
                                           ---------    ---------    ---------    ---------

EXPENSES
     Cost of rental operations                41,212       35,200       80,125       68,640
     Cost of direct sales                      1,898        3,281        3,304        4,434
     Selling and administrative               15,820       13,858       31,233       27,521
     Depreciation                              4,393        3,613        8,437        6,863
     Amortization of intangibles                 655          657        1,275        1,331
                                           ---------    ---------    ---------    ---------
           Total expenses                     63,978       56,609      124,374      108,789
                                           ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                        11,110        8,945       21,668       17,298

     Interest expense                          2,156        1,445        4,337        2,733
     Other (income) expense, net                (173)        (243)        (327)        (537)
                                           ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                     9,127        7,743       17,658       15,102

     Provision for income taxes                3,552        3,095        6,896        6,096
                                           ---------    ---------    ---------    ---------

NET INCOME                                 $   5,575    $   4,648    $  10,762    $   9,006
                                           =========    =========    =========    =========

     Weighted average number of
           shares outstanding                 20,406       20,364       20,406       20,364

NET INCOME PER SHARE                       $    0.27    $    0.23    $    0.53    $    0.44
                                           =========    =========    =========    =========

Dividends per share                        $  0.0175    $  0.0167    $  0.0175    $  0.0167



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS



                       G&K SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                        For the Three Months Ended      For the Six Months Ended
                                                        --------------------------      ------------------------
                                                        DEC 30, '95    DEC 31, '94    DEC 30, '95    DEC 31, '94
                                                        -----------    -----------    -----------    -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net Income                                             $  5,575       $  4,648       $ 10,762       $  9,006
   Adjustments to reconcile net income to net
       cash provided by operating activities -
       Depreciation and amortization                         5,048          4,269          9,712          8,194
       Noncurrent deferred income taxes                       (111)          (109)          (221)          (219)
   Change in current operating items-
     Inventories                                            (1,838)        (5,630)        (2,504)        (7,383)
     Accounts receivable and prepaid expenses               (1,623)        (3,239)        (3,820)        (3,170)
     Accounts payable and other current liabilities           (322)         1,504         (2,017)         2,953
     Other, net                                                898           (292)           978           (121)
                                                          --------       --------       --------       --------
Net cash provided by operating activities                    7,627          1,151         12,890          9,260
                                                          --------       --------       --------       --------


CASH  FLOWS  FROM  INVESTMENT  ACTIVITIES:
   Property, plant and equipment additions, net            (10,492)        (6,792)       (19,369)       (14,630)
   Acquisitions of operating assets                              0           (380)             0         (9,480)
                                                          --------       --------       --------       --------
Net cash used for investment activities                    (10,492)        (7,172)       (19,369)       (24,110)
                                                          --------       --------       --------       --------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Proceeds from debt financing                             14,454          9,652         17,605         15,000
   Repayment of debt                                        (7,339)        (3,428)        (7,339)        (2,698)
   Acquisition payments refundable from escrow                   0           (352)             0           (352)
   Cash dividends paid                                        (714)          (713)          (714)          (713)
                                                          --------       --------       --------       --------
Net cash provided by (used for) financing activities         6,401          5,159          9,552         11,237
                                                          --------       --------       --------       --------

INCREASE (DECREASE) IN CASH                                  3,536           (862)         3,073         (3,613)
                                                          ========       ========       ========       ========

Cash:
   Beginning of the period                                   2,582          2,380          3,045          5,131
                                                          ========       ========       ========       ========
   End of the period                                      $  6,118       $  1,518       $  6,118       $  1,518
                                                          ========       ========       ========       ========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


ITEM 2.  Management's Discussion and Analysis of Operations

REVENUES FROM RENTALS AND SERVICES

         Revenues from rentals and services totaled $72,806,000 and $61,973,000 for the second quarter of fiscal 1996 and 1995, and $141,711,000 and $120,817,000 for the first six months. Revenues for G&K's U.S. rental operations grew at 18.5% rate for the second quarter and 18.1% for the first six months of fiscal 1996 when compared with the same periods last year. The 18.1% increase was realized without the benefit of acquisitions. Intensified marketing, strong sales to new accounts, and good customer retention rates helped us achieve this result. The 18.5% revenue growth rate is higher than the 15.3% gain reported in the second quarter last year and the 18.1% revenue growth rate is higher than the 14.8% gain reported in the first six months of last year. Revenues for Canadian rental operations increased at a 12.5% rate for the second quarter and 13.5% rate for the first six months of fiscal 1996 compared to the same periods last year. Revenues in Canadian dollars increased 11.4% for the second quarter and 12.3% for the first six months as compared to the same periods last year. There were no significant changes in product mix or selling prices during the first six months of fiscal 1996.

         Revenues from direct sales totaled $2,282,000 and $3,581,000 for the second quarter fiscal 1996 and 1995. Revenues totaled $4,331,000 and $5,270,000 for the first six months of fiscal 1996 and 1995. Decrease in direct sales is due to BCP external revenues are down 80.1% for the second quarter and 68.2% year to date as sales to outside customers have been replaced by production of garments to meet internal requirements.

EXPENSES

         Cost of rental operations were $80,125,000 and $68,640,000 representing 56.5% and 56.8% of revenues from rentals and operations for the first six months of fiscal 1996 and 1995. As a percentage of revenues, improvements in cost of merchandise for rental operations were offset by higher delivery costs.

         Cost of direct sales were $1,898,000 and $3,281,000 representing 83.2% and 91.6% of revenues for the second quarter of fiscal 1996 and 1995. Costs of $3,304,000 and $4,434,000 representing 76.3% and 84.1% of revenues for the first six months of fiscal 1996 and 1995.

         The decrease in cost of direct sales as a percent of revenues is due to the realization of cost savings resulting from the internal manufacturing of garments versus purchasing from outside sources.

         Selling and administrative expenses were $31,233,000 and $27,521,000 in the first six months of fiscal 1996 and 1995, representing a 13.5% increase over fiscal 1995. As a percentage of revenues, these expenses were 21.4% and 21.8% in the first six months of fiscal 1996 and 1995.

         Depreciation expense equaled $15,820,000 and $13,858,000, and $31,233,000 and $27,521,000 for the three and six month periods in fiscal 1996 and 1995, respectively. The increase in depreciation of 14.2% and 13.5% are the result of the additions of seven new locations in the first (and second) quarter(s) of fiscal 1996

         Interest expense of $4,337,000 increased 58.7% in the first six months of fiscal 1996 because of higher average borrowing levels. Additional borrowing occurred after the first quarter of 1995 and was used to fund the acquisition of a manufacturing division, capital expenditures and increases in working capital requirements.

         Other income was $327,000 and $537,000 in the first six months of fiscal 1996 and 1995. This decrease resulted from the recognition of losses in invested funds in the first quarter.

         Effective income tax rates were 39.0% and 40.4% in the first six months of fiscal 1996 and 1995. The decrease resulted from lower effective rates in the U.S. and offset by improved profitability in Canada.


NET INCOME

            Net income for the first six months of fiscal 1996 totaled $10,762,000 representing a 19.5% increase compared with the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $12,533,000 in the first six months of fiscal 1996 compared with $9,260,000 in the same period last year. The increase is the result of fiscal 1995's increase in inventory relating to the B.C.P. acquisition, while no such increase in inventory occurred in 1996.

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

                       G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Three and six month periods ended December 30, 1995 and December 31,
         1994
                                  (Unaudited)

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 30, 1995, December 31, 1994, and July 1, 1995, and the results of operations for the three and six months ended December 30, 1995 and December 31, 1994, and the changes in financial position for the three and six month periods then ended.

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

         The results of operations for the six month period ended December 30, 1995, and December 31, 1994, are not necessarily indicative of the results to be expected for the full year.

3. Net income per share is based on the weighted average number of shares of common stock outstanding.

4. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock- Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity investments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied

         The Company expects to adopt Statement No. 123 in fiscal 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations of financial position because the Company plans are fixed stock option and restricted stock plans which have no intrinsic value at the grant date under APB No. 25.


                                     PART II

                                OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

         a. The Company held its Annual Meeting of Stockholders on November 1, 1995.

         b. The following seven persons were elected directors: Bruce G. Allbright, Paul Baszucki, Richard Fink, Wayne Fortun, Donald
                  W. Goldfus, William Hope and Bernard Sweet.

         c. Each director nominee received the following votes: Allbright, 31,700,701 shares in favor, 0 shares voting against and 33,721 shares abstaining, Baszucki, 31,700,260 shares in favor, 0 shares voting against and 34,162 shares abstaining, Fink, 31,701,046 shares in favor, 0 shares voting against and 33,376 shares abstaining, Fortun, 31,695,975 shares in favor, 0 shares voting against and 38,447 shares abstaining, Goldfus, 31,700,586 shares in favor, 0 shares against and 33,836 shares abstaining, Hope, 31,701,046 shares in favor, 0 shares voting against and 33,376 shares abstaining and Sweet, 31,700,551 shares in favor, 0 shares voting against and 33,871 shares abstaining.


ITEM 6.  Exhibits and Reports on Form 8-K


         a.       Exhibits

                  Exhibit 10 - Third Amendment to Credit Agreement

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

         b.       Reports on Form 8-K.

                  Not Applicable.


                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              G&K SERVICES, INC.
                                                              (Registrant)


                  Date:       February 13, 1996        /s/Stephen F. LaBelle

                                                       Stephen F. LaBelle
                                                       Secretary and Treasurer
                                                       (Chief Financial Officer)