Form 10-Q
period 1996-03-30
G&K SERVICES INC
filed 1996-05-14
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 30, 1996 Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                          41-0449530
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                          5995 OPUS PARKWAY, SUITE. 500
                           MINNETONKA, MINNESOTA 55343
              (Address of principal executive offices and zip code)

                                 (612) 912-5500
               (Registrant's telephone number, including zip code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES _X_                   NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS A                                Outstanding April 26, 1996
Common Stock, par value $.50 per share                      18,908,884

             CLASS B                                Outstanding April 26, 1996
Common Stock, par value $.50 per share                       1,521,121



                       G&K SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                             MARCH 30      July 1
                                                               1996         1995
                                                             ---------    ---------
                                                            (UNAUDITED)   (Audited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                      $   1,010    $   3,045
   Accounts receivable, net                                     34,832       32,674
   Inventories-
         New goods                                              18,678       17,561
         Goods in service                                       32,065       30,986
   Prepaid expenses                                              4,668        3,053
                                                             ---------    ---------
   Total current assets                                         91,253       87,319
                                                             ---------    ---------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                         18,097       16,159
   Buildings and improvements                                   60,646       50,852
   Machinery and equipment                                     117,677      106,365
   Automobiles and trucks                                       23,567       20,713
     Less accumulated depreciation                             (91,448)     (79,638)
                                                             ---------    ---------
                                                               128,539      114,451
                                                             ---------    ---------
OTHER ASSETS
   Goodwill                                                     35,036       35,577
   Restrictive covenants, customer lists,
         and other assets arising from acquisitions              7,215        8,366
   Other assets                                                  7,499        7,620
                                                             ---------    ---------
   Total other assets                                           49,750       51,563
                                                             ---------    ---------
                                                             $ 269,542    $ 253,333
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                         $   7,173    $  12,086
   Accrued expenses -
     Salaries and employee benefits                              8,425        6,999
     Other                                                       7,760        5,773
   Reserve for income taxes                                     10,422       10,146
   Current maturities of debt                                    7,445        7,445
                                                             ---------    ---------
   Total current liabilities                                    41,225       42,449
                                                             ---------    ---------

LONG TERM DEBT, NET OF CURRENT MATURITIES                       77,139       76,519
DEFERRED INCOME TAXES                                           10,258       10,582
OTHER NONCURRENT LIABILITIES                                     6,120        5,254
                                                             ---------    ---------

STOCKHOLDERS' EQUITY
   Common stock, $.50 par
     Class A, 50,000,000 shares authorized, 18,908,884 and
       18,543,360 shares issued and outstanding                  9,454        9,272
     Class B, 10,000,000 shares authorized, 1,521,121 and
       1,865,089 shares issued and outstanding                     761          933
   Additional paid-in capital                                   19,693       19,228
   Retained earnings                                           110,577       95,174
   Cumulative translation adjustment                            (5,685)      (6,078)
                                                             ---------    ---------
   Total stockholders' equity                                  134,800      118,529
                                                             ---------    ---------
                                                             $ 269,542    $ 253,333
                                                             =========    =========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                       G&K SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                               For the Three Months Ended  For the Nine Months Ended
                                   ---------------------    ----------------------
                                   MARCH 30    APRIL 1      MARCH 30      APRIL 1
                                     1996        1995         1996          1995
                                   ---------   ---------    ---------    ---------
REVENUES
     Rental operations             $  75,117   $  64,117    $ 216,828    $ 184,934
     Direct sales                      2,361       2,602        6,692        7,872
                                   ---------   ---------    ---------    ---------
          Total revenues              77,478      66,719      223,520      192,806
                                   ---------   ---------    ---------    ---------

EXPENSES
     Cost of rental operations        41,339      37,644      121,464      106,284
     Cost of direct sales              1,835       1,812        5,139        6,246
     Selling and administrative       17,507      13,825       48,740       41,346
     Depreciation                      4,679       3,790       13,116       10,653
     Amortization of intangibles         627         638        1,902        1,969
                                   ---------   ---------    ---------    ---------
           Total expenses             65,987      57,709      190,361      166,498
                                   ---------   ---------    ---------    ---------

INCOME FROM OPERATIONS                11,491       9,010       33,159       26,308

     Interest expense                  1,909       2,035        6,246        4,768
     Other (income) expense, net         310        (464)         (17)      (1,001)
                                   ---------   ---------    ---------    ---------

INCOME BEFORE INCOME TAXES             9,272       7,439       26,930       22,541

     Provision for income taxes        3,560       3,020       10,456        9,116
                                   ---------   ---------    ---------    ---------

NET INCOME                         $   5,712   $   4,419    $  16,474    $  13,425
                                   =========   =========    =========    =========

     Weighted average number of
           shares outstanding         20,406      20,368       20,406       20,368

NET INCOME PER SHARE               $    0.28   $    0.22    $    0.81    $    0.66
                                   =========   =========    =========    =========

Dividends per share                $  0.0175   $  0.0175    $  0.0525    $  0.0525


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.






                       G&K SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           For the Three           For the Nine
                                                           Months Ended            Months Ended
                                                       --------------------    --------------------
                                                       MARCH 30,   ARPIL 1,    MARCH 30,   ARPIL 1,
                                                         1996        1995        1996        1995
                                                       --------    --------    --------    --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net Income                                          $  5,712    $  4,419    $ 16,474    $ 13,425
   Adjustments to reconcile net income to net
       cash provided by operating activities -
       Depreciation and amortization                      5,306       4,428      15,018      12,622
       Noncurrent deferred income taxes                    (110)       (107)       (331)       (326)
   Change in current operating items-
     Inventories                                            404      (3,389)     (2,100)    (10,772)
     Accounts receivable and prepaid expenses               127        (425)     (3,693)     (3,595)
     Accounts payable and other current liabilities         722        (768)     (1,295)      2,185
     Other, net                                             552        (114)      1,530        (235)
                                                       --------    --------    --------    --------
Net cash provided by operating activities                12,713       4,044      25,603      13,304
                                                       --------    --------    --------    --------


CASH  FLOWS  FROM  INVESTMENT  ACTIVITIES:
   Property, plant and equipment additions, net          (7,639)     (9,746)    (27,008)    (24,376)
   Acquisitions of operating assets                           0           0           0      (9,480)
                                                       --------    --------    --------    --------
Net cash used for investment activities                  (7,639)     (9,746)    (27,008)    (33,856)
                                                       --------    --------    --------    --------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Sale of Common Stock                                      11          48          11          48
   Proceeds from debt financing                               0           0           0      15,000
   Net Change in Revolving Line of Credit                (9,835)      4,994         431       2,296
   Acquisition payments refundable from escrow                0        (278)          0        (630)
   Cash dividends paid                                     (358)       (357)     (1,072)     (1,070)
                                                       --------    --------    --------    --------
Net cash provided by (used for) financing activities    (10,182)      4,407        (630)     15,644
                                                       --------    --------    --------    --------

INCREASE (DECREASE) IN CASH                              (5,108)     (1,295)     (2,035)     (4,908)
                                                       ========    ========    ========    ========

Cash:
   Beginning of the period                                6,118       1,518       3,045       5,131
                                                       ========    ========    ========    ========
   End of the period                                   $  1,010    $    223    $  1,010    $    223
                                                       ========    ========    ========    ========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



ITEM 2.  Management's Discussion and Analysis of Operations

REVENUES FROM RENTALS AND SERVICES

         Revenues from rentals and services totaled $75,117,000 and $64,117,000 for the third quarter of fiscal 1996 and 1995, and $216,828,000 and $184,934,000 for the first nine months. Revenues for G&K's U.S. rental operations grew at 17.2% rate for the third quarter and 17.2% for the first nine months of fiscal 1996 when compared with the same periods last year. The 17.2% increase was realized without the benefit of acquisitions. Intensified marketing, strong sales to new accounts, and good customer retention rates helped us achieve this result. The 17.2% revenue growth rate is higher than the 16.8% increase reported in the third quarter last year and the 17.2% revenue growth rate is higher than the 16.8% gain reported in the first nine months of last year. Revenues for Canadian rental operations increased at a 12.6% rate for the third quarter and 13.2% rate for the first nine months of fiscal 1996 compared to the same periods last year. Revenues in Canadian dollars increased 9.7% for the third quarter and 11.4% for the first nine months as compared to the same periods last year. There were no significant changes in product mix or selling prices during the first six months of fiscal 1996.

         Revenues from direct sales totaled $2,361,000 and $2,602,000 for the third quarter fiscal 1996 and 1995. Revenues totaled $6,692,000 and $7,872,000 for the first nine months of fiscal 1996 and 1995. Decrease in direct sales is due to reduced BCP external revenues as sales to outside customers have been replaced by production of garments to meet internal requirements.

EXPENSES

         Cost of rental operations were $41,339,000 and $37,644,000 representing 55% and 58.7% of revenues from rentals and operations for the third quarter of fiscal 1996 and 1995. Costs of $121,464,000 and $106,284,000 representing 56%
and 57.5% of revenues from rentals and operations for the first nine months of fiscal 1996 and 1995. As a percentage of revenues, improvements in cost of merchandise for rental operations were partially offset by higher delivery costs.

         Cost of direct sales were $1,835,000 and $1,812,000 representing 77.7% and 69.6% of revenues for the third quarter of fiscal 1996 and 1995. Costs of $5,139,000 and $6,246,000 representing 76.8% and 79.3% of revenues for the first nine months of fiscal 1996 and 1995.

         The decrease in cost of direct sales as a percent of revenues is due to the realization of cost savings resulting from the internal manufacturing of garments versus purchasing from outside sources.

         Selling and administrative expenses were $48,740,000 and $41,346,000 in the first nine months of fiscal 1996 and 1995, representing a 17.9% increase over fiscal 1995. As a percentage of revenues, these expenses were 21.8% and 21.4% in the first nine months of fiscal 1996 and 1995.

         Depreciation expense equaled $4,679,000 and $3,790,000, and $13,116,000 and $10,653,000 for the three and nine month periods in fiscal 1996 and 1995, respectively. The increase in depreciation of 23.5% and 23.1% are the result of increased capital spending in fiscal 1995 and fiscal 1996.

         Interest expense of $6,246,000 increased 31% in the first nine months of fiscal 1996 because of higher average borrowing levels. Additional borrowing occurred after the first quarter of 1995 and was used to fund the acquisition of a manufacturing division, capital expenditures and increases in working capital requirements.

         Other income was $17,000 and $1,001,000 in the first nine months of fiscal 1996 and 1995. This decrease resulted from the recognition of losses in invested funds in the first quarter, as well as disposal of plant equipment. U.S. exchange losses increased from purchases of BCP garments at Canadian locations.

         Effective income tax rates were 38.8% and 40.4% in the first nine months of fiscal 1996 and 1995. The decrease resulted from lower effective rates in the U.S. and improved profitability in Canada.


NET INCOME

         Net income for the first nine months of fiscal 1996 totaled $16,474,000 representing a 22.7% increase compared with the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $25,603,000 in the first nine months of fiscal 1996 compared with $13,304,000 in the same period last year. The increase is the result of fiscal 1995's increase in inventory relating to the BCP acquisition, while no such increase in inventory occurred in 1996.

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


                       G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Three and nine month periods ended March 30, 1996 and April 1, 1995
                                (Unaudited)

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 30, 1996, April 1, 1995, and July 1, 1995, and the results of operations and the changes in financial position for the three and nine months ended March 30, 1996 and April 1, 1995.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements.

         The results of operations for the nine month period ended March 30, 1996, and April 1, 1995, are not necessarily indicative of the results to be expected for the full year.

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




                                                 G&K SERVICES, INC.
                                                 (Registrant)



Date:  May 14, 1996                              /s/Stephen F. LaBelle
                                                 Stephen F. LaBelle
                                                 Secretary and Treasurer
                                                 (Chief Financial Officer)