Form 10-Q
period 1996-09-28
G&K SERVICES INC
filed 1996-11-12
CIK 39648

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                            ____________________

                             F O R M  10 - Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 28, 1996 Commission file number 0-4063

                            G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                      41-0449530
                  ---------                      ----------
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)

                          5995 OPUS PARKWAY, SUITE. 500
                           MINNETONKA, MINNESOTA  55343
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

                         YES  X     NO
                             ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              CLASS A                         Outstanding November 8, 1996
Common Stock, par value $.50 per share              18,922,846

              CLASS B                        Outstanding November 8, 1996
Common Stock, par value $.50 per share               1,521,121

                    G&K SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

                                                         SEPT 28     June 29
                                                          1996        1996
                                                       -----------  ---------
                                                       (UNAUDITED)  (Audited)
                              ASSETS
CURRENT ASSETS
  Cash                                                  $   1,638   $   6,882
  Accounts receivable, net                                 39,698      36,696
  Inventories-
    New goods                                              17,494      16,942
    Goods in service                                       36,157      35,135
  Prepaid expenses                                          4,389       3,995
                                                       -----------  ---------
  Total current assets                                     99,376      99,650
                                                       -----------  ---------
PROPERTY, PLANT AND EQUIPMENT
  Land                                                     19,692      19,326
  Buildings and improvements                               65,420      61,756
  Machinery and equipment                                 125,090     118,955
  Automobiles and trucks                                   25,701      25,028
    Less accumulated depreciation                         (97,161)    (92,167)
                                                       -----------  ---------
                                                          138,742     132,898
                                                       -----------  ---------
OTHER ASSETS
  Goodwill                                                 34,370      34,642
  Restrictive covenants, customer lists, and other
    assets arising from acquisitions                        7,147       6,860
  Other assets                                              7,926       7,939
                                                       -----------  ---------
  Total other assets                                       49,443      49,441
                                                       -----------  ---------
                                                        $ 287,561   $ 281,989
                                                       -----------  ---------
                                                       -----------  ---------

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $  10,467   $  13,068
  Accrued expenses -
    Salaries and employee benefits                         10,903      10,265
    Other                                                   9,053       7,151
  Reserve for income taxes                                 12,982      10,280
  Current maturities of debt                                9,049       9,049
                                                       -----------  ---------
  Total current liabilities                                52,454      49,813
                                                       -----------  ---------

LONG TERM DEBT, NET OF CURRENT MATURITIES                  70,770      75,143
DEFERRED INCOME TAXES                                       9,985      10,093
OTHER NONCURRENT LIABILITIES                                6,581       6,293
                                                       -----------  ---------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par
    Class A, 50,000,000 shares authorized, 18,919,725
      and 18,915,725 shares issued and outstanding          9,460       9,458
    Class B, 10,000,000 shares authorized, 1,521,121
      shares issued and outstanding                           761         761
  Additional paid-in capital                               19,870      19,758
  Retained earnings                                       123,416     116,465
  Cumulative translation adjustment                        (5,736)     (5,795)
                                                       -----------  ---------
  Total stockholders' equity                              147,771     140,647
                                                       -----------  ---------
                                                        $ 287,561   $ 281,989
                                                       -----------  ---------
                                                       -----------  ---------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      G&K SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                                         For the Three Months Ended
                                                         --------------------------
                                                           SEPT 28      SEPT 30
                                                            1996         1995
                                                         -----------  -----------
REVENUES
  Rental operations                                       $  80,013    $  68,905
  Direct sales                                                3,297        2,049
                                                         -----------  -----------
    Total revenues                                           83,310       70,954
                                                         -----------  -----------

EXPENSES
  Cost of rental operations                                  43,482       38,913
  Cost of direct sales                                        2,581        1,406
  Selling and administrative                                 19,407       15,413
  Depreciation                                                4,596        4,044
  Amortization of intangibles                                   563          620
                                                         -----------  -----------
    Total expenses                                           70,629       60,396
                                                         -----------  -----------

INCOME FROM OPERATIONS                                       12,681       10,558
  Interest expense                                            1,723        2,181
  Other (income) expense, net                                  (446)        (154)
                                                         -----------  -----------

INCOME BEFORE INCOME TAXES                                   11,404        8,531

  Provision for income taxes                                  4,453        3,344
                                                         -----------  -----------

NET INCOME                                                $   6,951    $   5,187
                                                         -----------  -----------
                                                         -----------  -----------

  Weighted average number of shares outstanding              20,439       20,405

NET INCOME PER SHARE                                      $    0.34    $    0.25
                                                         -----------  -----------
                                                         -----------  -----------

Dividends per share                                       $  0.0175    $  0.0175


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      G&K SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                  For the Three Months Ended
                                                                  --------------------------
                                                                  SEPT 28, '96  SEPT 30, '95
                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          $6,951        $5,187
  Adjustments to reconcile net income to net cash provided by operating activities -
    Depreciation and amortization                                      5,158         4,663
    Noncurrent deferred income taxes                                    (108)         (110)
  Change in current operating items-
    Inventories                                                       (1,574)         (666)
    Accounts receivable and prepaid expenses                          (3,396)       (2,197)
    Accounts payable and other current liabilities                     2,641        (1,695)
    Other, net                                                           484            81
                                                                  -----------       ------
Net cash provided by operating activities                             10,156         5,263
                                                                  -----------       ------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Property, plant and equipment additions, net                        (9,079)       (8,877)
  Acquisitions of operating assets                                    (1,948)            0
                                                                  -----------       ------
Net cash used for investment activities                              (11,027)       (8,877)
                                                                  -----------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   2             0
  Proceeds from issuance of long-term debt                             7,190         9,525
  Repayments of long-term debt                                       (11,565)       (6,374)
                                                                  -----------       ------
Net cash provided by (used for) financing activities                  (4,373)        3,151
                                                                  -----------       ------

DECREASE IN CASH                                                      (5,244)         (463)
                                                                  -----------       ------
                                                                  -----------       ------
Cash:
  Beginning of the period                                              6,882         3,045
                                                                  -----------       ------
  End of the period                                                $   1,638     $   2,582
                                                                  -----------       ------
                                                                  -----------       ------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    G&K SERVICES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Three month period ended September 28, 1996 and September  30, 1995
                               (Unaudited)

1. The consolidated financial statements included herein, except for the June 29, 1996, balance sheet which was extracted from the audited financial statements of June 29, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 28, 1996, and June 29, 1996, and the results of operations and the changes in financial position for the three months ended September 28, 1996 and September 30, 1995.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements.

      The results of operations for the three month period ended
      September 28, 1996, and September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

3. Net income per share is based on the weighted average number of shares of common stock outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

REVENUES FROM RENTALS AND SERVICES

     Revenues from rentals and services totaled $80,013,000 and $68,905,000 for the first three months fiscal 1997 and 1996. Revenues for G&K's U.S. rental operations grew at a 17.1% rate for the first three months of fiscal 1997 when compared with the same period last year. The 17.1% increase was realized with no material benefit of acquisitions. Increased new account sales, expansion of existing accounts, selective price increases, new market entries, and good customer retention rates helped us achieve this result.
The 17.1% revenue growth rate is lower than the 17.6% increase reported in the first three months last year. Revenues for Canadian rental operations increased at a 11.1% rate for the first three months of fiscal 1997 compared to the same periods last year. Revenues in Canadian dollars increased 12.3% for the first three months when compared to the same period last year.
There were no significant changes in rental product mix or selling prices during the first three months of fiscal 1997.

     Revenues from direct sales totaled $3,297,000 and $2,049,000 for the first three months of fiscal 1997 and 1996. Increase in direct sales is due to higher U.S. Manufacturing division external revenues.

EXPENSES

     Cost of rental operations were $43,482,000 and $38,913,000 representing 54.3% and 56.5% of revenues from rentals and operations for the first three months of fiscal 1997 and 1996. These improvements are a result of decreased production and merchandise costs within the rental operations.

     Cost of direct sales were $2,581,000 and $1,406,000 representing 78.3% and 68.6% of direct sales revenues for the first three months of fiscal 1997 and 1996. The increase in cost of direct sales as a percent of revenues is due to reduced gross margins on outside sales.

     Selling and administrative expenses were $19,407,000 and $15,413,000 in the first three months of fiscal 1997 and 1996. As a percentage of revenues, these expenses were 23.3% and 21.7% in 1997 and 1996 respectively. The primary increase in Sales, Marketing and training costs are due to the continued development and maintenance of projects that maximize our continued internal sales growth rates.

     Depreciation expense equaled $4,596,000 and $4,044,000, for the three months in fiscal 1997 and 1996, respectively. The increase in depreciation of 13.6% is the result of increased capital spending.

     Interest expense of $1,723,000 decreased 21% in the first three months of fiscal 1997 when compared to the same period last year. The decrease is from lower average borrowing levels and lower average interest rates.

     Effective income tax rates were 39% and 39.2% in the first three months of fiscal 1997 and 1996. The decrease resulted from a lower effective rate in Canada offset by a slightly higher U.S. effective rate.

NET INCOME

     Net income for the first three months of fiscal 1997 totaled $6,951,000 representing a 34% increase compared with the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were $10,154,000 in the first three months of fiscal 1997 compared with $5,263,000 in the same period last year. The increase is primarily the result of higher net income before depreciation and amortization expense along with favorable changes in certain current operating items.

     Net cash used for financing activities of $4,371,000 in the first three months of fiscal 1997 included the repayment of Senior notes payable of $9,000,000 offset by additional borrowing on the long term line of credit. Net cash provided in the first three months of fiscal 1996 of $3,151,000 included payments on Senior notes payable of $6,197,000.

     Management believes that funds generated from operations and existing lines of credit should provide adequate funding for current business operations and debt service requirements.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities, as well as other capital spending, financial sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect future results and, accordingly, such results may differ from those expressed in any forward-looking statement made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and business activities, dependence on existing management, domestic or global economic conditions, changes in federal or state laws or the administration of such laws, as well as all other risks and uncertainties described in the Company's filings.

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

                                        G&K SERVICES, INC.
                                        (Registrant)




  Date:   November 11, 1996                 s/ Stephen F. LaBelle
        -------------------------          ------------------------
                                           Stephen F. LaBelle
                                           Secretary and Treasurer
                                           (Chief Financial Officer)