Form 10-Q
period 1996-12-28
G&K SERVICES INC
filed 1997-02-11
CIK 39648

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              --------------------

                                 F O R M  10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 28, 1996 Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                               41-0449530
-------------------------------                             --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          5995 OPUS PARKWAY, SUITE 500
                          MINNETONKA, MINNESOTA  55343
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

                    YES  X              NO
                       -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS A                              Outstanding January 31, 1997
Common Stock, par value $.50 per share                    18,969,737

          CLASS B                              Outstanding January 31, 1997
Common Stock, par value $.50 per share                     1,474,996

                       G&K SERVICES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       Dec 28         June 29
                                                        1996            1996
                                                    ------------   ------------
                                                     (Unaudited)     (Audited)
                              ASSETS
CURRENT ASSETS
 Cash                                               $     2,230    $     6,882
 Accounts receivable, net                                42,466         36,696
 Inventories-
       New goods                                         16,771         16,942
       Goods in service                                  40,016         35,135
 Prepaid expenses                                         4,776          3,995
                                                    ------------   ------------
 Total current assets                                   106,259         99,650
                                                    ------------   ------------

PROPERTY, PLANT AND EQUIPMENT
 Land                                                    19,769         19,326
 Buildings and improvements                              65,727         61,756
 Machinery and equipment                                131,880        118,955
 Automobiles and trucks                                  26,882         25,028
   Less accumulated depreciation                       (101,555)       (92,167)
                                                    ------------   ------------
                                                        142,703        132,898
                                                    ------------   ------------

OTHER ASSETS
 Goodwill                                                33,990         34,642
 Restrictive covenants, customer lists,
       and other assets arising from acquisitions         6,896          6,860
 Other, principally executive retirement
       plan assets                                        7,541          7,939
                                                    ------------   ------------
 Total other assets                                      48,427         49,441
                                                    ------------   ------------
                                                    $   297,389    $   281,989
                                                    ------------   ------------
                                                    ------------   ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                   $    12,137    $    13,068
 Accrued expenses -
   Salaries and employee benefits                        10,935         10,265
   Other                                                  9,950          7,151
 Reserve for income taxes                                10,394         10,280
 Current maturities of debt                              25,055          9,049
                                                    ------------   ------------
 Total current liabilities                               68,471         49,813
                                                    ------------   ------------

LONG TERM DEBT, NET OF CURRENT MATURITIES                58,085         75,143
DEFERRED INCOME TAXES                                     9,869         10,093
OTHER NONCURRENT LIABILITIES                              6,881          6,293
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
 Common stock, $.50 par
   Class A, 50,000,000 shares authorized,
   18,922,846 and 18,915,725 shares issued and
    outstanding                                           9,462          9,458
   Class B, 10,000,000 shares authorized,
    1,521,121 shares issued and outstanding                 761            761
 Additional paid-in capital                              19,906         19,758
 Retained earnings                                      129,887        116,465
 Cumulative translation adjustment                       (5,933)        (5,795)
                                                    ------------   ------------
 Total stockholders' equity                             154,083        140,647
                                                    ------------   ------------
                                                    $   297,389    $   281,989
                                                    ------------   ------------
                                                    ------------   ------------


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      G&K  SERVICES,  INC. and SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                      For the Three Months Ended  For the Six Months Ended
                                      --------------------------  ------------------------
                                         Dec 28        Dec 30        Dec 28       Dec 30
                                          1996          1995          1996         1995
                                      ------------  ------------  ------------  ----------
REVENUES
   Rental operations                     $83,583       $72,806      $163,596    $141,711
   Direct sales                            3,855         2,282         7,152       4,331
                                      ------------  ------------  ------------  ----------
        Total revenues                    87,438        75,088       170,748     146,042
                                      ------------  ------------  ------------  ----------
EXPENSES
   Cost of rental operations              45,748        41,212        89,230      80,125
   Cost of direct sales                    3,001         1,898         5,582       3,304
   Selling and administrative             20,018        15,820        39,425      31,233
   Depreciation                            4,845         4,393         9,441       8,437
   Amortization of intangibles               497           655         1,060       1,275
                                      ------------  ------------  ------------  ----------
        Total expenses                    74,109        63,978       144,738     124,374
                                      ------------  ------------  ------------  ----------

INCOME FROM OPERATIONS                    13,329        11,110        26,010      21,668

   Interest expense                        1,545         2,156         3,268       4,337
   Other (income) expense, net               (57)         (173)         (503)       (327)
                                      ------------  ------------  ------------  ----------

INCOME BEFORE INCOME TAXES                11,841         9,127        23,245      17,658

   Provision for income taxes              4,655         3,552         9,108       6,896
                                      ------------  ------------  ------------  ----------

NET INCOME                                $7,186        $5,575       $14,137     $10,762
                                      ------------  ------------  ------------  ----------
                                      ------------  ------------  ------------  ----------

   Weighted average number of
         shares outstanding               20,443        20,408        20,441      20,406

NET INCOME PER SHARE                       $0.35         $0.27         $0.69       $0.53
                                      ------------  ------------  ------------  ----------
                                      ------------  ------------  ------------  ----------

DIVIDENDS PER SHARE                      $0.0175       $0.0175       $0.0350     $0.0350


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                      G&K  SERVICES,  INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                     For the Three Months Ended    For the Six Months Ended
                                                     ------------------------------------------------------
                                                      Dec 28, '96   Dec 30, '95   Dec 28, '96   Dec 30, '95
                                                     ------------   -----------   -----------   -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
 Net Income                                              $7,186        $5,048        $14,137       $10,762
 Adjustments to reconcile net income to net
   cash provided by operating activities -
   Depreciation and amortization                          5,342         5,048         10,501         9,712
   Noncurrent deferred income taxes                        (116)         (111)          (225)         (221)
 Change in current operating items-
   Inventories                                           (3,164)       (1,838)        (4,738)       (2,504)
   Accounts receivable and prepaid expenses              (3,185)       (1,623)        (6,580)       (3,820)
   Accounts payable and other current liabilities            35         (322)          2,676        (2,017)
   Other, net                                               740           898          1,223           978
                                                     ------------   -----------   -----------   -----------
Net cash provided by operating activities                 6,838         7,627         16,994        12,890
                                                     ------------   -----------   -----------   -----------
                                                     ------------   -----------   -----------   -----------

CASH  FLOWS  FROM  INVESTMENT  ACTIVITIES:
 Property, plant and equipment additions, net            (8,885)      (10,492)       (17,964)      (19,369)
 Acquisitions of operating assets                             0             0         (1,948)            0
                                                     ------------   -----------   -----------   -----------
Net cash used for investment activities                  (8,885)      (10,492)       (19,912)      (19,369)
                                                     ------------   -----------   -----------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
 Proceeds from issuance of common stock                       2             0              4             0
 Proceeds from issuance of long-term debt                 5,580         8,080         12,770        17,605
 Repayments of long-term debt                            (2,228)         (965)       (13,793)       (7,339)
 Cash dividends paid                                       (715)         (714)          (715)         (714)
                                                     ------------   -----------   -----------   -----------
Net cash provided by (used for) financing
  activities                                              2,639         6,401         (1,734)        9,552
                                                     ------------   -----------   -----------   -----------

Increase (decrease) in cash                                 592         3,536         (4,652)        3,073
                                                     ------------   -----------   -----------   -----------
                                                     ------------   -----------   -----------   -----------

Cash:
 Beginning of the period                                  1,638         2,582          6,882         3,045
                                                     ------------   -----------   -----------   -----------
 End of the period                                       $2,230        $6,118         $2,230        $6,118
                                                     ------------   -----------   -----------   -----------
                                                     ------------   -----------   -----------   -----------


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                       G&K SERVICES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Three and six month periods ended December 28, 1996 and December 30, 1995
                                   (Unaudited)

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 28, 1996, and June 29, 1996, and the results of operations for the three and six months ended December 28, 1996 and December 30, 1995, and the changes in financial position for the three and six month periods then ended.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements.

     The results of operations for the three and six month periods ended December 28, 1996, are not necessarily indicative of the results to be expected for the full year.

3. Net income per share is based on the weighted average number of shares of common stock outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

REVENUES

     Rental revenues from rentals and services totaled $83,583,000 and $72,806,000 for the second quarter of fiscal 1997 and 1996 respectively, and $163,596,000 and $141,711,000 for the first six months of fiscal 1997 and 1996 respectively. Revenues for G&K's U.S. rental operations grew at 14.8% rate for the second quarter and 15.9% for the first six months of fiscal 1997 when compared with the same periods last year. Increased new account sales, expansion of existing accounts, selective price increases, new market entries, and good customer retention rates helped achieve this result. Revenues for Canadian rental operations increased at a 15.0% rate for the second quarter and 13.1% rate for the first six months of fiscal 1997 compared to the same periods last year. Revenues in Canadian dollars increased 14.6% for the second quarter and 13.5% for the first six months when compared to the same periods last year. There were no significant changes in product mix or selling prices during the first six months fiscal 1997.

     Revenues from direct sales totaled $3,855,000 and $2,282,000 for the second quarter fiscal 1997 and 1996 respectively. Revenues from direct sales totaled $7,152,000 and $4,331,000 for the first six months of fiscal 1997 and 1996 respectively. Increase in direct sales is due to higher U.S. manufacturing division external revenues which utilize our manufacturing capacities above internal needs.

EXPENSES

     Cost of rental operations totaled $45,748,000 and $41,212,000 representing 54.7% and 56.6% of revenues from rental operations for the second quarter fiscal 1997 and 1996 respectively, and $89,230,000 and $80,125,000 representing 54.5%
and 56.5% of revenues for rental operations for the first six months of fiscal 1997 and 1996 respectively. These improvements are a result of decreased production and merchandise costs that come from efficiencies gained in the rental operations and manufacturing of rental garments.

     Costs of direct sales were $5,582,000 and $3,304,000 representing 78.0% and 76.3% of direct sales for the first six months of fiscal 1997 and 1996 respectively. The increase in cost of direct sales as a percent of revenues is due to reduced gross margins on outside sales.

     Selling and administrative expenses were $20,018,000 and $15,820,000 representing 22.9% and 21.1% of revenues for the second quarter of fiscal 1997 and 1996 respectively, and $39,425,000 and $31,233,000 representing 23.1% and 21.4% of revenues for six months ended fiscal 1997 and 1996 respectively. The increase is primarily from sales, marketing and training costs from continued development and maintenance of projects that maximize our continued internal sales growth rates, as well as the addition of new locations.

     Depreciation expense equaled $4,845,000 and $4,393,000, for the second quarter of fiscal 1997 and 1996 respectively. Depreciation totaled $9,441,000 and $8,437,000 for six months ended fiscal 1997 and 1996 respectively. The increase in depreciation of 10.3% and 11.9% respectively, is the result of investment of capital into new and existing locations.

     Interest expense of $3,268,000 decreased 24.6% in the first six months of fiscal 1997 when compared with the same period last year. The decrease is a result of lower average borrowing levels and interest rates.

     Effective income tax rates were 39.2% and 39.1% in the first six months of fiscal 1997 and 1996.

NET INCOME

     Net income for the second quarter of fiscal 1997 totaled $7,186,000 representing a 28.9% increase compared with the same period in 1996. Net income for six months of fiscal 1997 totaled $14,137,000 representing a 31.4% increase compared with the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were $16,994,000 in the first six months of fiscal 1997 compared with $12,890,000 in the same period last year. The increase is primarily the result of higher net income before depreciation and amortization, partially off-set by growth in inventory and accounts receivable.

     Net cash used for financing activities of $1,734,000 in the first six months of fiscal 1997 included the repayment of senior notes payable of $9,000,000 offset by additional borrowing on the long term line of credit. Net cash provided in the first six months of fiscal 1996 of $9,552,000 included a payment on senior notes payable of $6,197,000 and additional borrowing on the long term line of credit.

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

        a. The Company held its Annual Meeting of Stockholders on October 31, 1996.

        b. The following seven persons were elected directors: Bruce G. Allbright, Paul Baszucki, Richard Fink, Wayne Fortun, Donald W. Goldfus, William Hope and Bernard Sweet.

        c. 1. Each director nominee received the following votes: Allbright, 28,135,386 shares in favor, 0 shares voting against and 20,542 shares abstaining, Baszucki, 28,130,415 shares in favor, 0 shares voting against and 25,513 shares abstaining, Fink, 28,132,851 shares in favor, 0 shares voting against and 23,077 shares abstaining, Fortun, 28,128,427 shares in favor, 0 shares voting against and 27,501 shares abstaining, Goldfus, 28,131,903 shares in favor, 0 shares against and 24,025 shares abstaining, Hope, 28,134,909 shares in favor, 0 shares voting against and 21,019 shares abstaining and Sweet, 28,131,958 shares in favor, 0 shares voting against and 23,970 shares abstaining.

            2. Stockholders approvel of 1996 Directors Stock Option Plan:
               26,544,027 shares in favor, 1,436,327 shares voting against and 110,574 shares abstaining, 65,000 non-vote.


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




                                             G&K SERVICES, INC.
                                             (Registrant)












          Date:   February 11, 1997            s/Richard Fink
               --------------------            ------------------------
                                               Richard Fink
                                               Chairman of the Board