Form 10-Q
period 1997-03-29
G&K SERVICES INC
filed 1997-05-13
CIK 39648

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                ----------------------

                                     FORM 10 - Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended March 29, 1997 Commission file number 0-4063

                                  G&K SERVICES, INC.
                (Exact name of registrant as specified in its charter)

            MINNESOTA                                    41-0449530
---------------------------------                ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                             5995 OPUS PARKWAY, SUITE 500
                             MINNETONKA, MINNESOTA  55343
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

                   YES  X              NO
                       ---                ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         CLASS A                                 Outstanding April 20, 1997
Common Stock, par value $.50 per share                18,985,592

         CLASS B                                 Outstanding April 20, 1997
Common Stock, par value $.50 per share                 1,474,996

                         G&K SERVICES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)

                                                             MARCH 29         June 29
                                                               1997             1996
                                                            -------------   -------------
                                                             (UNAUDITED)      (Audited)
                         ASSETS
CURRENT ASSETS
    Cash                                                     $      1,279    $      6,882
    Accounts receivable, net                                       40,413          36,696
    Inventories-
       New goods                                                   16,489          16,942
       Goods in service                                            41,398          35,135
    Prepaid expenses                                                3,941           3,995
                                                             -------------   ------------
    Total current assets                                          103,520          99,650
                                                             -------------   ------------
PROPERTY, PLANT AND EQUIPMENT
    Land                                                           19,494          19,326
    Buildings and improvements                                     66,474          61,756
    Machinery and equipment                                       137,374         118,955
    Automobiles and trucks                                         27,553          25,028
       Less accumulated depreciation                             (105,872)        (92,167)
                                                             -------------   ------------
                                                                  145,023         132,898
                                                             -------------   ------------
OTHER ASSETS
    Goodwill                                                       34,421          34,642
    Restrictive covenants, customer lists,
       and other assets arising from acquisitions                   6,566           6,860
    Other, principally executive retirement plan assets             8,047           7,939
                                                             -------------   ------------
    Total other assets                                             49,034          49,441
                                                             -------------   ------------
                                                             $    297,577    $    281,989
                                                             -------------   ------------
                                                             -------------   ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                         $      8,514    $     13,068
    Accrued expenses -
      Salaries and employee benefits                               10,591          10,265
      Other                                                        10,368           7,151
    Reserve for income taxes                                        8,274          10,280
    Current maturities of debt                                     28,242           9,049
                                                             -------------   ------------
    Total current liabilities                                      65,989          49,813
                                                             -------------   ------------
LONG TERM DEBT, NET OF CURRENT MATURITIES                          54,164          75,143
DEFERRED INCOME TAXES                                               9,747          10,093
OTHER NONCURRENT LIABILITIES                                        7,009           6,293
                                                             -------------   ------------
STOCKHOLDERS' EQUITY
    Common stock, $.50 par
     Class A, 50,000,000 shares authorized, 18,985,159 and
     18,915,725 shares issued and outstanding                       9,493           9,458
     Class B, 10,000,000 shares authorized, 1,474,996 and
     1,521,121 shares issued and outstanding                          738             761
    Additional paid-in capital                                     19,881          19,758
    Retained earnings                                             136,898         116,465
    Cumulative translation adjustment                              (6,342)         (5,795)
                                                             -------------   ------------
    Total stockholders' equity                                    160,668         140,647
                                                             -------------   ------------
                                                             $    297,577     $   281,989
                                                             -------------   ------------
                                                             -------------   ------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        G&K  SERVICES,  INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands except per share data)
                                     (Unaudited)



                                   For the Three Months Ended           For the Nine Months Ended
                                   --------------------------         -----------------------------
                                   MARCH 29         MARCH 30           MARCH 29            MARCH 30
                                     1997             1996               1997                1996
                                   ---------       ----------         ---------           ---------
REVENUES
    Rental operations                $85,032        $75,117            $248,628            $216,828
    Direct sales                       3,433          2,361              10,585               6,692
                                   ---------       --------           ---------            --------
       Total revenues                 88,465         77,478             259,213             223,520
                                   ---------       --------           ---------            --------

EXPENSES
    Cost of rental operations         46,221         41,339             135,451             121,464
    Cost of direct sales               2,635          1,835               8,217               5,139
    Selling and administrative        20,753         17,507              60,178              48,740
    Depreciation                       5,118          4,679              14,559              13,116
    Amortization of intangibles          619            627               1,679               1,902
                                   ---------       --------           ---------            --------
       Total expenses                 75,346         65,987             220,084             190,361
                                   ---------       --------           ---------            --------

INCOME FROM OPERATIONS                13,119         11,491              39,129              33,159

    Interest expense                   1,560          1,909               4,828               6,246
    Other (income) expense, net         (491)           310                (994)                (17)
                                   ---------       --------           ---------            --------

INCOME BEFORE INCOME TAXES            12,050          9,272              35,295              26,930

    Provision for income taxes         4,681          3,560              13,789              10,456
                                   ---------       --------           ---------            --------

NET INCOME                            $7,369         $5,712             $21,506             $16,474
                                   ---------       --------           ---------            --------
                                   ---------       --------           ---------            --------

    Weighted average number of
       shares outstanding             20,449         20,406              20,444              20,406

NET INCOME PER SHARE                   $0.36          $0.28               $1.05               $0.81
                                   ---------       --------           ---------            --------
                                   ---------       --------           ---------            --------

DIVIDENDS PER SHARE                  $0.0175        $0.0175             $0.0525             $0.0525


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        G&K  SERVICES,  INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)


                                                      For the Three Months Ended   For the Nine Months Ended
                                                      ---------------------------  -------------------------
                                                      MAR 29, '97    MAR 30, '96   MAR 29, '97   MAR 30, '96
                                                      -----------    -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $    7,369     $    5,712    $    21,506   $    16,474
    Adjustments to reconcile net income to net
       cash provided by operating activities -
       Depreciation and amortization                       5,736          5,306         16,237        15,018
       Noncurrent deferred income taxes                     (106)          (110)          (331)         (331)
    Change in current operating items-
       Inventories                                        (1,178)           404         (5,916)       (2,100)
       Accounts receivable and prepaid expenses            2,813            127         (3,767)       (3,693)
       Accounts payable and other current liabilities     (5,645)           722         (2,969)       (1,295)
       Other, net                                         (1,344)           552           (121)        1,530
                                                      ----------     ----------    -----------   -----------
Net cash provided by operating activities                  7,645         12,713         24,639        25,603
                                                      ----------     ----------    -----------   -----------


CASH FLOWS FROM INVESTMENT ACTIVITIES:
       Property, plant and equipment additions, net       (7,623)        (7,639)       (25,587)      (27,008)
       Acquisitions of operating assets                        0              0         (1,948)            0
                                                      ----------     ----------    -----------   -----------
Net cash used for investment activities                   (7,623)        (7,639)       (27,535)      (27,008)
                                                      ----------     ----------    -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                  8             11             12            11
       Proceeds from issuance of long-term debt              565              0         13,335        17,605
       Repayments of long-term debt                       (1,187)        (9,835)       (14,980)      (17,174)
       Cash dividends paid                                  (359)          (358)        (1,074)       (1,072)
                                                      ----------     ----------    -----------   -----------
Net cash provided by (used for) financing activities        (973)       (10,182)        (2,707)         (630)
                                                      ----------     ----------    -----------   -----------

INCREASE (DECREASE) IN CASH                                 (951)        (5,108)        (5,603)       (2,035)
                                                      ----------     ----------    -----------   -----------
                                                      ----------     ----------    -----------   -----------

Cash:
    Beginning of the period                                2,230          6,118          6,882         3,045
                                                      ----------     ----------    -----------   -----------
    End of the period                                 $    1,279       $  1,010    $     1,279      $  1,010
                                                      ----------     ----------    -----------   -----------
                                                      ----------     ----------    -----------   -----------

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         G&K SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Three and nine month periods ended March 29, 1997 and March 30, 1996
                                     (Unaudited)

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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 29, 1997, and June 29, 1996, and the results of operations for the three and nine months ended March 29, 1997 and March 30, 1996, and the changes in financial position for the three and nine month periods then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements.

    The results of operations for the three and nine month periods ended March 29, 1997, are not necessarily indicative of the results to be expected for the full year.

3. Net income per share is based on the weighted average number of shares of common stock outstanding during the applicable period.

4. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS
    128), which changes the way companies calculate their earnings per share
    (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998 at which time all prior period EPS are to be restated in accordance with SFAS 128.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

REVENUES

    Rental revenues from rentals and services totaled $85,032,000 and $75,117,000 for the third quarter of fiscal 1997 and 1996 respectively, and $248,628,000 and $216,828,000 for the first nine months of fiscal 1997 and 1996 respectively. Revenues for G&K's U.S. rental operations grew at 13.3% rate for the third quarter and 15% for the first nine months of fiscal 1997 when compared with the same periods last year. Increased new account sales, expansion of existing accounts, selective price increases, new market entries, and good customer retention rates helped achieve this result. Revenues for Canadian rental operations increased at a 12.7% rate for the third quarter and 13.0% rate for the first nine months of fiscal 1997 compared to the same periods last year. Revenues in Canadian dollars increased 11.9% for the third quarter and 12.8% for the first nine months when compared to the same periods last year. There were no significant changes in product mix or selling prices during the first nine months fiscal 1997.

    Revenues from direct sales totaled $3,433,000 and $2,361,000 for the third quarter fiscal 1997 and 1996 respectively. Revenues from direct sales totaled $10,585,000 and $6,692,000 for the first nine months of fiscal 1997 and 1996 respectively. Increase in direct sales is due to higher U.S. manufacturing division external revenues which utilize our manufacturing capacities above internal needs.
 .

EXPENSES

    Cost of rental operations totaled $46,221,000 and $41,339,000 representing 54.4% and 55.0% of revenues from rental operations for the third quarter fiscal 1997 and 1996 respectively, and $135,451,000 and $121,464,000 representing 54.5%
and 56.0% of revenues for rental operations for the first nine months of fiscal 1997 and 1996 respectively. These improvements are a result of decreased production and merchandise costs that come from efficiencies gained in the rental operations and manufacturing of rental garments.

    Costs of direct sales were $8,217,000 and $5,139,000 representing 77.6% and 76.8% of direct sales for the first nine months of fiscal 1997 and 1996 respectively. The increase in cost of direct sales as a percent of revenues is due to reduced gross margins on outside sales.

    Selling and administrative expenses were $20,753,000 and $17,507,000 representing 23.5% and 22.6% of revenues for the third quarter of fiscal 1997 and 1996 respectively, and $60,178,000 and $48,740,000 representing 23.2% and 21.8% of revenues for nine months ended fiscal 1997 and 1996 respectively. The increase is primarily from the addition of new locations along with sales, marketing and training costs from continued development and maintenance of projects that maximize our continued internal sales growth rates.

    Depreciation expense equaled $5,118,000 and $4,679,000, for the third quarter of fiscal 1997 and 1996 respectively. Depreciation totaled $14,559,000 and $13,116,000 for nine months ended fiscal 1997 and 1996 respectively. The increase in depreciation of 9.4% and 11.0% respectively, is the result of investment of capital into new and existing locations.

    Interest expense of $4,828,000 decreased 22.7% in the first nine months of fiscal 1997 when compared with the same period last year. The decrease is a result of lower average interest rates.

    Effective income tax rates were 39.3% and 38.9% in the first nine months of fiscal 1997 and 1996.


NET INCOME

    Net income for the third quarter of fiscal 1997 totaled $7,369,000 representing a 29.0% increase compared with the same period in 1996. Net income for nine months of fiscal 1997 totaled $21,506,000 representing a 30.5% increase compared with the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities were $24,639,000 in the first nine months of fiscal 1997 compared with $25,603,000 in the same period last year. The slight decrease is primarily the result of higher net income before depreciation and amortization, off-set by growth in inventory and accounts payable and other current liabilities.

    Net cash used for financing activities of $2,707,000 in the first nine months of fiscal 1997 included the repayment of senior notes payable of $9,000,000 offset by additional borrowing on the long term line of credit. Net cash used in the first nine months of fiscal 1996 of $630,000 included a payment on senior notes payable of $6,197,000 and additional borrowing on the long term line of credit.

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




                                            G&K SERVICES, INC.
                                            (Registrant)








         Date:       May 13, 1997             /s/ Richard Fink
                  ------------------         ---------------------------

                                                 Richard Fink
                                                 Chairman of the Board

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             G&K SERVICES, INC.
                                             (Registrant)








         Date:       May 13, 1997
                  ------------------         ---------------------------

                                                 Richard Fink
                                                 Chairman of the Board