Form 10-K
period 1997-06-28
G&K SERVICES INC
filed 1997-09-25
CIK 39648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
   X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934

                     For the Fiscal Year Ended June 28, 1997

         Transition Report Pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

                          Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                       41-0449530
     ---------------                         -------------------------------
(State of incorporation)                   (I.R.S Employer Identification No.)

                           5995 OPUS PARKWAY, STE. 500
                          MINNETONKA, MINNESOTA   55343
                          -----------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code      (612) 912-5500
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class            Name of Each Exchange on which Registered

          None
          ----
Securities registered pursuant to Section 12(g) of the Act:

     Class A Common Stock (par value $0.50 per share)
     Class B Common Stock (par value $0.50 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X   .     No         .
                                                -------          -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes         .   No    X   .
                --------       -------

     The aggregate market value of the voting stock of registrant held by non-affiliates of registrant, on September 12, 1997, computed by reference to the closing sale price of such shares on such date, was approximately $716,296,875.

     On September 12, 1997, there were outstanding 18,990,629 and 1,474,996 shares of the registrant's Class A and Class B Common Stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                  PART OF 10-K INTO WHICH
DOCUMENT                                          DOCUMENT IS INCORPORATED
--------                                          ------------------------
Portions of proxy statement for the annual
  meeting of stockholders to be held
  October 30, 1997                                Parts I and III

                                     PART I

ITEM 1.   BUSINESS

          G&K Services, Inc. and its wholly owned subsidiaries (the Company or G&K) was formed in 1902. G&K and its subsidiaries are full service uniform rental providers, including the rental of cleanroom garments. The Company also provides rental of non-uniform items such as floor mats, dust mops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniform garments which it uses to support rental customers and sell on a direct sale basis.

          The Company has been steadily expanding its operations into additional geographic markets. In the United States, G&K currently operates in 32 states from over 90 locations. In Canada, the Company serves customers from 15 locations in the provinces of Ontario and Quebec. By comparison, in 1987, G&K operated from 40 locations in 21 states.

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

PRODUCTS

          The Company's full-service leasing program supplies a broad range of work garments, specialized uniforms for corporate identity programs, anti-static garments, ultra-clean particle-free garments, and dress clothing for supervisors, sales personnel and others needing upgraded work apparel.

          Its products are used in a diversified spectrum of businesses including: pharmaceutical and electronics manufacturers, transportation and distribution firms, health care and food service operations, auto dealerships, equipment repair companies, and schools and office buildings.

          The Company believes that Uniform programs may provide customers with a number of benefits:

          - Identification - uniforms help identify employees as working for a particular company or department.

          - Image - uniforms enhance the public appearance of employees and help create a more professional image for the customer.

          - Worker protection - uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

          - Product protection - uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

          - Employee morale - uniforms can provide a valued benefit to employees and help improve morale.

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

          The Company also believes that uniform leasing may provide customers with significant advantages over ownership. Leasing eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program.

          Most of the Company's customers also lease items other than uniforms, primarily floor mats, dust mops and cloths, wiping towels and linens. Floor mats are used to protect facilities from dust, grease, moisture and other hazards, and can also enhance decor, provide a corporate identity logo, or improve traffic safety. Dust mops, cloths and wiping towels are chemically treated to attract and hold dirt, and are provided in a range of sizes. The Company's wiping towels are used by its customers for numerous wiping and cleaning tasks in varied settings. Selected linen items, primarily aprons and towels, are used for sanitary, or cleaning jobs.

          In September, 1994, G&K purchased certain assets of Bauman Carter Patterson Corporation (BCP) for $8.8 million. BCP manufactures industrial and commercial garments for the Company's own general inventory and for direct sale to third parties under contract.

CUSTOMERS

          The Company's customer base includes divisions of more than half of the Fortune 100 companies as well over 90,000 smaller businesses. No one customer accounts for over 1% of the Company's total revenues.

COMPETITION

          The Company's business encounters a high level of competition with a number of companies in the geographic areas it serves. The Company ranks among the nation's largest garment rental suppliers. Major competitors include AraMark (a division of ARA Services, Inc.), and such publicly held companies as National Service Industries, Inc., Unifirst Corporation, Unitog Company and Cintas Corporation. Many of the Company's competitors have greater financial resources than G&K. The Company believes that it competes effectively in its line of business because of the quality and breadth of its product line, and the comprehensive customer service programs it offers.

ENVIRONMENTAL MATTERS

          The Company generates modest amounts of wastes in connection with its operations. The Company believes that all of these wastes have been disposed of properly. Some of these wastes may be classified as hazardous wastes under recently enacted environmental legislation.

          The Company has been identified as a potentially responsible party
(PRP) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws, at a number of waste disposal sites. Under such laws, PRP's typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites. The Company's ultimate responsibility, therefore, could be greater than the share of waste contributed by the Company would otherwise indicate.

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

          The Company has also entered into a Consent Decree involving the landfill site in East Bethel, Minnesota as one of 56 PRP's. The Company was sued by the landfill operator, Sylvester Bros. Development Company, for contribution to the cost of cleaning up this site pursuant to directives from the Minnesota Pollution Control Agency (MPCA) or the Environmental Protection Agency (EPA). Based upon an estimate that the total cleanup of the site will not exceed $7,095,980, the Company has agreed to pay an initial amount of $190,500. In addition, the Company has agreed to pay its pro rata share of any additional amounts by which the actual clean up costs exceed the initial total cost estimate. Whether this will occur depends upon a number of contingencies, therefore any potential future liability is uncertain.

          The Company has been placed on notice by the owners of a St. Paul, Minnesota shopping center that certain solvents have been detected in the soils near the shopping center. The owner of the shopping center has alleged that the source of the solvents is from a coin operated business that was owned for a period of time in the mid-1960's by a corporation, the shares of which were partially owned by the Company. Certain limited discovery has disclosed that at least one other business in the area used the same solvent which is claimed to be present in the soil. No action has yet to be commenced against the Company and the Company has not agreed to participate in any clean-up at the site. Since relatively little information is available at this time, it is impossible to predict what, if any, liability may ultimately be assigned to the Company.

          The Company has also received a letter from the MPCA which claims that solvents have been detected in the soils near a facility that was owned by the Company from the late 1940's until the early 1970's. Neither the extent of the solvents in the soils nor the source of the solvents are known to the Company. The Company has agreed to participate in a Voluntary Investigation and Cleanup Program through the MPCA, but is unable to provide any estimate of the remediation costs at this time since the investigation has not been completed. The Company expects to reach an agreement with the MPCA with respect to a remediation plan. Therefore, no litigation is expected to commence against the Company in connection with this matter.

          The Company has been placed on notice by the owners of a Wayzata, Minnesota shopping center regarding the alleged presence of solvents in the ground water in the vicinity of the shopping center, where certain affiliates of the Company formerly operated a dry cleaning establishment in the shopping center. At this time, no demand has been made and no action has been commenced against the Company. The owners of the shopping center have informed the Company that they are pursuing clean-up through State funding mechanisms. Since little information is available at this time, it is impossible to predict what, if any, liability the Company may have in this matter.

EMPLOYEES

         The Company's U.S. operations had a total of 4,873 employees as of June 28, 1997, consisting of 201 professional sales personnel, 839 route personnel, 2,546 production employees, 654 clerical employees and 633 management and staff employees. Approximately 15% of the Company's employees are represented by unions. Management believes its domestic employee relations are satisfactory.

          The Company's Canadian operations had a total of 793 employees as of June 28, 1997 consisting of 29 professional sales personnel, 143 route personnel, 338 production employees, 154 clerical employees and 129 management and staff employees. Approximately 75% of the Company's Canadian employees are represented by unions. Management believes Canadian employee relations are satisfactory.

FOREIGN AND DOMESTIC OPERATIONS

          Financial information relating to foreign and domestic operation is set forth in Note 7 of the G&K financial statements included in Item 8 of this Form 10-K.


ITEM 2.   PROPERTIES

          The Company cleans and supplies rental items principally from twenty-four industrial garment, dust control and linen supply plants located in the following cities in the United States:

                                                    Building
     City                                        Square Footage
---------------------------------------------------------------

     Albuquerque, New Mexico (two plants)             38,800
                                                      10,300

     Atlanta, Georgia                                 40,000

     Chicago, Illinois                                48,700

     Dallas, Texas                                    36,000

     Denver, Colorado                                 56,200

     Fort Worth, Texas                                38,000

     Green Bay, Wisconsin                             51,700

     Houston, Texas                                   39,820

     Indianapolis, Indiana                            45,400

     Kansas City, Missouri                            44,220

     Los Angeles, California                          48,300

     Mesa, Arizona                                    36,000

     Ft. Lauderdale, Florida                          51,100

     Milwaukee, Wisconsin                             44,220

     Minneapolis, Minnesota (two plants)              70,000
                                                      93,000

     Mobile, Alabama                                  47,300

     New Orleans, Louisiana                           29,000

     Pittsburg, California                            47,000

     Portland, Oregon                                 16,200

     Rockford, Illinois                               32,000

     St. Cloud, Minnesota                             45,400

     Salt Lake City, Utah                             41,500

     San Antonio, Texas                               40,700

     San Jose, California                             58,600

     Seattle, Washington                              95,400

     Tempe, Arizona                                   13,300


All of these facilities are owned by the Company except Albuquerque, New Mexico (10,300 sq. ft.); Dallas, Texas; Portland, Oregon; and Tempe, Arizona, which are leased.

          The Company also operates principally from six plants located in the following cities in Canada:

                                                   Building
            City                                 Square Footage
---------------------------------------------------------------

     Toronto, Ontario
     (Metro East)                                     49,000

     Montreal, Quebec                                 25,500

     Cambridge, Ontario                               57,600

     Ottawa, Ontario                                  35,000

     Windsor, Ontario                                 42,900

     Sault St. Marie, Ontario                         23,700


All of these facilities are owned by the Company, except the Ottawa and Windsor facilities, which are leased.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any legal proceedings other than routine litigation incidental to the business of the Company and as set forth in Item 1. Business - Environmental Matters.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the security holders of the Company during the fourth quarter fiscal 1997.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

          The common stock is quoted on NASDAQ National Market System under the symbol "GKSRA". The following table sets forth the high and low reported sales prices for the Common Stock as quoted on the NASDAQ National Market System for the periods indicated.

                       HIGH             LOW
--------------------------------------------------
FISCAL 1997
  1st Quarter         30 5/8          23 1/2
  2nd Quarter         36 3/8          28 1/8
  3rd Quarter         37 3/4            30
  4th Quarter           37              29
--------------------------------------------------
FISCAL 1996
  1st Quarter           25            18 3/4
  2nd Quarter         25 3/4          22 1/4
  3rd Quarter           28            23 3/8
  4th Quarter           32            26 1/4
--------------------------------------------------

          As of September 12, 1997, the Company had approximately 629 registered stockholders.

          The Company has declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended June 28, 1997 and June 29, 1996. The Company's debt agreements contain various restricted covenants, among other things, which limit the payment of cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

                           1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------
Net Sales                  $350,914       $305,414       $262,481       $225,229       $207,904
Income from Operations       52,711         45,244         36,103         29,751         24,994
Per Share Data:
   Net Sales                  17.16          14.96          12.88          11.07          10.25
   Income from Operations      1.42           1.11           0.90           0.73           0.55
   Dividends                   0.07           0.07           0.07           0.07           0.07
Total Assets                311,965        282,520        253,333        205,064        201,822
Long-Term Debt               54,284         75,143         76,519         54,676         59,803
------------------------------------------------------------------------------------------------


                      (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In fiscal 1997, G&K, now the third largest competitor in the $4.6 billion uniform leasing industry, achieved 14.9% revenue growth; 27.6% increase in net income; 28.7% increase in pre-tax margin; and realized an 18.7% return on average equity. G&K's record of strong financial performance results from an effective, consistent growth strategy to meet the diverse needs of customers in the industrial uniform market.

          For the latest five year period, revenues grew 12.5%, compounded annually. This is slightly below the Company's objectives of maintaining a long-term revenue growth rate of 15%. G&K's performance is attributable to a well-developed, well-executed strategy for internal growth, which includes development of start-up facilities, the generation of new business and account expansion by its professional and route sales force, effective sales staff recruiting and training, new product introductions, and innovative marketing programs. The Company's strategies also include attaining increased market penetration and an expanded customer base through acquisition.

          Net income's five year growth rate was 27.6%, compounded annually. The Company's investments in new technologies are paying off with increased productivity and reduced labor expenses. Better merchandise control and lower processing costs are contributing to bottom-line growth, while garment manufacturing facilities enhanced product quality and decreased merchandise costs.

          The percentage relationships to net sales of certain income and expense items for the three fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995, and the percentage changes in these income and expense items between years are contained in the following table:

                                               PERCENTAGE OF NET SALES                             PERCENTAGE CHANGE
                                                     YEARS ENDED                                     BETWEEN YEARS
                                ----------------------------------------------------       ---------------------------------
                                                                                             FY 1997 vs.        FY 1996 vs.
                                 Fiscal 1997         Fiscal 1996         Fiscal 1995           FY 1996             FY 1995
                                ----------------------------------------------------       ---------------------------------
Net Revenues                       100.0%              100.0%              100.0%               14.9%               16.4%

Expenses:
Cost of Rental and Direct Sales     55.9                56.3                58.0                14.1                13.0
Selling and Administrative          22.9                22.2                21.7                18.1                19.4
Depreciation                         5.6                 5.9                 5.6                10.2                21.8
Amortization of Intangibles          0.6                 0.8                 1.0               (11.0)               (6.6)
                                ----------------------------------------------------
Income from Operations              15.0                14.8                13.7                16.5                25.3

Interest Expense                     1.9                 2.6                 2.7               (14.0)               12.5
Other (Income) Expense, net         (0.6)                  -                (0.5)                  -                   -
                                ----------------------------------------------------
Income Before Income Taxes          13.7                12.2                11.5                28.7                23.0

Provision for Income Taxes           5.4                 4.8                 4.5                30.4                21.0
                                ----------------------------------------------------

Net Income                           8.3%                7.4%                7.0%               27.6                24.2
                                ----------------------------------------------------
                                ----------------------------------------------------


FISCAL 1997 COMPARED TO FISCAL 1996

          Total revenues for fiscal 1997 rose 14.9% to $350.9 million from $305.4 million in fiscal 1996. Rental revenue growth accounted for $41.3 million or 14.0% of the increase. U.S. and Canadian annual rental revenues increased 14.4% and 11.8%, respectively. The improvement is primarily attributable to increased new account sales, expansion of existing accounts, strong retention rates and new market entries.

          Total direct sales to outside customers increased 40.7% to $14.4 million for fiscal 1997 from $10.2 million in fiscal 1996. The Company intends to utilize a greater portion of products produced by its manufacturing division for service to G&K rental customers, which will impact future direct sales.

          Cost of rental operations grew slower than rental revenues, increasing 12.8% while rental revenues rose 14.0%. As a percentage of rental revenues, these costs declined to 54.9% for fiscal 1997 compared to 55.5% in fiscal 1996. This decrease related primarily to better utilization of rental merchandise and improved plant efficiency.

          Cost of direct sales increased 39.5% to $11.3 million in fiscal 1997, compared to $8.1 million in fiscal 1996. As a percentage of direct sales, these costs improved to 78.3% compared 79.0% last year, primarily from operational improvements made in our manufacturing division.

          Selling and administrative expenses increased 18.1% to $80.2 million in fiscal 1997 from $67.9 million in fiscal 1996. As a percentage of revenues, selling and administrative expenses increased to 22.9% in fiscal 1997 from 22.2% in fiscal 1996. These expenses grew at a rate greater than revenue primarily from additional costs associated with new market start-ups, and additional marketing and training programs to support operational growth and improvement.

          Depreciation and amortization expense increased 7.6% to $22.0 million in fiscal 1997 from $20.4 million in fiscal 1996. This increase is attributable to continued investment in property, plant and equipment, including the construction of six new plants.

          Operating income increased 16.5% to $52.7 million in fiscal 1997 from $45.2 million in fiscal 1996. Operating margins improved to 15.0% in fiscal 1997 from 14.8% in fiscal 1996. U.S. operating margins declined from 14.9% in fiscal 1996 to 13.9% in fiscal 1997, primarily due to losses from start-up locations begun during recent years and increases in selling and administrative expenses. Operating income benefited from significant improvement in the Canadian operating margin.

          Net income rose 27.6% to $29.0 million in fiscal 1997, or $1.42 per share, from $22.7 million, or $1.11 per share, in fiscal 1996. Net income margins increased to 8.3% in fiscal 1997 compared with 7.4% in fiscal 1996. Interest expense was $6.8 million, down from $8.0 million in the prior year, as a result of lower average borrowings and lower interest rates. In addition, the Company realized $2.0 million of other income, primarily attributable to the sale of a linen processing business in Canada and the sale of undeveloped land. The Company's effective tax rate increased to 39.5% in fiscal 1997 from 39.0% in fiscal 1996, largely driven by additional profits and higher corporate tax rates in Canada.

FISCAL 1996 COMPARED WITH FISCAL 1995

          Total revenues rose 16.4% to $305.4 million in fiscal 1996 from $262.5 million in fiscal 1995. Rental revenue growth accounted for the entire increase, rising 17.2% over the prior year. U.S. and Canadian annual rental revenues increased 18.0% and 12.8%, respectively. The improvement was attributable to increased new account sales, expansion of existing accounts, strong retention rates and new market entries.

          Total direct sales to outside customers decreased 2.9% to $10.2 million in fiscal 1996 from $10.5 million in fiscal 1995 as a greater portion of products produced by our manufacturing division were used by G&K to service rental customers.

          Cost of rental operations grew slower than rental revenues, increasing 14.1% while rental revenues rose 17.2%. As a percentage of rental revenues, these costs declined to 55.5% for fiscal 1996 compared to 57.0% in fiscal 1995. This decrease related primarily to better utilization of rental merchandise and improved plant efficiency, in both the U.S. and Canada.

          Cost of direct sales decreased 6.0% to $8.1 million in fiscal 1996 from $8.6 million in fiscal 1995. As a percentage of revenues costs improved to 79.0% compared 81.6% in fiscal 1995, primarily from operational improvements at our manufacturing division.

          Selling and administrative expenses increased 19.4% to $67.9 million in fiscal 1996 from $56.9 million in fiscal 1995. As a percentage of revenues, selling and administrative expenses increased to 22.2% in fiscal 1996 from 21.7% in fiscal 1995. These expenses grew at a rate greater than the revenue increase primarily from additional costs associated with new market start-ups, and additional marketing, training, and data processing costs to support operational growth and improvement.

          Operating income increased 25.3% to $45.2 million in fiscal 1996 from $36.1 million in fiscal 1995. Operating margins improved to 14.8% for fiscal 1996 from 13.8% in fiscal 1995. U.S. operating margins improved to 14.9% in fiscal 1996 from 13.9% in fiscal 1995 despite increased losses from start-up locations commenced during recent years. Operating income benefited from significant improvement in the Canadian operating margin.

          Net income rose 24.2% to $22.7 million in fiscal 1996, or $1.11 per share, from $18.3 million, or $0.90 per share, in fiscal 1995. Net income growth was affected by lower effective income tax rates, but higher interest expense due to larger average borrowing levels when compared to fiscal 1995. Net income margins increased to 7.4% in fiscal 1996 from 7.0% in fiscal 1995.

LIQUIDITY AND FINANCIAL RESOURCES

          Cash flow from operating activities was $44.1 million in fiscal 1997, $41.9 million in fiscal 1996, and $21.7 million in fiscal 1995. The fiscal 1997 increase resulted from the gain in net income largely offset by an increase in the growth of inventory and less growth in accounts payable and other current liabilities when compared to fiscal 1996. Working capital at June 28,1997 was $40.9 million, down 17.9% from $49.8 million at June 29, 1996. The decrease reflects the expected maturity of $25.0 million in senior notes payable.

          Cash used in financing activities was $6.1 million in fiscal 1997, $1.2 million in fiscal 1996, and financing activities provided $21.5 million in fiscal 1995. Cash flow was used to reduce long-term debt, including current maturity, to $79.3 million at June 28, 1997 from $84.2 million at June 29, 1996. The Company paid dividends of $1.4 million in each of the fiscal years 1997, 1996 and 1995. The Company's ratio of debt to total capitalization decreased to 31.9% from 37.4% at the end of fiscal 1996. The Company has a $ 72.1 million existing line of credit, of which 75% was outstanding at the end of fiscal 1997.

          Cash used in investing activities was $37.9 million in fiscal 1997, $36.8 million in fiscal 1996, and $45.3 million in fiscal 1995. In fiscal 1998 estimated capital expenditures are anticipated to be approximately $55 to $65 million.

          In connection with G&K's acquisition of selected assets of National Linen Service in July 1997, the Company entered into a new $425 million credit facility to fund the purchase price of the assets and refinance existing indebtedness. The unused portion of the revolver may be used for working capital and to provide letters of credit. The new credit facility contains various restrictive covenants which, among other matters, require the Company to maintain a minimum EBITDA, minimum debt service coverage ratio, minimum stockholder equity and maximum leverage ratio, all as defined. The agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. G&K's obligations under the credit facility are secured by an interest in the Company's personal property, 100% of the stock of G&K Services, Inc. and domestic subsidiaries and 65% of the stock of Canadian subsidiaries.

          Stockholders' equity grew 19.9% to $169.0 million at June 28, 1997, compared with $141 million at the end of 1996. G&K's return on average equity increased to 18.7% in fiscal 1997 compared with 17.5% and 16.7% respectively, for fiscal 1996 and fiscal 1995.

          Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

          Statements in this document regarding ongoing trends and expectations constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. Expectations related to the recent acquisition of assets from National Linen Service; unforeseen operating risks; the availability of capital to finance planned growth; competition within the uniform leasing industry; and the effects of economic conditions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Following is a summary of the results of operations for each of the quarters within fiscal years ended June 28, 1997 and June 29, 1996. All amounts are in thousands, except per share data.

QUARTERLY FINANCIAL DATA
G&K SERVICES, INC. AND SUBSIDIARIES

                            FIRST          SECOND         THIRD          FOURTH
--------------------------------------------------------------------------------
1997
  Revenues                  $83,310        $87,438        $88,465        $91,701
  Operating Income           12,681         13,329         13,119         13,582
  Gross Profit               37,247         38,689         39,609         39,360
  Net Income                  6,951          7,186          7,369          7,496
  Net Income per Share         0.34           0.35           0.36           0.37
  Dividends per Share        0.0175         0.0175         0.0175         0.0175
--------------------------------------------------------------------------------
1996
  Revenues                  $70,954        $75,088        $77,478        $81,894
  Operating Income           10,558         11,110         11,491         12,085
  Gross Profit               30,635         31,978         34,304         36,666
  Net Income                  5,187          5,575          5,712          6,246
  Net Income per Share         0.25           0.27           0.28           0.31
  Dividends per Share        0.0175         0.0175         0.0175         0.0175
--------------------------------------------------------------------------------

Reference is hereby made to the Consolidated Financial Statements and Notes thereto appearing on pages F-1 through F-12 here of.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

          None



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age    Title                                     Since
--------------------------------------------------------------------------------
Richard M. Fink          67     Chairman and Director                     1970

William Hope             64     Chief Executive Officer and Director      1973

Thomas Moberly           49     President and Chief Operating Officer     1993

Timothy W. Kuck          40     Chief Financial Officer,
                                  Treasurer and Secretary                 1997

Bruce G. Allbright       69     Director                                  1985

Paul Baszucki            58     Director                                  1994

Wayne M. Fortun          49     Director                                  1994

Donald W. Goldfus        64     Director                                  1989

Bernard Sweet            74     Director                                  1975


RICHARD M. FINK has served as Chairman of the Board since 1981 and was Chief Executive Officer of the Company from 1981 to January 1997. He is also a director of Rykoff-Sexton, Inc.

WILLIAM HOPE has served as Chief Executive Officer of the Company since January 1997. From 1993 to 1997, Mr. Hope also served as President and Chief Operating Officer of the Company. Prior thereto Mr. Hope was Vice President of the Company.

THOMAS MOBERLY has served as President and Chief Operating Officer since September 1997 and became Executive Vice President in January 1997. From 1993 to 1997 Mr. Moberly served as a Regional Vice President. Mr. Moberly held various other management positions since joining the Company in 1974.

TIMOTHY W. KUCK joined the Company in May 1997 as Chief Financial Officer, Treasurer and Secretary. Mr. Kuck was President of EBP Life Insurance Company and Senior Vice President of First Health, both divisions of First Data Corporation, from 1995 to the time he joined the Company. From 1993 to 1995 he was Chief Financial Officer, Executive Vice President and Secretary for Employee Benefits Plan, Inc.

BRUCE G. ALLBRIGHT has been a director of the Company since 1985. Retired since January 1990, he was formerly President of Dayton Hudson Corporation. Prior thereto, Mr. Allbright was Chairman and Chief Executive Officer of Target Stores, a division of Dayton Hudson Corporation. Mr. Allbright is a director of TCF Financial, Inc. and F.A., Hannaford Brothers Company.

PAUL BASZUCKI has been a director of the Company since 1994. He is Co-Chairman of the Board of Directors and Chief Executive Officer of Norstan, Inc. Mr. Baszucki is also a director of Washington Scientific Industries, Inc.

WAYNE M. FORTUN has been a director of the Company since 1994. He is the President, Chief Executive Officer, Chief Operating Officer and a director of Hutchinson Technology, Inc.

DONALD W. GOLDFUS has been a director of the Company since 1989. He is the Chairman of the Board and Chief Executive Officer of Apogee Enterprises, Inc.

BERNARD SWEET has been a director of the Company since 1975. Retired since 1985, he was formerly President and Chief Executive Officer of Republic Airlines, Inc. Mr. Sweet is a director of Rykoff-Sexton, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

          Reference is made to information with respect to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Reference is made to information with respect to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to information with respect to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a)       Reports filed on Form 8-K during the fourth quarter of fiscal year
          1997:

          A Form 8-K, Item 5. Other Events, was filed on June 2, 1997.

(b) The following exhibits, as required by Item 601 of Regulation S-K are filed as a part of this report:


EXHIBIT NO.


          2(a) Asset Purchase Agreement, dated as of May 30, 1997, by and among National Service Industries, Inc., a Delaware corporation; National Service Industries, Inc., a Georgia corporation; NSI Enterprises, Inc., a California corporation and G&K Services, Inc. (incorporated herein by reference to the Registrant's Form 8-K filing dated July 14,
          1997).

          2(b) Side Letter dated as of July 14, 1997 by and among National Service Industries, Inc., a Delaware corporation; National Service Industries, Inc., a Georgia corporation; NSI Enterprises, Inc., a California corporation and G&K Services, Inc. (incorporated herein by reference to the Registrant's Form 8-K filing dated July 14, 1997).

          3(a) Restated Articles of Incorporation, as amended, as filed with the Secretary of State of Minnesota (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456). Certificate of Amendment, as filed with the Secretary of State of Minnesota on November 12, 1987.

          3(b) Bylaws, as amended, (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456 and incorporated by reference to exhibit 3ii of the Registrant's 10-Q filed May 17, 1994).

          10(a) Employment Agreement between the Registrant and Richard Fink, dated January 6, 1987, (incorporated herein by reference to the Registrant's Registration No. 33-15456). **

          10(b) Employment Agreement between the Registrant and Stephen LaBelle, dated January 2, 1991 (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996). **

          10(c) Stockholder Agreement by and among the Registrant, Richard Fink, William Hope, Stephen LaBelle, Daniel Nielsen, Phillip Oberg and Robert Stotts, dated June 14, 1985, (incorporated herein by reference to the Registrant's Schedule 13E-4 filing dated May 13, 1985).

          10(d) 1989 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant's definitive proxy statement for the 1989 Annual Meeting of Shareholders filed August 29, 1989).

          10(e) 1996 Director Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996).**

          10(f)(i) Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated as of September 28, 1990 (incorporated herein by reference to the Registrant's Form 8-K dated September 28, 1990, and Amendment No. 1 thereto dated December 13, 1990).

          10(f)(ii) Second Amendment to Loan Agreement, dated June 21, 1994, between G&K Services, Inc., and Metropolitan Life Insurance Company (incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended April 1, 1995).

          10(f)(iii) Third Amendment to Loan Agreement, dated as of November 23, 1994, between G&K Services, Inc., and Metropolitan Life Insurance Company (incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended April 1, 1995).

          10(f)(iv) Fourth Amendment to Loan Agreement, dated as of May 18, 1995, between G&K Services, Inc., and Metropolitan Life Insurance Company (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996).

          10(g)(i) Credit Agreement dated as of June 21, 1994, among G&K Services, Inc., Work Wear Corporation of Canada, Ltd., various banks and Norwest Bank, Minnesota, National Association, as Agent (incorporated by reference to the Registrant's Form 10-Q, for the quarter ended April 1, 1995).

          10(g)(ii) First Amendment, dated November 28, 1994, to Credit Agreement dated June 21, 1994, G&K Services, Inc., various banks, and Norwest Bank Minnesota, National Association, as Agent (incorporated by reference to the Registrant's Form 10-Q for the quarter ended April 1, 1995).

          10(g)(iii) Second Amendment, dated May 18, 1995, to Credit Agreement dated June 21, 1994, among G&K Services, Inc., Work Wear Corporation of Canada, Ltd., various banks, and Norwest Bank Minnesota, National Association, as Agent (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996).

          10(g)(iv) Third Amendment, dated January 4, 1996, to Credit Agreement dated June 21, 1994, among G&K Services, Inc., Work Wear Corporation of Canada, Ltd., various banks, and Norwest Bank Minnesota, National Association, as Agent (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996).

          10(g)(v) Fourth Amendment, dated August 5, 1996, to Credit Agreement dated June 21, 1994, among G&K Services, Inc., Work Wear Corporation of Canada, Ltd., various banks, and Norwest Bank Minnesota, National Association, as Agent (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996).

          10(h) Loan Agreement, dated November 23, 1994, between G&K Services, Inc., and Metropolitan Life Insurance Company (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996).

          10(i) Employment Agreement between Registrant and Thomas Moberly, dated February 20, 1990 (incorporated herein by reference to the Registrant's form 10-K filed, for the fiscal year ended July 3, 1993).
          **

          10(j) Credit Agreement dated as of July 14, 1997 among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant's Form 8-K filing dated July 14, 1997).

          10(k) Employment Agreement between Registrant and Timothy W. Kuck, dated May 12, 1997. *,**

          22   Subsidiaries of G&K Services, Inc. *

          23   Consent of Independent Public Accountants *

          24   Power of Attorney dated as of September 12, 1997 *

          27   Financial Data Schedule (FOR SEC USE ONLY) *

FOOTNOTE:
         *  Filed herewith
        **  Compensatory plan or arrangement

                                   SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 25, 1997          G&K SERVICES, INC.
                                   (Registrant)


                                   By:   /s/William Hope
                                        ----------------------------------------
                                        William Hope, Chief Executive Officer
                                        (Principal Executive Officer)

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 25th day of September 1997, by the following persons in the capacity indicated:


 /s/Richard M. Fink                Chairman of the Board and Director
-----------------------------
Richard Fink

       *                           Chief Executive Officer and Director
-----------------------------      (Principal Executive Officer)
William Hope


 /s/Timothy W. Kuck                Chief Financial Officer, Treasurer and
-----------------------------      Secretary (Principal Financial Officer)
Timothy W. Kuck


 /s/Michael F. Woodard             Controller (Principal Accounting Officer)
-----------------------------
Michael F. Woodard


       *                           Director
-----------------------------
Bruce Allbright


       *                           Director
-----------------------------
Donald Goldfus


       *                           Director
-----------------------------
Bernard Sweet


       *                           Director
-----------------------------
Wayne Fortun


       *                           Director
-----------------------------
Paul Baszucki



* By  /s/Richard M. Fink
    -------------------------
       Richard M. Fink
       Attorney-in-fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income for the Fiscal Years Ended
          June 28, 1997, June 29, 1996 and July 1, 1995. . . . . . . .    F - 2

Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996. . .    F - 3

Consolidated Statements of Cash Flows for the Fiscal Years Ended
          June 28, 1997, June 29, 1996 and July 1, 1995. . . . . . . .    F - 4

Consolidated Statements of Stockholders' Equity for the Fiscal Years
          Ended June 28, 1997, June 29, 1996 and July 1, 1995. . . . .    F - 5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    F - 6

Report of Independent Public Accountants . . . . . . . . . . . . . . .    F - 12

CONSOLIDATED STATEMENTS OF INCOME
G & K SERVICES, INC. AND SUBSIDIARIES

                                                          For the Fiscal Years Ended
                                                    --------------------------------------
                                                    June 28,       June 29,        July 1,
   (In thousands, except per share data)              1997           1996           1995
------------------------------------------------------------------------------------------
REVENUES
   Rental operations                                $336,526       $295,188       $251,948
   Direct sales                                       14,388         10,226         10,533
------------------------------------------------------------------------------------------
      Total revenues                                 350,914        305,414        262,481
------------------------------------------------------------------------------------------
EXPENSES
   Cost of rental operations                         184,740        163,752        143,499
   Cost of direct sales                               11,269          8,079          8,592
   Selling and administrative                         80,235         67,934         56,909
   Depreciation                                       19,734         17,906         14,703
   Amortization of intangibles                         2,225          2,499          2,675
------------------------------------------------------------------------------------------
      Total operating expenses                       298,203        260,170       226,378
------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                52,711         45,244         36,103
   Interest expense                                    6,846          7,964          7,076
   Other (income) expense, net                        (2,034)            64         (1,237)
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            47,899         37,216         30,264
   Provision for income taxes                         18,897         14,496         11,978
------------------------------------------------------------------------------------------
NET INCOME                                          $ 29,002       $ 22,720       $ 18,286
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
   Weighted Average Number of Shares Outstanding      20,447         20,413         20,378
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                $   1.42       $   1.11       $   0.90
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                        June 28,       June 29,
ASSETS              (In thousands, except share data)     1997           1996
--------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                            $  6,986       $  6,882
   Accounts receivable, less allowance for doubtful
      accounts of $1,324 and $1,276                       41,831         36,696
   Inventories                                            59,799         52,077
   Prepaid expenses                                        4,512          3,995
--------------------------------------------------------------------------------
Total current assets                                     113,128         99,650
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                   19,676         19,326
   Buildings and improvements                             68,683         61,756
   Machinery and equipment                               143,475        118,955
   Automobiles and trucks                                 27,434         25,028
   Less accumulated depreciation                        (109,547)       (92,167)
--------------------------------------------------------------------------------
Total property, plant and equipment                      149,721        132,898
--------------------------------------------------------------------------------
OTHER ASSETS
   Goodwill, net                                          33,856         34,642
   Restrictive covenants and customer lists, net           6,016          6,860
   Other, principally retirement plan assets               9,244          8,470
--------------------------------------------------------------------------------
Total other assets                                        49,116         49,972
--------------------------------------------------------------------------------
                                                        $311,965       $282,520
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $ 13,304       $ 13,068
   Accrued expenses -
      Salaries and employee benefits                      11,556         10,265
      Other                                               12,133          7,699
   Deferred income taxes                                  10,268          9,732
   Current maturities of long-term debt                   25,000          9,049
--------------------------------------------------------------------------------
Total current liabilities                                 72,261         49,813
LONG-TERM DEBT, LESS CURRENT MATURITIES                   54,284         75,143
DEFERRED INCOME TAXES                                      9,504         10,295
OTHER NONCURRENT LIABILITIES                               6,929          6,293
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)
STOCKHOLDERS' EQUITY
   Common stock, $.50 par
      Class A, 50,000,000 shares authorized, 18,986,629
        and 18,915,725 shares issued and outstanding       9,493          9,458
      Class B, 10,000,000 shares authorized, 1,474,996
        and 1,521,121 shares issued and outstanding          738            761
   Additional paid-in capital                             22,684         22,203
   Retained earnings                                     144,036        116,465
   Deferred compensation                                  (2,029)        (2,445)
   Unrealized gain on investments held for sale,
      net of tax                                             306            329
   Cumulative translation adjustment                      (6,241)        (5,795)
--------------------------------------------------------------------------------
Total stockholders' equity                               168,987        140,976
--------------------------------------------------------------------------------
                                                        $311,965       $282,520
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                               For the Fiscal Years Ended
                                                         ---------------------------------------
                                                         June 28,       June 29,        July 1,
  (In thousands)                                           1997           1996           1995
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              $29,002        $22,720        $18,286
  Adjustments to reconcile net income to net cash
    provided by operating activities-
    Gain on sale of asset                                    (439)             -              -
    Gain on sale of investments                              (452)          (132)             -
    Depreciation and amortization                          21,959         20,405         17,378
    Deferred income taxes                                    (255)          (495)          (436)
    Changes in current operating items-
      Inventories                                          (7,840)        (3,469)       (15,671)
      Accounts receivable and prepaid expenses             (5,648)        (4,903)        (5,322)
      Accounts payable and other current liabilities        4,430          5,718          6,328
      Other, net                                            3,335          2,040          1,170
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  44,092         41,884         21,733
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Property, plant and equipment additions, net            (35,536)       (36,237)       (36,545)
  Acquisition of business assets                           (3,679)          (595)        (8,800)
  Net proceeds from sale of assets                          1,102              -              -
  Sales/Maturities of investments available for sale          207             30              -
------------------------------------------------------------------------------------------------
Net cash used for investing activities                    (37,906)       (36,802)       (45,345)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                             12,000          7,552         28,656
  Proceeds (repayments) on line of credit, net            (16,737)        (7,445)        (5,073)
  Cash dividends paid                                      (1,431)        (1,429)        (1,427)
  Change in escrow receivable                                   -              -           (653)
  Sale of common stock                                         86             77             23
------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities       (6,082)        (1,245)        21,526
------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              104          3,837         (2,086)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                         6,882          3,045          5,131
------------------------------------------------------------------------------------------------
  End of year                                             $ 6,986        $ 6,882        $ 3,045
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for -
    Interest                                              $10,066        $ 8,162        $ 6,917
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

    Income taxes                                          $17,094        $14,415        $10,578
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G & K SERVICES, INC. AND SUBSIDIARIES

(In thousands, except share data)

                                               Common Stock
                                   ------------------------------------
                                         Class A             Class B
                                   ------------------------------------
                                                                                                           Unrealized
                                                                                                             Gain on
                                                                        Additional                        Investments    Cumulative
                                    Number             Number            Paid-In  Retained    Deferred   Held for Sale,  Translation
                                   of Shares  Amount  of Shares  Amount  Capital  Earnings  Compensation   Net of Tax    Adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance July 2, 1994                18,498    $9,249    1,865     $933   $20,876  $ 78,237    ($2,023)        $  -        ($6,415)
------------------------------------------------------------------------------------------------------------------------------------
  Net Income                             -         -        -        -         -    18,286          -            -              -
  Cash dividend
    $.07 per share                       -         -        -        -         -    (1,427)         -            -              -
  Sale of restricted stock
    to employees, net                   45        23        -        -       718         -       (718)           -              -
  Decrease in excess of additional
    pension liability over
    unrecognized prior service
    cost related to SERP                 -         -        -        -         -        78          -            -              -
  Amortization of deferred
    compensation                         -         -        -        -         -         -        375            -              -
  Translation adjustment                 -         -        -        -         -         -          -            -            337
------------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1995                18,543     9,272    1,865      933    21,594    95,174     (2,366)           -         (6,078)
------------------------------------------------------------------------------------------------------------------------------------
  Net Income                             -         -        -        -         -    22,720          -            -              -
  Cash dividend
    $.07 per share                       -         -        -        -         -    (1,429)         -            -              -
  Stock issued for employee
    benefit plans                       29        14        -        -       609         -       (460)           -              -
  B Stock converted to
    A Stock                            344       172     (344)    (172)        -         -          -            -              -
  Amortization of deferred
    compensation                         -         -        -        -         -         -        381            -              -
  Unrealized gain on
    investments available
    for sale, net of tax                 -         -        -        -         -         -          -          329              -
  Translation adjustment                 -         -        -        -         -         -          -            -            283
------------------------------------------------------------------------------------------------------------------------------------
Balance June 29, 1996               18,916     9,458    1,521      761    22,203   116,465     (2,445)         329         (5,795)
------------------------------------------------------------------------------------------------------------------------------------
  Net Income                             -         -        -        -         -    29,002          -            -              -
  Cash dividend
    $.07 per share                       -         -        -        -         -    (1,431)         -            -              -
  Stock issued for employee
    benefit plans                       25        12        -        -       481         -       (299)           -              -
  B Stock converted to
    A Stock                             46        23      (46)     (23)        -         -          -            -              -
  Amortization of deferred
    compensation                         -         -        -        -         -         -        715            -              -
  Unrealized loss on
    investments available
    for sale, net of tax                 -         -        -        -         -         -          -          (23)             -
  Translation adjustment                 -         -        -        -         -         -          -            -           (446)
------------------------------------------------------------------------------------------------------------------------------------
Balance June 28, 1997               18,987    $9,493    1,475     $738   $22,684  $144,036    ($2,029)        $306        ($6,241)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data and share data.)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
          G&K Services, Inc. (the Company) is a full service uniform rental provider, including the rental of cleanroom garments. The Company also provides rental of non-uniform items such as floormats, dust mops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniform garments for customers as well as uniforms for direct sale.

PRINCIPLES OF CONSOLIDATION
          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES
          New goods inventories are stated at the lower of first-in, first-out
(FIFO) cost or market. Rental merchandise in service is stated at cost less amortization, which is not in excess of market. The components of inventories as of June 28, 1997 and June 29, 1996 are as follows:

                                        1997           1996
------------------------------------------------------------
New goods                             $16,328        $16,941
Rental merchandise in service          43,471         35,136
------------------------------------------------------------
                                      $59,799        $52,077
------------------------------------------------------------
------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
          The Company provides for depreciation for financial reporting purposes over the estimated useful lives of property, plant and equipment as follows:

                                                Life
                                               (Years)
------------------------------------------------------------
          Automobiles and Trucks               3 to 8
          Machinery and Equipment              5 to 10
          Buildings                         20 to 33 1/3
          Building Improvements                  10
------------------------------------------------------------
------------------------------------------------------------

          Costs of significant additions, renewals and betterments, including outside computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to expense when incurred.

INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
          The cost of acquisitions in excess of the fair value of underlying net assets acquired (goodwill) is amortized over periods ranging from 8 to 40 years. Accumulated amortization of goodwill was $8,361 as of June 28, 1997 and $7,345 as of June 29, 1996. Restrictive covenants, stated at cost less accumulated amortization of $10,352 and $9,295 as of June 28, 1997 and June 29, 1996, are being amortized over the terms of the respective agreements. Acquired customer lists are amortized over the estimated average life of an account.

RETIREMENT PLAN ASSETS
          Retirement plan assets consist primarily of common stock and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.

FOREIGN CURRENCY
          Assets and liabilities of the Company's foreign operations are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are recorded as a separate component of stockholders' equity.

INCOME TAXES
          The Company and its subsidiaries file a consolidated federal income tax return and separate state and foreign returns. The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at currently enacted tax rates.

PER SHARE DATA
          Net income per share is based on the weighted average number of shares of both Class A and B common stock outstanding during each year. The effect of common stock equivalents was not significant.

USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENT
          Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (Statement No. 128), issued in February 1997 and effective for interim periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share (EPS). Implementation of Statement No. 128 is not expected to have a material impact on the Company's computation or presentation of EPS.

          Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (Statement No. 130), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, requires the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners.

2 LONG-TERM DEBT

Debt as of June 28, 1997 and June 29, 1996, includes the following:

                                                            1997         1996
--------------------------------------------------------------------------------
Borrowings under revolving credit agreements
     (the Revolvers) with interest approximating
     LIBOR and Canadian prime rate, unsecured
     (4.75% to 6.5% at June 28, 1997 and 6.75%
     to 8.25% at June 29, 1996), due in September, 1998    $54,284      $49,409
Senior notes payable to insurance company at
     rates ranging from 8.46% to 10.62% due in
     1998, interest payable semi-annually, unsecured        25,000       34,000
Other                                                            -          783
--------------------------------------------------------------------------------
                                                            79,284       84,192
Less current maturities                                    (25,000)      (9,049)
--------------------------------------------------------------------------------
Total long-term debt                                       $54,284      $75,143
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          Under the terms of the Revolvers, as of June 28, 1997, the Company may borrow up to $72.1 million. The Revolvers also allow the Company to issue up to $10 million in standby letters of credit. As of June 28, 1997, there were no outstanding letters of credit.

          The Company's debt agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum consolidated net worth levels, as defined, and certain financial ratios. The agreements also
limit additional indebtedness, capital expenditures and cash dividends.   The
Company was in compliance with all such covenants as of June 28, 1997.

          The fair value of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of June 28, 1997 and June 29, 1996.

3 STOCKHOLDERS' EQUITY

          Each share of Class A common stock is entitled to one vote and is freely transferable. Each share of Class B is entitled to ten votes and can be converted to Class A common stock on a share-for-share basis. Until converted to Class A common stock, however, Class B shares are not freely transferable. No cash dividends can be paid on Class B common stock unless dividends of at least an equal amount per share are paid on Class A shares. Substantially all Class B shares are held by an officer of the Company.

STOCK AWARD PLANS
          The Company maintains a 1989 Stock Option and Compensation Plan (the Employee Plan) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. The Company records compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. A maximum of 900,014 stock awards can be granted under this plan; 471,504 awards were available for grant as of June 28, 1997.

          In August 1996, the Company adopted the 1996 Director Stock Option Plan (the Directors' Plan). The Directors' Plan provides for automatic grants of 3,000 nonqualified stock options to nonemployee directors of the Company as of the initial adoption of the Plan or as of the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date. The Company has reserved 50,000 shares of common stock for issuance under the Directors' Plan. These options expire within ten years of grant and are exercisable one year from the date of grant, except for the initial grants, of which one third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the common stock during the ten business days preceding the Company's annual shareholder meeting.

          The following schedule summarizes activity in the plans:

                                      Stock Options
                                -------------------------
                                 Employee      Directors'    Restricted          Grant
                                   Plan           Plan          Stock            Price
------------------------------------------------------------------------------------------
Outstanding at July 1, 1995       50,289              -        222,994      $ 7.17 - 16.50
    Granted                        1,939              -         24,444               25.75
    Exercised                     (6,841)             -              -        8.92 - 16.50
    Canceled                           -              -         (2,646)              17.00
------------------------------------------------------------------------------------------

Outstanding at June 29, 1996      45,387              -        244,792        7.17 - 25.75
    Granted                        6,755         15,000         20,566       30.33 - 37.00
    Exercised                     (6,264)             -              -       11.17 - 16.50
    Canceled                      (5,504)             -         (6,051)              11.17
------------------------------------------------------------------------------------------

Outstanding at June 28, 1997      40,374         15,000        259,307      $ 7.17 - 37.00
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Exercisable at June 28, 1997      15,209              -              -      $ 7.17 - 25.75
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of income except for shares issued under the Restricted stock plan. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been comparable to reported amounts.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1997 and 1996 was $16.37 and $10.89, respectively. The weighted average exercise price was $37.00 and $25.75, respectively.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 6.42% for 1997 and 5.55% for 1996; expected dividends of $.07 per share; expected lives of 7 years for both 1997 and 1996; and expected volatility of 28.13% for 1997 grants and 29.17% for 1996 grants.

4 INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                   Fiscal Years
---------------------------------------------------------------------------
                                        1997           1996           1995
---------------------------------------------------------------------------
Current:
   Federal                            $12,989        $12,671        $ 7,813
   State & Local                        1,608          1,576          1,053
   Foreign                              4,555          1,348          2,361
---------------------------------------------------------------------------
                                       19,152         15,595         11,227
Deferred:                                (255)        (1,099)           751
---------------------------------------------------------------------------
                                      $18,897        $14,496        $11,978
---------------------------------------------------------------------------
---------------------------------------------------------------------------

          The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

                                                   Fiscal Years
---------------------------------------------------------------------------
                                        1997           1996           1995
---------------------------------------------------------------------------
Federal taxes at the statutory
   rate                               $16,764        $13,027        $10,593
State taxes, net of federal
   tax benefit                          1,072            924            768
Foreign taxes                              98            252            702
Permanent differences
   and other, net                         963            293            (85)
---------------------------------------------------------------------------
Total provision                       $18,897        $14,496        $11,978
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Effective rate                           39.5%          39.0%          39.6%
---------------------------------------------------------------------------
---------------------------------------------------------------------------

          Significant components of the Company's deferred tax assets and deferred tax liabilities as of June 28, 1997 and June 29, 1996, are as follows:

                                                       1997           1996
----------------------------------------------------------------------------
Deferred tax liabilities:
   Inventory amortization differences               $(13,037)      $(11,141)
   Depreciation and property basis differences        (6,840)        (8,349)
   Other                                              (6,710)        (4,735)
----------------------------------------------------------------------------
      Total deferred tax liabilities                 (26,587)       (24,225)
Deferred tax assets:
   Accruals, reserves and other                        6,815          4,198
----------------------------------------------------------------------------
Net deferred tax liability                          $(19,772)      $(20,027)
----------------------------------------------------------------------------
----------------------------------------------------------------------------

5 EMPLOYEE BENEFIT PLANS

PENSION PLAN
          The Company has a noncontributory pension plan (the Plan) covering substantially all employees, except certain employees who are covered by union administered plans. Benefits are based on number of years of service and each employee's compensation near retirement. The Company makes annual contributions to the Plan consistent with Federal funding requirements.

          The net pension cost in 1997, 1996 and 1995 includes the following components:

                                        1997           1996           1995
----------------------------------------------------------------------------
Service cost - benefits earned
   during the period                   $1,117           $952           $767
Interest cost on projected
   benefit obligation                   1,018            887            753
Actual return on assets                (2,234)        (1,241)        (1,074)
Amortization of unrecognized
   net gain                               721           (121)           (97)
----------------------------------------------------------------------------
Net pension cost                         $622           $477           $349
----------------------------------------------------------------------------
----------------------------------------------------------------------------

          The funded status of the Plan at June 28, 1997 and June 29, 1996, was as follows:

                                                       1997           1996
----------------------------------------------------------------------------
Actuarial present value of:
   Vested benefit obligation                         $ 8,476        $ 7,526
----------------------------------------------------------------------------
----------------------------------------------------------------------------
   Accumulated benefit obligation                    $ 8,966        $ 7,930
----------------------------------------------------------------------------
----------------------------------------------------------------------------
   Projected benefit obligation                      $14,572        $12,846
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Plan assets at fair value                            $17,270        $15,412
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Assets in excess of projected
   benefit obligation                                $ 2,698        $ 2,566
Unrecognized transition net asset                       (400)          (534)
Unrecognized net gain                                 (3,358)        (2,523)
Unrecognized prior service cost                          635            688
----------------------------------------------------------------------------
Prepaid (accrued) pension cost at year end           $  (425)       $   197
----------------------------------------------------------------------------
----------------------------------------------------------------------------

          The projected benefit obligation was determined using an assumed discount rate of 8% and an assumed long-term rate of compensation increase of 5%. The assumed long-term rate of return on Plan assets is 9%. Plan assets consist primarily of common stocks and U.S. Government and corporate obligations.

UNION PENSION PLANS
          Certain employees of the Company are covered by union sponsored, collectively bargained, multiemployer pension plans (Union Plans). The Company contributed and charged to expense $424 in 1997, $328 in 1996 and $338 in 1995 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(k) PLAN
          All full-time non-union employees are eligible to participate in a 401(k) plan after one year of service. The Company matches a portion of the employee's salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a seven-year employment period, were $394 in 1997, $385 in 1996 and $268 in 1995.

EXECUTIVE RETIREMENT PLANS
          The Company has a nonqualified Supplemental Executive Retirement Plan
(SERP) and a nonqualified Executive Deferred Compensation Plan (DEFCO) to provide designated executives and professional employees with retirement, death and disability benefits.

SERP
          Annual benefits under the SERP are based on years of service and individual compensation near retirement. Expense under the SERP was $564 in 1997, $600 in 1996 and $557 in 1995. The accumulated benefit obligation, $2,951 as of June 28, 1997 and $3,082 as of June 29, 1996, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased life insurance contracts which may be used to fund the retirement benefits. The net cash surrender value of the contracts as of June 28, 1997 and June 29, 1996, was $2,522 and $2,081 and is included in other assets in the accompanying consolidated balance sheets.

DEFCO PLAN
          Under the DEFCO plan, the Company matches a portion of the employees' contributions and provides a guaranteed investment return which is adjusted annually. The Company's matching contributions under the DEFCO plan were $216 in 1997, $200 in 1996 and $162 in 1995. The accumulated benefit obligation, $3,906 as of June 28, 1997 and $3,114 as of June 29, 1996, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including common stock and cash equivalents, which may be used to fund the retirement benefits. The investments had an aggregate market value of $4,213 as of June 28, 1997 and $3,351 as of June 29, 1996 and are included in other assets in the accompanying consolidated balance sheets at these values.

6 COMMITMENTS AND CONTINGENCIES

LITIGATION
          The Company is a defendant in litigation arising in the ordinary course of business, including being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where groundwater contamination has been detected, or is suspected. In the opinion of management, settlement of the litigation will not have a material effect on the Company's results of operations or financial position.

LEASES
          The Company has noncancellable operating lease commitments for certain production and other equipment and delivery facilities which expire on various dates through 2003. Minimum annual rental commitments at June 28, 1997 for the fiscal years 1998 through 2002 and thereafter are $2,714, $2,268, $1,856, $1,584, $1,327 and $1,640. In accordance with the terms of the lease agreements, the Company is required to pay real estate taxes and maintenance costs. Total lease expense was $4,234 in 1997, $3,565 in 1996 and $3,051 in 1995.

7 GEOGRAPHIC INFORMATION

Geographic financial information is as follows:

                                                 United
                                                 States         Canada          Total
-------------------------------------------------------------------------------------
1997:
          Revenues                             $292,407        $58,507       $350,914
          Income from operations                 40,592         12,119         52,711
          Total assets                          234,798         77,167        311,965
          Capital expenditures                   33,732          1,804         35,536
          Depreciation and amortization
            expense                              17,639          4,320         21,959
1996:
          Revenues                             $252,659        $52,755       $305,414
          Income from operations                 37,532          7,712         45,244
          Total assets                          201,174         81,346        282,520
          Capital expenditures                   29,207          7,030         36,237
          Depreciation and amortization
            expense                              16,231          4,174         20,405
1995:
          Revenues                             $214,679        $47,802       $262,481
          Income from operations                 29,755          6,348         36,103
          Total assets                          177,364         75,969        253,333
          Capital expenditures                   33,679          2,868         36,547
          Depreciation and amortization
            expense                              13,656          3,722         17,378
-------------------------------------------------------------------------------------

8 ACQUISITION OF CERTAIN NATIONAL LINEN SERVICE ASSETS

          On July 14, 1997 the Company purchased the uniform rental assets and selected linen assets of National Linen Service for approximately $280 million in cash, subject to certain post-closing purchase price adjustments.
          In connection with this transaction, the Company entered into a bank credit facility providing for loans and other extensions of credit up to $425 million. The initial net proceeds of the new facility were used to refinance Revolvers and senior notes, finance the acquisition and pay related fees and expenses.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND DIRECTORS OF G&K SERVICES, INC.:

          We have audited the accompanying consolidated balance sheets of G&K SERVICES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of June 28, 1997, and June 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. and Subsidiaries as of June 28, 1997, and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles.

                                                  ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
August 26, 1997



                      (THIS SPACE INTENTIONALLY LEFT BLANK)