Form 10-Q
period 1997-09-27
G&K SERVICES INC
filed 1997-11-12
CIK 39648

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                 --------------------

                                   F O R M  10 - Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 27, 1997 Commission file number 0-4063

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

                   YES  X              NO
                      -----              -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         CLASS A                            Outstanding November 7, 1997
Common Stock, par value $.50 per share                18,990,629

         CLASS B                            Outstanding November 7, 1997
Common Stock, par value $.50 per share                 1,474,996

                                       PART I.
                                FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

G & K SERVICES, INC. AND SUBSIDIARIES                 September 27,   June 28,
                                                           1997         1997
ASSETS               (In thousands, except share data)  (Unaudited)
--------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                               $3,415       $6,986
  Accounts receivable, less allowance for doubtful
    accounts of $1,532 and $1,324                         55,976       41,831
  Inventories                                             75,831       59,799
  Prepaid expenses                                         8,484        4,512
--------------------------------------------------------------------------------
Total current assets                                     143,706      113,128
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Land                                                    23,484       19,676
  Buildings and improvements                              81,343       68,683
  Machinery and equipment                                167,288      143,475
  Automobiles and trucks                                  31,702       27,434
  Less accumulated depreciation                         (114,986)    (109,547)
--------------------------------------------------------------------------------
Total property, plant and equipment                      188,831      149,721
--------------------------------------------------------------------------------
OTHER ASSETS
  Goodwill, net                                          139,618       33,856
  Restrictive covenants and customer lists, net           47,628        6,016
  Other, principally retirement plan assets                9,014        9,244
  Assets held for sale                                    68,471         -
--------------------------------------------------------------------------------
Total other assets                                       264,731       49,116
--------------------------------------------------------------------------------
                                                        $597,268     $311,965
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                       $17,589      $13,304
  Accrued expenses -
     Salaries and employee benefits                       14,517       11,556
     Other                                                12,872       12,133
  Deferred income taxes                                   10,243       10,268
  Current maturities of long-term debt                    13,750       25,000
--------------------------------------------------------------------------------
Total current liabilities                                 68,971       72,261
LONG-TERM DEBT, LESS CURRENT MATURITIES                  335,333       54,284
DEFERRED INCOME TAXES                                      9,566        9,504
OTHER NONCURRENT LIABILITIES                               7,268        6,929
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par
     Class A, 50,000,000 shares authorized, 18,990,629
       and 18,986,629 shares issued and outstanding        9,495        9,493
     Class B, 10,000,000 shares authorized, 1,474,996
       and 1,474,996 shares issued and outstanding           738          738
  Additional paid-in capital                              22,092       22,684
  Retained earnings                                      151,714      144,036
  Deferred compensation                                   (1,904)      (2,029)
  Unrealized gain on investments held for sale               591          306
  Cumulative translation adjustment                       (6,596)      (6,241)
--------------------------------------------------------------------------------
Total stockholders' equity                               176,130      168,987
--------------------------------------------------------------------------------
                                                        $597,268     $311,965
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

G & K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)
                                                  For the Three Months Ended
                                                 ----------------------------
                                                 September 27,  September 28,
   (In thousands, except per share data)             1997            1996
--------------------------------------------------------------------------------
REVENUES
  Rental operations                                $115,497        $80,013
  Direct sales                                        2,929          3,297
--------------------------------------------------------------------------------
     Total revenues                                 118,426         83,310
--------------------------------------------------------------------------------
EXPENSES
  Cost of rental operations                          66,068         43,482
  Cost of direct sales                                2,314          2,581
  Selling and administrative                         24,896         19,407
  Depreciation                                        5,860          4,596
  Amortization of intangibles                         2,473            563
--------------------------------------------------------------------------------
     Total operating expenses                       101,611         70,269
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                               16,815         12,681
  Interest expense                                    4,767          1,723
  Other income, net                                    (209)          (446)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           12,257         11,404
  Provision for income taxes                          4,812          4,453
--------------------------------------------------------------------------------
NET INCOME                                           $7,445         $6,951
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  Weighted Average Number of Shares Outstanding      20,463         20,439
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NET INCOME PER SHARE                                  $0.36          $0.34
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

G & K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)

                                                  For the Three Months Ended
                                                 ----------------------------
                                                 September 27,  September 28,
   (In thousands)                                     1997           1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $7,445         $6,951
  Adjustments to reconcile net income to
   net cash provided by operating activities-
   Gain on sale of investments                          (45)          -
   Depreciation and amortization                      8,333          5,158
   Deferred income taxes                                (37)          (108)
   Changes in current operating items-
     Inventories                                     (1,778)        (1,574)
     Accounts receivable and prepaid expenses        (8,995)        (3,396)
     Accounts payable and other current
       liabilities                                   10,858          2,641
     Other, net                                        (778)           484
--------------------------------------------------------------------------------
Net cash provided by operating activities            15,003         10,156
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment additions, net       (8,323)        (9,079)
  Business acquisitions                            (279,738)        (1,948)
--------------------------------------------------------------------------------
Net cash used for investing activities             (288,061)       (11,027)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                      355,843          7,190
  Repayments on line of credit and other
    long-term debt, net                             (86,000)       (11,565)
  Cash dividends paid                                  (358)             -
  Sale of common stock                                    2              2
--------------------------------------------------------------------------------
Net cash provided by (used for) financing
  activities                                        269,487         (4,373)
--------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                (3,571)        (5,244)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                   6,986          6,882
--------------------------------------------------------------------------------
  End of year                                        $3,415         $1,638
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for -
     Interest                                        $4,250        $2,201
--------------------------------------------------------------------------------
     Income Taxes                                    $7,245        $3,758
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                         G&K SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Three month period ended September 27, 1997 and September 28, 1996
                                     (Unaudited)

         The consolidated financial statements included herein, except for the June 28, 1997, balance sheet which was extracted from the audited financial statements of June 28, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 27, 1997, and June 28, 1997, and the results of operations and the changes in financial position for the three months ended September 27, 1997 and September 28, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

         The results of operations for the three month period ended September 27, 1997, and September 28, 1996, are not necessarily indicative of the results to be expected for the full year.



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements.

    NATURE OF BUSINESS
         G&K Services, Inc. (the Company) is a full service uniform rental provider, including the rental of cleanroom garments. The Company also provides rental of non-uniform items such as floormats, dustmops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniforms for rental customers as well as uniforms for direct sale.

    PRINCIPLES OF CONSOLIDATION
         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

    DERIVATIVE FINANCIAL INSTRUMENTS
         Derivative financial instruments are used by the Company in the management of its interest rate exposure. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counter-parties are included in other accrued expenses. The fair value of the swap agreements is not recognized in the Consolidated Financial Statements, since they are accounted for as hedges.

    PER SHARE DATA
         Net income per share is based on the weighted average number of shares of both Class A and B common stock outstanding during each year. The effect of common stock equivalents was not significant.

    RECENT ACCOUNTING PRONOUNCEMENTS
         Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (Statement No. 128), issued in February 1997 and effective for interim periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share (EPS). Implementation of Statement No. 128 is not expected to have a material impact on the Company's computation or presentation of EPS.

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

2.  ACQUISITION OF CERTAIN NATIONAL LINEN SERVICE ASSETS

         On July 14, 1997 the Company purchased the uniform rental assets and selected linen rental assets of National Linen Service for approximately $280 million in cash, subject to certain post-closing purchase price adjustments.

         The Company's acquisition of rental operations was accounted for by using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on the preliminary determination of the fair values of the assets purchased and the liabilities assumed. The purchase price and related acquisition costs exceeded the preliminary fair values assigned to tangible assets by approximately $153.2 million, which excess may be amortized for the restrictive covenant over the contract life of five years, for the purchased customer lists over eleven years and for goodwill over thirty-five years. The preliminary purchase price allocation is subject to change as the final purchase price changes and when additional valuation information is obtained.

         In connection with the asset purchase from National Linen, it is G&K's intent to hold for sale nine linen rental facilities. As such, the net cash flows from (a) operations of these facilities from the date of acquisition until the date of sale (holding period, not to exceed one year), (b) interest on incremental debt incurred during the holding period to finance the purchase of these facilities, and (c) proceeds from the sale will be considered in the allocation of the purchase price to the assets and liabilities. Accordingly, earnings or losses from these nine facilities are excluded from the earnings reported for the Company. For the period ended September 27, 1997, earnings excluded from the Company's Statement of Income totaled $447,000, including allocated interest expense of $976,000.

         The following unaudited pro forma condensed results of operations for the periods ended September 27, 1997 and September 28, 1996 have been prepared as if the transaction occurred on June 29, 1997 and June 30, 1996, respectively,

                                      Three Months Ended
                                        (In thousands)
                                ------------------------------
                                September 27,    September 28,
                                    1997             1996
                                -------------    -------------
    Revenues                      $123,603       $113,705

    Income from Operations          17,270         15,293

    Net Income                       7,402          6,453

    Net Income Per Share             $0.36          $0.32

         This financial information does not purport to represent results which would actually have been obtained if the asset acquisition had been in effect on June 29, 1997 and June 30, 1996 or any future results which may in fact be realized.

3.  DEBT

         G&K Services funded the acquisition of certain National Linen Service assets through a new $425 million credit facility which replaced its existing revolving credit facility. The new credit facility included (a) a $300 million term loan with maturity for years subsequent to June 28, 1997 of $10,000,000, $15,000,000, $35,000,000, $55,000,000, $60,000,000, and
    $125,000,000 thereafter, with final maturity on June 30, 2004, and (b) a $125 million revolving credit facility expiring on June 30, 2002. As of September 27, 1997, borrowings outstanding under the term loan were $300 million and under the revolving credit facility were $49,083,000. The unused portion of the revolver may be used for working capital and to provide up to $10,000,000 in letters of credit.

         Borrowings under the term loan and revolving credit facility bear interest at 0.5% to 1.125% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), based on a leverage ratio calculated on a quarterly basis. Advances through December 31, 1997 will bear interest at the Eurodollar Rate plus 1.125%. The Company also pays a fee of 0.15% to 0.35% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis. The fee through December 31, 1997 will be 0.35%.

         As of September 27, 1997, the Company had entered into interest rate swap agreements with certain lenders providing bank financing. The Company entered into an agreement for the notional principal amount of $100 million through September 12, 2000 that effectively fixed the interest rate on floating rate debt at a rate of 6.24%. The Company also entered into an agreement for the notional principal amount of $50 million through September 12, 1999 that effectively fixed the interest rate on floating rate debt at a rate of 6.065%, unless the Eurodollar Rate increases by more than 25 basis points within any one quarter, in which the Company retains the risk in any increase in rates over 25 basis points.

         The new credit facility contains various restrictive covenants which among other matters, require the Company to maintain a minimum EBITDA, minimum debt service coverage ratio, minimum stockholder equity and maximum leverage ratio, all as defined. The credit agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. The Company's obligations under the credit facility are collateralized by an interest in the Company's personal property, 100% of the stock of G&K Services, Co. and domestic subsidiaries and 65% of the stock of the Company's Canadian subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The percentage relationships to net sales of certain income and expense items for the three month periods ended September 27, 1997 and September 28, 1996, and the percentage changes in these income and expense items between periods are contained in the following table:

                                    PERCENTAGE OF NET SALES          PERCENTAGE
                                       THREE MONTHS ENDED              CHANGE
                             --------------------------------------  ----------
                                                                     FY Q1 1998
                                                                        vs.
                             September 27, 1997  September 28, 1996  FY Q1 1997
                             --------------------------------------  ----------
Net Revenues                      100.0%              100.0%           42.2%

Expenses:
Cost of Rental and Direct
  Sales                            57.7                55.3            48.5
Selling and Administrative         21.0                23.3            28.3
Depreciation                        5.0                 5.5            27.5
Amortization of Intangibles         2.1                 0.7           339.3
                              --------------------------------------
Income from Operations             14.2                15.2            32.6

Interest Expense                    4.0                 2.0           176.7
Other (Income) Expense, net        (0.2)               (0.5)          (53.1)
                              --------------------------------------
Income Before Income Taxes         10.4                13.7             7.5
Provision for Income Taxes          4.1                 5.4             8.1
                              --------------------------------------

Net Income                          6.3%                8.3%            7.1
                              --------------------------------------
                              --------------------------------------

    Total revenues for the first quarter of fiscal 1998 rose 42.2% to $118.4 million from $83.3 million in the first quarter of fiscal 1997. Revenue attributable to the acquisition of certain assets of National Linen Service
(NLS) was $25.5 million. Excluding this increase and restating prior year Canadian revenues to exclude the Toronto Linen operations which were sold in fiscal 1997, the revenue growth was 12.7%. Rental revenue growth accounted for $35.5 million, or a 44.3% increase. U.S. and Canadian annual rental revenues increased 13.8% and 12.9%, respectively (excluding revenues from assets acquired from NLS and revenues from Toronto Linen). The improvement is primarily attributable to increased new account sales, expansion of existing accounts, strong retention rates and new market entries.

    Cost of rental operations increased 51.9% to $66.1 million for the first quarter of fiscal 1998 from $43.5 million in the same period of fiscal 1997. As a percentage of rental revenues, these costs increased to 57.2% for the first quarter of fiscal 1998 compared to 54.3% for the same period in fiscal 1997.
The Company attributes the increase primarily to merchandise costs at the new locations acquired in the NLS transaction.

    Total direct sales to outside customers decreased 11.2% to $2.9 million for the first quarter of fiscal 1998 from $3.3 million in the same period of fiscal 1997 primarily as a result of shifting garment manufacturing capacity from sales to external customers to internal use by the

Company for rental customers. The Company anticipates this trend to continue through the fiscal year. Cost of direct sales, as a percentage of direct sales, increased to 79.0% compared to 78.3% last year.

    Selling and administrative expenses increased 28.3% to $24.9 million in the first quarter of fiscal 1998 from $19.4 million in the same period in fiscal 1997. As a percentage of revenues, selling and administrative expenses decreased to 21.0% in the first quarter of fiscal 1998 from 23.3% in the same period in fiscal 1997. The decline as a percent of sales is due to several factors, including lower selling expenses in the newly acquired NLS locations, and further leveraging of corporate costs from the NLS transaction and growth in G&K's existing business.

    Depreciation expense increased 27.5% to $5.9 million in the first quarter of fiscal 1998 from $4.6 million in the same period of fiscal 1997. As a percentage of consolidated revenue, depreciation expense decreased to 4.9% from 5.5% for the same period in 1997. This decrease is caused by timing of anticipated current year capital expenditures, maturing of startup operations and depreciation on acquired NLS assets based on fair market valuations. Capital expenditures for the quarter, excluding acquisition of businesses, was $8,446 compared to $9,079 in the prior year's quarter.

    Amortization expense increased 339.3% to $2.9 million in the first quarter of fiscal 1998 from $0.6 million in the first quarter of fiscal 1997. This increase is attributable to the acquisition of NLS assets.

    Operating income increased 32.6% to $16.8 million in the first quarter of fiscal 1998 from $12.7 million in the same period of fiscal 1997. Operating margins decreased to 14.2% in fiscal 1998 from 15.2% in fiscal 1997. U.S. operating margins declined to 12.7% in fiscal 1998 from 14.6% in fiscal 1997.

    Net income rose 7.1% to $7.4 million in the first quarter of fiscal 1998, or $.36 per share, from $7.0 million, or $.34 per share, in the first quarter of fiscal 1997. Net income margins decreased to 6.3% for the first quarter of fiscal 1998 compared with 8.3% in the first quarter of fiscal 1997. Interest expense was $4.8 million, up from $1.7 million in the prior year, as a result of additional borrowings to finance the acquisition of selected assets from National Linen Service. The Company's effective tax rate increased to 39.3% in fiscal 1998 from 39.0% in fiscal 1997, largely driven by additional profits and higher corporate tax rates in Canada.

LIQUIDITY AND FINANCIAL RESOURCES

    Cash flow from operating activities was $15.0 million in the first quarter of fiscal 1998 and $10.2 million in the same period of fiscal 1997. The fiscal 1998 increase resulted from increases in net income, accounts payable and other current liabilities, and depreciation and amortization when compared to the first quarter of 1997. Working capital at September 27, 1997 was $74.7 million, up 82.9% from $40.9 million at September 28, 1996. The increase reflects the acquisition of NLS assets.

    Cash provided by financing activities was $269.5 million in the first quarter of fiscal 1998 and cash used for financing activities was $4.4 million in the same period of fiscal 1997. $355.8 million of cash was obtained by issuing debt primarily for the acquisition of selected assets of

NLS.   The Company's ratio of debt to total capitalization increased from 31.9 %
at June 28, 1997 to 66.7 % at the end of September 1997.

    Cash used in investing activities was $288.1 million in the first quarter of fiscal 1998 and $11.0 million in the first quarter of fiscal 1997. The increase is primarily due to the acquisition of the NLS assets.

    The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. The Company has begun to incur expenses in fiscal 1998 to resolve this issue. These expenses may be significant and continue through the year 1999. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

    In connection with G&K's acquisition of selected assets of NLS in July 1997, the Company entered into a new $425 million credit facility to fund the purchase price of the assets and refinance existing indebtedness. The unused portion of the revolver may be used for working capital and to provide letters of credit. The new credit facility contains various restrictive covenants which, among other matters, require the Company to maintain a minimum EBITDA, minimum debt service coverage ratio, minimum stockholder equity and maximum leverage ratio, all as defined. The agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. G&K's obligations under the credit facility are secured by an interest in the Company's personal property, 100% of the stock of G&K Services, Inc. and domestic subsidiaries and 65% of the stock of Canadian subsidiaries.

    Stockholders' equity grew 4.2% to $176 million at September 27, 1997, compared with $169 million at the end of the first quarter of 1997. G&K's return on average equity decreased to 4.3% in the first quarter of fiscal 1998 compared with 4.8% for the same period of fiscal 1997.

    Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

    Statements in this document regarding ongoing trends and expectations constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, but are not limited to, those expectations related to the recent acquisition of assets from National Linen Service; unforeseen operating risks; the availability of capital to finance planned growth; competition within the uniform leasing industry; and the effects of economic conditions.

                                       PART II

                                  OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K


           a. EXHIBITS

              Exhibit 27 - Financial Data Schedule (for SEC use only)

           b. Reports on Form 8-K.

              A Form 8-K, Item 2. Acquisition or Disposition of Assets, was filed on July 14, 1997.

              A Form 8-K/A, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on September 19, 1997.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       G&K SERVICES, INC.
                                       (Registrant)





Date:    November 10, 1997               s/Timothy W. Kuck
     -----------------------           -------------------------------
                                       Timothy W. Kuck
                                       Chief Financial Officer
                                       (Principal Financial Officer)



                                         s/Michael F. Woodard
                                       -------------------------------
                                       Michael F. Woodard
                                       Controller
                                       (Principal Accounting Officer)