Form 10-Q
period 1997-12-27
G&K SERVICES INC
filed 1998-02-10
CIK 39648

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                --------------------

                                   F O R M  10 - Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended December 27, 1997 Commission file number 0-4063

                                  G&K SERVICES, INC.
                (Exact name of registrant as specified in its charter)


     MINNESOTA                                               41-0449530
--------------------                                       ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                             5995 OPUS PARKWAY, SUITE 500
                             MINNETONKA, MINNESOTA  55343
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

                    YES  X              NO
                        ---                ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS A                                  Outstanding February 5, 1998
Common Stock, par value $.50 per share             18,994,298

          CLASS B                                  Outstanding February 5, 1998
Common Stock, par value $.50 per share             1,474,996

                                      PART I.
                               FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                  December 27,
                                                      1997         June 28,
ASSETS          (In thousands, except share data) (Unaudited)        1997
---------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                        $9,844         $6,986
     Accounts receivable, less allowance
      for doubtful
     accounts of $1,532 and $1,324                    66,213         41,831
     Inventories                                      78,693         59,799
     Prepaid expenses                                  9,296          4,512
---------------------------------------------------------------------------
Total current assets                                 164,046        113,128
---------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                             23,816         19,676
     Buildings and improvements                       81,557         68,683
     Machinery and equipment                         171,576        143,475
     Automobiles and trucks                           33,517         27,434
     Less accumulated depreciation                  (120,698)      (109,547)
---------------------------------------------------------------------------
Total property, plant and equipment                  189,768        149,721
---------------------------------------------------------------------------
OTHER ASSETS
     Goodwill, net                                   142,207         33,856
     Restrictive covenants and customer lists, net    46,732          6,016
     Other, principally retirement plan assets         9,529          9,244
     Assets held for sale                             63,116           -
---------------------------------------------------------------------------
Total other assets                                   261,584         49,116
---------------------------------------------------------------------------
                                                    $615,398       $311,965
---------------------------------------------------------------------------
---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                $20,624        $13,304
     Accrued expenses -
     Salaries and employee benefits                   17,573         11,556
     Other                                            18,715         12,133
     Deferred income taxes                            10,133         10,268
     Current maturities of long-term debt             14,167         25,000
---------------------------------------------------------------------------
Total current liabilities                             81,212         72,261
LONG-TERM DEBT, LESS CURRENT MATURITIES              335,051         54,284
DEFERRED INCOME TAXES                                  9,216          9,504
OTHER NONCURRENT LIABILITIES                           8,292          6,929
---------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
     Common stock, $.50 par
     Class A, 50,000,000 shares authorized,
       18,990,629 and 18,922,846 shares issued
       and outstanding                                 9,495          9,493
     Class B, 10,000,000 shares
       authorized, 1,474,996 and 1,474,996
       shares issued and outstanding                     738            738
     Additional paid-in capital                       22,684         22,684
     Retained earnings                               158,552        144,036
     Deferred compensation                            (1,779)        (2,029)
     Unrealized gain on investments held for sale        270            306
     Cumulative translation adjustment                (8,333)        (6,241)
---------------------------------------------------------------------------
Total stockholders' equity                           181,627        168,987
---------------------------------------------------------------------------
                                                    $615,398       $311,965
---------------------------------------------------------------------------
---------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

G & K SERVICES, INC. AND SUBSIDIARIES

                                                               For the Three Months Ended               For the Six Months Ended
                                                            ----------------------------------------------------------------------
                                                               Dec 27,             Dec 28,             Dec 27,             Dec 28,
      (In thousands, except per share data)                      1997                1996                1997                1996
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Rental operations                                      $  122,566           $  82,679          $  237,294          $  162,235
     Direct sales                                                5,695               4,759               9,393               8,513
----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                          128,261              87,438             246,687             170,748
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
     Cost of rental operations                                  71,472              45,188             137,177              88,369
     Cost of direct sales                                        4,033               3,561               6,710               6,443
     Selling and administrative                                 25,489              20,018              50,385              39,425
     Depreciation                                                6,577               4,845              12,437               9,441
     Amortization of intangibles                                 2,326                 497               4,799               1,060
----------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                109,897              74,109             211,508             144,738
----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                          18,364              13,329              35,179              26,010
     Interest expense                                            6,114               1,545              10,881               3,268
     Other income, net                                            (583)                (57)               (792)               (503)
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      12,833              11,841              25,090              23,245
     Provision for income taxes                                  5,046               4,655               9,858               9,108
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $  7,787            $  7,186           $  15,232           $  14,137
----------------------------------------------------------------------------------------------------------------------------------
     Basic Weighted Average Number
     of Shares Outstanding                                      20,369              20,334              20,367              20,332
BASIC EARNINGS PER COMMON SHARE                                 $  .38             $  0.35             $  0.75             $  0.70
----------------------------------------------------------------------------------------------------------------------------------
     Diluted Weighted Average Number
     of Shares Outstanding                                      20,454              20,433              20,449              20,425
DILUTED EARNINGS PER COMMON SHARE                              $  0.38             $  0.35             $  0.74             $  0.69
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES

                                                                For the Three Months Ended               For the Six Months Ended
                                                                ------------------------------------------------------------------
                                                                Dec 27,             Dec 28,             Dec 27,            Dec 28,
                                                                 1997                1996                1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                               $  7,787            $  7,186           $  15,232           $  14,137
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                             8,903               5,342              17,236              10,501
       Deferred income taxes                                      (746)               (117)               (783)               (225)
       Changes in current operating items:
         Inventories                                            (2,835)             (3,164)             (4,613)             (4,738)
         Accounts receivable and prepaid expenses              (10,356)             (3,184)            (19,351)             (6,580)
         Accounts payable and other current liabilities          7,327                  35              18,200               2,676
     Other, net                                                  2,965                 872               2,321               1,495
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       13,045               6,970              28,242              17,266
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions, net               (9,608)             (8,885)            (17,931)            (17,964)
     Business acquisitions                                         971                   -            (280,557)             (1,948)
     Change in assets held for sale                              2,011                   -               3,801                -
     Purchase of investments                                      (218)               (132)               (412)               (272)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                          (6,844)             (9,017)           (295,099)            (20,184)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt financing                                5,000               5,580             360,843              12,770
     Repayments on line of credit and other long-term debt, net (4,414)             (2,228)            (90,414)            (13,793)
     Cash dividends paid                                          (358)               (715)               (716)               (715)
     Sale of common stock                                            -                   2                   2                   4
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities               228               2,639             269,715              (1,734)
-----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 6,429                 592               2,858              (4,652)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                         3,415               1,638               6,986               6,882
-----------------------------------------------------------------------------------------------------------------------------------
     End of period                                            $  9,844            $  2,230            $  9,844            $  2,230
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for -

     Interest                                                 $  5,627            $  1,466            $  9,877            $  3,143
-----------------------------------------------------------------------------------------------------------------------------------
     Income taxes                                             $  1,629            $  7,331            $  8,875            $  8,842
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                        G&K SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Three and six month periods ended December 27, 1997 and December 28, 1996
                                    (Unaudited)

          The consolidated financial statements included herein, except for the June 28, 1997 balance sheet, which was extracted from the audited financial statements of June 28, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 27, 1997, and June 28, 1997, and the results of operations and the changes in financial position for the three and six months ended December 27, 1997 and December 28, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

          The results of operations for the three and six month periods ended December 27, 1997, and December 28, 1996, are not necessarily indicative of the results to be expected for the full year.

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

PER SHARE DATA
          In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share," which is effective for interim periods ending after December 15, 1997.  As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share was computed similar to the computation of basic earnings per share,
                                                                              5
except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities ( including nonvested restricted stock) using the treasury stock method.

RECLASSIFICATIONS
          Certain prior period amounts have been reclassified to conform to the 1998 presentation. These reclassifications have no effect on net income or total stockholders' equity as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS
          Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (Statement No. 130), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, requires the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners.

2.   ACQUISITION OF CERTAIN NATIONAL LINEN SERVICE ASSETS

          On July 14, 1997 the Company purchased the uniform rental assets and selected linen rental assets of National Linen Service for approximately $279 million in cash.

          The Company's acquisition of rental operations was accounted for by using the purchase method. The purchase price was allocated to the acquired assets and assumed liabilities based on the preliminary determination of the fair values of the assets purchased and the liabilities assumed. The purchase price and related acquisition costs exceed the tentative fair values assigned to tangible assets by approximately $153.6 million, which excess may be amortized for the restrictive covenant over the contract life of five years, for the purchased customer lists over eleven years and for goodwill over thirty-five years.

          In connection with the asset purchase from National Linen, it is G&K's intent to hold for sale nine linen rental facilities. As such, the net cash flows from (a) operations of these facilities from the date of acquisition until the date of sale (holding period, not to exceed one year),
(b) interest on incremental debt incurred during the holding period to finance the purchase of these facilities, and (c) proceeds from the sale will be considered in the allocation of the purchase price to the assets and liabilities. Accordingly, earnings or losses from these nine facilities are
excluded from the earnings reported for the Company.  For the three   month
period ended December 27, 1997, losses excluded from the Company's Statement of Income totaled $7,000, including allocated interest expense of $1,055,000. For the six month period ended December 27, 1997, earnings excluded from the Company's Statement of Income totaled $243,000, including allocated interest expense of $2,031,000.

          The following unaudited pro forma condensed results of operations for the three and six month periods ended December 27, 1997 and December 28, 1996 have been prepared as if the National Linen transaction occurred on June 29, 1997 and June 30, 1996, respectively (in thousands, except per share amounts),


                                                   Six Months Ended

                                     December 27, 1997  December 28, 1996
                                     ------------------ -------------------
     Revenues                                  $251,861            $231,538

     Income from Operations                      35,634              31,234

     Net Income                                  15,189              13,141

     Basic Earnings per common share           $   0.75            $   0.65

     Diluted Earnings per common share         $   0.74            $   0.64

                                                                              6

          This financial information does not purport to represent results which would actually have been obtained if the asset acquisition had been in effect on June 29, 1997 and June 30, 1996 or any future results which may in fact be realized.

3.   DEBT

          The Company maintains a $425 million credit facility. The credit facility includes (a) a $300 million term loan with maturity for years subsequent to June 28, 1997 of $10,000,000, $15,000,000, $35,000,000,
$55,000,000, $60,000,000, and $125,000,000 thereafter, with final maturity on
June 30, 2004, and (b) a $125 million revolving credit facility expiring on June 30, 2002. As of December 27, 1997, borrowings outstanding under the term loan were $296,666,667 and under the revolving credit facility were $52,551,333. The unused portion of the revolver may be used for working capital and to provide up to $10,000,000 in letters of credit.

          Borrowings under the term loan and revolving credit facility bear interest at 0.5% to 1.125% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or Canadian Prime for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances through December 31, 1997 will bear interest at the Eurodollar Rate or Canadian Prime Rate plus 1.125%. The Company also pays a fee of 0.15% to 0.35% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis. The fee through December 31, 1997 will be 0.35%.

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

          The new credit facility contains various restrictive covenants which among other matters, require the Company to maintain a minimum EBITDA, minimum debt service coverage ratio, minimum stockholder equity and maximum leverage ratio, all as defined. The credit agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. The Company's obligations under the credit facility are collateralized by an interest in the Company's personal property, 100% of the stock of G&K Services, Co. and other domestic subsidiaries and 65% of the stock of the Company's Canadian subsidiaries. As of December 27, 1997, the Company was in compliance with all debt covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 27, 1997 and December 28, 1996, and the percentage changes in these income and expense items between periods are contained in the following table:

                                                           PERCENTAGE OF NET SALES
                                                 THREE MONTHS                    SIX MONTHS            PERCENTAGE     PERCENTAGE
                                                     ENDED                          ENDED                CHANGE         CHANGE
                                            ------------------------------------------------------   ----------------------------
                                                                                                     Three Months    Six Months
                                             Dec. 27,      Dec. 28,        Dec. 27,       Dec. 28,      FY 1998        FY 1998
                                              1997          1996            1997           1996        vs. FY 1997    vs. FY 1997
                                            ------------------------------------------------------   ----------------------------
Revenues:
   Rental                                     95.6%          94.6%          96.2%          95.0%          48.2%          46.3%
   Direct                                      4.4            5.4            3.8            5.0           19.7           10.3
                                            ------------------------------------------------------
       Total Revenues                        100.0          100.0          100.0          100.0           46.7           44.5

Expenses:
   Cost of Rental  Sales                      58.3           54.7           57.8           54.5           58.2           55.2
   Cost of  Direct Sales                      70.8           74.8           71.4           75.7           13.3            4.1
                                            ------------------------------------------------------
       Total Cost of Sales                    58.9           55.8           58.3           55.6           54.9           51.8

   Selling and Administrative                 19.9           22.9           20.4           23.1           27.3           27.8
   Depreciation                                5.1            5.5            5.0            5.5           35.7           31.7
   Amortization of Intangibles                 1.8            0.6            2.0            0.6          368.0          352.7
                                            ------------------------------------------------------
Income from Operations                        14.3           15.2           14.3           15.2           37.8           35.3

Interest Expense                               4.8            1.8            4.4            1.9          295.7          233.0
Other (Income) Expense, net                   (0.5)          (0.1)          (0.3)          (0.3)         922.8           57.5
                                            ------------------------------------------------------
Income Before Income Taxes                    10.0           13.5           10.2           13.6            8.4            7.9
Provision for Income Taxes                     3.9            5.3            4.0            5.3            8.4            8.2
                                            ------------------------------------------------------
Net Income                                     6.1%           8.2%           6.2%           8.3%           8.4%           7.7%
                                            ------------------------------------------------------



       Total revenues for the second quarter of fiscal 1998 increased 46.7% to $128.3 million from $87.4 million in the second quarter of fiscal 1997 and they increased 44.5% to $246.7 million for the first six months of fiscal 1998 from $170.7 million in the same period of fiscal 1997. Revenue attributable to the acquisition of certain assets of National Linen Service
(NLS) was $30.8 million for the quarter and $57.0 million for the six month period. Excluding this increase and excluding prior year Toronto Linen operations which were sold in fiscal 1997, the revenue growth was 12.6% for the quarter and 12.2% for the first six months of fiscal 1998.

     Rental revenue growth for the second quarter accounted for $39.9 million, or a 48.2% increase and for the first six months it accounted for $75.1 million, or a 46.3% increase. U.S. and Canadian annual rental revenues increased 13.1% and 10.5%, respectively for the second quarter and increased 12.9% and 11.7% respectively, for the first six months (excluding revenues from assets acquired from NLS and revenues from Toronto Linen). The improvement is primarily attributable to cleanroom and national account sales as well as steady growth in the traditional garment leasing operations.

     Total direct sales to outside customers increased 19.7% to $5.7 million for the second quarter of fiscal 1998 from $4.8 million in the same period of fiscal 1997 and increased 10.3% to $9.4 million for the first six months of fiscal 1998 from $8.5 million in the same period of fiscal 1997, helped by the success of a seasonal promotion and increases in catalog sales. Cost of direct sales, as a percentage of direct sales, decreased to 70.8% for the second quarter of fiscal 1998 from 74.8% for the same period of fiscal 1997 and decreased to 71.4% for the first six months of fiscal 1998 from 75.7% for the same period of fiscal 1997.

     Cost of rental operations increased 58.2% to $71.5 million for the second quarter of fiscal 1998 from $45.2 million in the same period of fiscal 1997 and rose 55.2 % to $ 137.2 million for the first six months of fiscal 1998 from $88.4 million in the same period of fiscal 1997. As a percentage of rental revenues, these costs increased to

58.3% for the second quarter of fiscal 1998 compared to 54.7% for the same period in fiscal 1997 and increased to 57.8% for the first six months of fiscal 1998 from 54.5% in the same period of fiscal 1997. The Company attributes the increase primarily to merchandise and production costs at the new locations acquired in the NLS transaction.

     Selling and administrative expenses increased 27.3% to $25.5 million in the second quarter of fiscal 1998 from $20.0 million in the same period in fiscal 1997 and increased 27.8% to $50.4 million for the first six months of fiscal 1998 from $39.4 million in the same period in fiscal 1997. As a percentage of revenues, selling and administrative expenses decreased to 19.9% in the second quarter of fiscal 1998 from 22.9% in the same period in fiscal 1997 and decreased to 20.4% in the six month period of fiscal 1998 from 23.1% in the same period in fiscal 1997. The decline as a percent of sales is due to several factors, including lower selling expenses in the newly acquired NLS locations and leveraging of corporate costs following the NLS transaction.

     Depreciation expense increased 35.7% to $6.6 million in the second quarter of fiscal 1998 from $4.8 million in the same period of fiscal 1997 and increased 31.7% to $12.4 million for the first six months of fiscal 1998 from $9.4 million in the same period of fiscal 1997. As a percentage of consolidated revenue, depreciation expense decreased to 5.1% in the second quarter of fiscal 1998 from 5.5% for the same period in fiscal 1997 and decreased to 5.0% for the six month period of fiscal 1998 from 5.5% for the same period in fiscal 1997. This decrease is caused by timing of anticipated current year capital expenditures, maturing of startup operations and depreciation on acquired NLS assets based on fair market valuations. Capital expenditures for the quarter, excluding acquisition of businesses, was $9.6 million compared to $8.9 million in the prior year's quarter, and for the six month period they were $17.9 million compared to $18.0 million in the prior year.

     Amortization expense increased to $2.3 million in the second quarter of fiscal 1998 from $.5 million in the second quarter of fiscal 1997 and increased to $4.8 million in the first six months of fiscal 1998 from $1.1 million in the same period of fiscal 1997. This increase is attributable to the acquisition of NLS assets.

     Operating income increased 37.8% to $18.4 million in the second quarter of fiscal 1998 from $13.3 million in the same period of fiscal 1997 and increased 35.3% to $35.2 million for the first six months of fiscal 1998 from $26.0 million in the same period of fiscal 1997. Operating margins decreased to 14.3% for the second quarter of fiscal 1998 from 15.2% in the same period of fiscal 1997 and decreased to 14.3% for the six month period of fiscal 1998 from 15.2% in the same period of fiscal 1997. U.S. operating margins declined to 12.6% for the second quarter of fiscal 1998 from 14.0% in the same period of fiscal 1997 and declined to 12.6% for the six month period of fiscal 1998 from 14.3% in the same period of fiscal 1997.

     Interest expense was $6.1 million for the second quarter of fiscal 1998, up from $1.5 million in the same period of fiscal 1997 and was $10.9 million for the first six months of fiscal 1998, up from $3.3 million in the same period of fiscal 1997. This was largely due to additional borrowings to finance the acquisition of selected assets from National Linen Service. The Company's effective tax rate was 39.3% in the second quarter of fiscal 1998, unchanged from the same period of fiscal 1997 and it increased to 39.3% in the six month period of fiscal 1998 from 39.2% in the same period of fiscal 1997.

     Net income rose 8.4% to $7.8 million in the second quarter of fiscal 1998 from $7.2 million in the second quarter of fiscal 1997 and rose 7.7% to $15.2 million in the first six months of fiscal 1998 from $14.1 million in the first six months of fiscal 1997. Diluted and basic earnings per share for the second quarter were $.38 per share compared with $.35 for the prior year quarter. Diluted and basic earnings per share for the first six months of 1998 increased to $.74 and $.75 from $.69 and $.70, respectively. Net income margins decreased to 6.1% for the second quarter of fiscal 1998 compared with 8.2% in the second quarter of fiscal 1997 and decreased to 6.2% for the six month period of fiscal 1998 compared with 8.3% in the six month period of fiscal 1997.

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities increased to $13.0 million in the second quarter of fiscal 1998 from $7.0 million in the same period of fiscal 1997 and increased to $ 28.2 million in the first six months of fiscal 1998 from $17.3 million in fiscal 1997. The fiscal 1998 increase resulted from increases in net income, accounts payable and other current liabilities, and depreciation and amortization when compared to the first quarter of 1997. Working capital at December 27, 1997 was $82.8 million, up 119.2% from $37.8 million at December 28, 1996. The increase reflects the acquisition of NLS assets.

     Cash provided by financing activities was $.2 million in the second quarter of fiscal 1998 and $2.6 million in the same period of fiscal 1997. Cash provided by financing activities was $269.7 million in the six month period of fiscal 1998 and cash used for financing activities was $1.7 million in the same period of fiscal 1997. $355.8 million of cash was obtained by issuing debt in the first quarter of fiscal 1998 primarily for
the acquisition of selected assets of NLS.   The Company's ratio of debt to
total capitalization increased from 31.9% at June 28, 1997 to 65.8% at the end of December 1997.

     Cash used in investing activities was $6.8 million in the second quarter of fiscal 1998 and $9.0 million in the second quarter of fiscal 1997. Cash used in investing activities was $295.0 million in the six month period of fiscal 1998 and $20.2 million in the same period of fiscal 1997. The increase is primarily due to the acquisition of the NLS assets.

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

     In connection with G&K's acquisition of selected assets of NLS in July 1997, the Company entered into a new $425 million credit facility to fund the purchase price of the assets and refinance then existing indebtedness. The unused portion of the revolver may be used for working capital and to provide letters of credit. The new credit facility contains various restrictive covenants which, among other matters, require the Company to maintain a minimum EBITDA, minimum debt service coverage ratio, minimum stockholder equity and maximum leverage ratio, all as defined. The agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. G&K's obligations under the credit facility are secured by an interest in the Company's personal property, 100% of the stock of G&K Services, Co. and other domestic subsidiaries and 65% of the stock of Canadian subsidiaries.

     Stockholders' equity grew 17.9% to $181.6 million at December 27, 1997, compared with $154.1 million at the end of the second quarter of 1997. G&K's return on average equity decreased to 8.7% in the second quarter of fiscal 1998 compared with 9.6% for the same period of fiscal 1997.

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

                               PART II

                         OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

        a. The Company held its Annual Meeting of Stockholders on October 30, 1997.

        b. The following seven persons were elected directors: Bruce G. Allbright, Paul Baszucki, Richard Fink, Wayne M. Fortun, Donald
             W. Goldfus, William Hope and Bernard Sweet.

        c.   1.   Each director nominee received the following votes:


                                                            SHARES
                                           -------------------------------------------
                                                   IN FAVOR       WITHHOLD AUTHORITY
                                           -------------------------------------------
          Allbright                               30,029,581        432,437
          Baszucki                                27,814,418      2,647,600
          Fink                                    30,029,381        432,637
          Fortun                                  30,029,381        432,637
          Goldfus                                 30,028,790        433,228
          Hope                                    30,030,196        431,822
          Sweet                                   30,026,810        435,208

             2. Stockholders ratified the appointment of Arthur Andersen LLP, Certified Public Accountants, as independent auditors of the Company for 1998: 30,154,322 shares in favor, 84,234 shares voting against and 223,462 shares abstaining.

             3. Stockholders approved an amendment to the Company's 1989 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares:
        22,727,202 shares in favor, 5,062,840 shares against, 274,430 shares abstaining and 2,397,546 shares broker non-vote.

ITEM 6.  Exhibits and Reports on Form 8-K


        a. EXHIBITS

          Exhibit 11 - Calculation of earnings per share


          Exhibit 27 - Financial Data Schedule (for SEC use only)


        b. Reports on Form 8-K.

          None.

                                                                     Exhibit 11
                            G & K Services, Inc. and Subsidiaries
                              CALCULATION OF EARNINGS PER SHARE

                                                                 Three Months Ended            Six Months Ended
                                                            ----------------------------------------------------------
                                                             December 27,   December 28,   December 27,  December 28,
                                                                 1997           1996           1997           1996
                                                            ----------------------------------------------------------
Net Income                                                    $  7,787       $  7,186      $  15,232      $  14,137
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------
Weighted average number of common
shares outstanding                                              20,369         20,334         20,367         20,332
                                                            ----------------------------------------------------------

Shares used in computation of
basic earnings per share                                        20,369         20,334         20,367         20,332

Weighted average effect of  non-vested
restricted stock grants                                             48             57             45             51

Weighted average common shares
issuable upon the exercise of
options & other                                                     37             42             37             42

Shares used in computation of                               ----------------------------------------------------------
diluted earnings per share                                      20,454         20,433         20,449         20,425
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------
Net Income per common share

Basic                                                          $  0.38        $  0.35        $  0.75        $  0.70
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------
Diluted                                                        $  0.38        $  0.35        $  0.74        $  0.69
                                                            ----------------------------------------------------------
                                                            ----------------------------------------------------------

                            SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 G&K SERVICES, INC.
                                 (Registrant)












        Date:  February 10, 1998               s/Timothy W. Kuck
              ------------------------         ----------------------

                                                 Timothy W. Kuck
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



                                               s/Michael F. Woodard
                                               ----------------------

                                                 Michael F. Woodard
                                                 Controller
                                                 (Principal Accounting Officer)

                            SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 G&K SERVICES, INC.
                                 (Registrant)












        Date:  February 10, 1998
              ------------------------         ----------------------

                                                 Timothy W. Kuck
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)




                                               ----------------------

                                                 Michael F. Woodard
                                                 Controller
                                                 (Principal Accounting Officer)