Form 10-Q
period 1998-03-28
G&K SERVICES INC
filed 1998-05-11
CIK 39648

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                 ____________________

                                   F O R M  10 - Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended March 28, 1998 Commission file number 0-4063

                                  G&K SERVICES, INC.
                (Exact name of registrant as specified in its charter)

     MINNESOTA                                                   41-0449530
-------------------                                         --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                             5995 OPUS PARKWAY, SUITE 500
                             MINNETONKA, MINNESOTA  55343
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

                    YES  X              NO
                       -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS A                                 Outstanding May 7, 1998
Common Stock, par value $.50 per share                   19,013,152

          CLASS B                                 Outstanding May 7, 1998
Common Stock, par value $.50 per share                    1,474,996

                                      PART I.
                               FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

G & K SERVICES, INC. AND SUBSIDIARIES



                                                                   March 28,
                                                                     1998          June 28,
ASSETS                       (In thousands, except share data)   (Unaudited)        1997
---------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                    $   9,155      $   6,986
     Accounts receivable, less allowance for doubtful
       accounts of $2,262 and $1,324                                 56,814         41,831
     Inventories                                                     78,656         59,799
     Prepaid expenses                                                 5,561          4,512
---------------------------------------------------------------------------------------------
Total current assets                                                150,186        113,128
---------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                            25,192         19,676
     Buildings and improvements                                      84,109         68,683
     Machinery and equipment                                        178,158        143,475
     Automobiles and trucks                                          34,140         27,434
     Less accumulated depreciation                                 (127,541)      (109,547)
---------------------------------------------------------------------------------------------
Total property, plant and equipment                                 194,058        149,721
---------------------------------------------------------------------------------------------
OTHER ASSETS
     Goodwill, net                                                  141,388         33,856
     Restrictive covenants and customer lists, net                   45,843          6,016
     Other, principally retirement plan assets                       13,393          9,244
     Assets held for sale                                            60,367              -
---------------------------------------------------------------------------------------------
Total other assets                                                  260,991         49,116
---------------------------------------------------------------------------------------------
                                                                  $ 605,235      $ 311,965
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $  15,655      $  13,304
     Accrued expenses -
       Salaries and employee benefits                                17,206         11,556
       Other                                                         20,393         12,133
     Deferred income taxes                                           10,170         10,268
     Current maturities of long-term debt                            14,583         25,000
---------------------------------------------------------------------------------------------
Total current liabilities                                            78,007         72,261
LONG-TERM DEBT, LESS CURRENT MATURITIES                             318,901         54,284
DEFERRED INCOME TAXES                                                 9,205          9,504
OTHER NONCURRENT LIABILITIES                                          8,858          6,929
---------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
     Common stock, $.50 par
       Class A, 50,000,000 shares authorized, 19,013,152
         and 18,986,629 shares issued and outstanding                 9,507          9,493
       Class B, 10,000,000 shares authorized, 1,474,996
         and 1,474,996 shares issued and outstanding                    738            738
     Additional paid-in capital                                      23,463         22,684
     Retained earnings                                              166,164        144,036
     Deferred compensation                                           (2,329)        (2,029)
     Unrealized gain on investments held for sale                       399            306
     Cumulative translation adjustment                               (7,678)        (6,241)
---------------------------------------------------------------------------------------------
Total stockholders' equity                                          190,264        168,987
---------------------------------------------------------------------------------------------
                                                                  $ 605,235      $ 311,965
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

G & K SERVICES, INC. AND SUBSIDIARIES


                                                  For the Three Months Ended     For the Nine Months Ended
                                                  -----------------------------------------------------------
                                                    March 28,      March 29,      March 28,      March 29,
             (In thousands, except per share data)    1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------
REVENUES
     Rental operations                              $123,015       $ 84,427       $360,309       $246,662
     Direct sales                                      4,456          4,038         13,849         12,551
-------------------------------------------------------------------------------------------------------------
       Total revenues                                127,471         88,465        374,158        259,213
-------------------------------------------------------------------------------------------------------------
EXPENSES
     Cost of rental operations                        71,882         45,826        209,059        134,195
     Cost of direct sales                              3,224          3,030          9,934          9,473
     Selling and administrative                       25,145         20,753         75,530         60,178
     Depreciation                                      6,871          5,118         19,308         14,559
     Amortization of intangibles                       2,305            619          7,104          1,679
-------------------------------------------------------------------------------------------------------------
       Total operating expenses                      109,427         75,346        320,935        220,084
-------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                18,044         13,119         53,223         39,129
     Interest expense                                  5,418          1,560         16,299          4,828
     Other income, net                                  (500)          (491)        (1,292)          (994)
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            13,126         12,050         38,216         35,295
     Provision for income taxes                        5,155          4,681         15,013         13,789
-------------------------------------------------------------------------------------------------------------
NET INCOME                                          $  7,971       $  7,369       $ 23,203       $ 21,506
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
     Basic Weighted Average Number
     of Shares Outstanding                            20,367         20,327         20,367         20,327
BASIC EARNINGS PER COMMON SHARE                     $   0.39       $   0.36       $   1.14       $   1.06
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
     Diluted Weighted Average Number
     of Shares Outstanding                            20,446         20,410         20,439         20,405
DILUTED EARNINGS PER COMMON SHARE                   $   0.39       $   0.36       $   1.14       $   1.05
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES


                                                       For the Three Months Ended     For the Nine Months Ended
                                                       -----------------------------------------------------------
                                                         March 28,       March 29       March 28       March 29,
                   (In thousands, except per share data)    1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                         $   7,971      $   7,369      $  23,203      $  21,506
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                        9,176          5,737         26,412         16,238
       Deferred income taxes                                  463           (107)          (320)          (332)
       Changes in current operating items:
         Inventories                                          (74)        (1,178)        (4,687)        (5,916)
         Accounts receivable and prepaid expenses           9,789          2,813         (6,067)        (3,767)
         Accounts payable and other current
           liabilities                                     (2,359)        (5,645)        15,841         (2,969)
       Other, net                                          (1,332)        (1,137)           989            358
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  23,634          7,852         55,371         25,118
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions, net         (11,065)        (7,623)       (28,996)       (25,587)
     Business acquisitions                                 (1,285)             -       (281,842)        (1,948)
     Change in assets held for sale                         1,742              -          5,543              -
     Sale of business assets                                2,433              -          2,433              -
     (Purchase) sales of investments                            9           (207)          (403)          (479)
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                     (8,166)        (7,830)      (303,265)       (28,014)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt financing                           9,583            565        366,931         13,335
     Repayments on line of credit and other
       long-term debt, net                                (25,479)        (1,187)      (115,893)       (14,980)
     Cash dividends paid                                     (359)          (359)        (1,075)        (1,074)
     Sale of common stock                                      98              8            100             12
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities      (16,157)          (973)       250,063         (2,707)
------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (689)          (951)         2,169         (5,603)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    9,844          2,230          6,986          6,882
------------------------------------------------------------------------------------------------------------------
     End of period                                      $   9,155      $   1,279      $   9,155      $   1,279
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for -
       Interest                                         $   7,030      $   1,614      $  16,907      $   4,757
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
       Income taxes                                     $   3,474      $   3,682      $  12,349      $  12,524
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

                        G&K SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Three and nine month periods ended March 28, 1998 and March 29, 1997
                                    (Unaudited)

          The consolidated financial statements included herein, except for the June 28, 1997 balance sheet, which was extracted from the audited financial statements of June 28, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 28, 1998 and June 28, 1997, and the results of operations and the changes in financial position for the three and nine months ended March 28, 1998 and March 29, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

          The results of operations for the three and nine month periods ended March 28, 1998, and March 29, 1997, are not necessarily indicative of the results to be expected for the full year.

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

     PER SHARE DATA
          In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share," which is effective for interim periods ending after December 15, 1997. As a result, all prior period earnings per share data has been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities (including nonvested restricted stock) using the treasury stock method.



                                                        Three Months Ended           Nine Months Ended
                                                    ---------------------------------------------------------
                                                    March 28,      March 29,      March 28,      March 29,
                                                      1998           1997           1998           1997
                                                    ---------------------------------------------------------
Weighted average number of common
shares outstanding                                    20,367         20,327         20,367         20,327
                                                    ---------------------------------------------------------

Shares used in computation of
basic earnings per share                              20,367         20,327         20,367         20,327

Weighted average effect of non-vested
restricted stock grants                                   48             40             41             35

Weighted average common shares
issuable upon the exercise of
options & other                                           31             43             31             43

Shares used in computation of                       ---------------------------------------------------------
diluted earnings per share                            20,446         20,410         20,439         20,405
                                                    ---------------------------------------------------------
                                                    ---------------------------------------------------------


     RECLASSIFICATIONS
          Certain prior period amounts have been reclassified to conform to the 1998 presentation. These reclassifications have no effect on net income or total stockholders' equity as previously reported.

     RECENT ACCOUNTING PRONOUNCEMENTS
          Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (Statement No. 130), issued in June 1997 and effective for fiscal years beginning after December 15, 1997, requires the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners. The Company will adopt this statement in fiscal 1999.

2.   ACQUISITION OF CERTAIN NATIONAL LINEN SERVICE ASSETS

          On July 14, 1997 the Company purchased the uniform rental assets and selected linen rental assets of National Linen Service, Inc. (NLS) for approximately $279 million in cash.

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

          In connection with the asset purchase from NLS, it is G&K's intent to hold for sale nine linen rental facilities. As such, the net cash flows from (a) operations of these facilities from the date of acquisition until the date of sale (holding period, not to exceed one year), (b) interest on incremental debt incurred during the holding period to finance the purchase of these facilities, and (c) proceeds from the sale will be considered in the allocation of the purchase price to the assets and liabilities. Accordingly, earnings or losses from these nine facilities are excluded from the earnings reported for the Company. For the three month period ended March 28, 1998, losses excluded from the Company's Statement of Income totaled $412,000, including allocated interest expense of $1,103,000. For the nine month period ended March 28, 1998, losses excluded from the Company's Statement of Income totaled $169,000, including allocated interest expense of $3,134,000.


          The following unaudited pro forma condensed results of operations for the three and nine month periods ended March 28, 1998 and March 29, 1997 have been prepared as if the NLS transaction occurred on June 29, 1997 and June 30, 1996, respectively (in thousands, except per share amounts),

                                                  Nine Months Ended
                                            March 28, 1998    March 29, 1997
                                            --------------    --------------
Revenues                                       $379,332            $350,398

Income from Operations                           53,678              46,965

Net Income                                       23,160              20,012

Basic Earnings per common share                $   1.14            $   0.98

Diluted Earnings per common share              $   1.13            $   0.98

          This financial information does not purport to represent results which would actually have been obtained if the asset acquisition had been in effect on June 29, 1997 and June 30, 1996 or any future results which may in fact be realized.

3.   DEBT

          The Company maintains a $425 million credit facility. The credit facility includes (a) a $300 million term loan with maturity for years subsequent to June 28, 1997 of $10,000,000, $15,000,000, $35,000,000,
     $55,000,000, $60,000,000, and $125,000,000 thereafter, with final maturity on June 30, 2004, and (b) a $125 million revolving credit facility expiring on June 30, 2002. As of March 28, 1998, borrowings outstanding under the term loan were $290,901,000 and under the revolving credit facility were $42,584,000. The unused portion of the revolver may be used for working capital and to provide up to $10,000,000 in letters of credit.

          Borrowings under the term loan and revolving credit facility bear interest at 0.5% to 1.125% over the rate offered to major banks in the London Interbank Eurodollar market ("Eurodollar Rate"), or Canadian Prime for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of March 28, 1998 bear interest at the Eurodollar Rate or Canadian Prime Rate plus 0.95%. The Company also pays a fee of 0.15% to 0.35% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis. The fee as of March 28, 1998 was 0.30%.

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

          The new credit facility contains various restrictive covenants which among other matters, require the Company to maintain a minimum EBITDA, minimum debt service coverage ratio, minimum stockholder equity and maximum leverage ratio, all as defined. The credit agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. The Company's obligations under the credit facility are collateralized by an interest in the Company's personal property, 100% of the stock of G&K Services, Co. and other domestic subsidiaries and 65% of the stock of the Company's Canadian subsidiaries. As of March 28, 1998, the Company was in compliance with all debt covenants.


4.   ASSETS HELD FOR SALE

               On January 16, 1998, the Company sold selected linen assets classified as Assets Held for Sale on the balance sheet for approximately $2.4 million in cash. These assets, including original purchase goodwill, had a book value of approximately $2.4 million.

               On May 1, 1998, the Company sold selected linen assets and uniform rental assets for approximately $75.0 million in cash, subject to certain post-closing purchase price adjustments. This sale included assets classified as Assets Held for Sale on the balance sheet having a book value of approximately $53.7 million and other operating assets having a book value of approximately $21.3 million. Proceeds from the sale will be used to reduce the Company's outstanding bank debt. This transaction completes the sale of eight of the nine linen facilities acquired from NLS that were held for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to total revenues of certain income and expense items for the three and nine month periods ended March 28, 1998 and March 29, 1997, and the percentage changes in these income and expense items between periods are contained in the following table:



                                                      PERCENTAGE OF NET SALES
                                              THREE MONTHS                  NINE MONTHS                   PERCENTAGE
                                                 ENDED                         ENDED                        CHANGE
                                      ------------------------------------------------------     ----------------------------
                                                                                                 Three Months     Nine Months
                                        March 28,      March 29,      March 28,      March 29,    FY 1998         FY 1998
                                         1998           1997           1998            1997       vs. FY 1997    vs. FY 1997
                                      ------------------------------------------------------     ----------------------------
Revenues:
   Rental                                96.5%          95.4%          96.3%          95.2%          45.7%          46.1%
   Direct                                 3.5            4.6            3.7            4.8           10.4           10.3
                                      ------------------------------------------------------
       Total Revenues                   100.0          100.0          100.0          100.0           44.1           44.3
Expenses:
   Cost of Rental Sales                  58.4           54.3           58.0           54.4           56.9           55.8
   Cost of Direct Sales                  72.4           75.0           71.7           75.5            6.4            4.9
                                      ------------------------------------------------------
       Total Cost of Sales               58.9           55.2           58.5           55.4           53.7           52.4

   Selling and Administrative            19.7           23.5           20.2           23.2           21.2           25.5
   Depreciation                           5.4            5.8            5.2            5.6           34.3           32.6
   Amortization of Intangibles            1.8            0.7            1.9            0.7          272.4          323.1
                                      ------------------------------------------------------
Income from Operations                   14.2           14.8           14.2           15.1           37.5           36.0

Interest Expense                          4.3            1.8            4.3            1.9          247.3          237.6
Other (Income) Expense, net              (0.4 )         (0.6 )         (0.3 )         (0.4 )          1.8           30.0
                                      ------------------------------------------------------
Income Before Income Taxes               10.3           13.6           10.2           13.6            8.9            8.3
Provision for Income Taxes                4.0            5.3            4.0            5.3           10.1            8.9
                                      ------------------------------------------------------
Net Income                                6.3%           8.3%           6.2%           8.3%           8.2%           7.9%
                                      ------------------------------------------------------
                                      ------------------------------------------------------

     Total revenues for the third quarter of fiscal 1998 increased 44.1% to $127.5 million from $88.5 million in the third quarter of fiscal 1997 and increased 44.3% to $374.2 million for the first nine months of fiscal 1998 from $259.2 million in the same period of fiscal 1997. Revenue attributable to the acquisition of certain assets of National Linen Service (NLS) was $30.4 million for the quarter and $87.4 million for the nine month period. Excluding this increase and excluding prior year Toronto Linen operations which were sold in fiscal 1997, the revenue growth was 10.7% for the quarter and 11.7% for the first nine months of fiscal 1998.

     Rental revenue growth for the third quarter accounted for $38.6 million, or a 45.7% increase and for the first nine months accounted for $113.6 million, or a 46.1% increase. U.S. and Canadian annual rental revenues increased 11.3% and 10.0%, respectively for the third quarter and increased 12.3% and 11.2% respectively, for the first nine months (excluding revenues from assets acquired from NLS and revenues from Toronto Linen). The improvement is primarily attributable to cleanroom and national account sales as well as steady growth in the Company's traditional garment leasing operations.

     Total direct sales to outside customers increased 10.4% to $4.5 million for the third quarter of fiscal 1998 compared to $4.0 million in the same period of fiscal 1997. Total direct sales to outside customers increased 10.3% to $13.8 million for the first nine months of fiscal 1998 from $12.6 million in the same period of fiscal 1997. This increase is largely attributable to the success of a seasonal promotion and increases in catalog sales. Cost of direct sales, as a percentage of direct sales, decreased to 72.4% for the third quarter of fiscal 1998 from 75.0% for the same period of fiscal 1997 and decreased to 71.7% for the first nine months of fiscal 1998 from 75.5% for the same period of fiscal 1997.

     Cost of rental operations increased 56.9% to $71.9 million for the third quarter of fiscal 1998 from $45.8 million in the same period of fiscal 1997 and rose 55.8% to $209.1 million for the first nine months of fiscal 1998 from $134.2 million in the same period of fiscal 1997. As a percentage of rental revenues, these costs increased to 58.4% for the third quarter of fiscal 1998 compared to 54.3% for the same period in fiscal 1997 and increased to 58.0% for the first nine months of fiscal 1998 from 54.4% in the same period of fiscal 1997. The Company attributes the increase primarily to merchandise and production costs at the new locations acquired in the NLS transaction.

     Selling and administrative expenses increased 21.2% to $25.1 million in the third quarter of fiscal 1998 from $20.8 million in the same period in fiscal 1997 and increased 25.5% to $75.5 million for the first nine months of fiscal 1998 from $60.2 million in the same period in fiscal 1997. As a percentage of revenues, selling and administrative expenses decreased to 19.7% in the third quarter of fiscal 1998 from 23.5% in the same period in fiscal 1997 and decreased to 20.2% in the nine month period of fiscal 1998 from 23.2% in the same period in fiscal 1997. The decline as a percent of sales is due to several factors, including lower selling expenses in the newly acquired NLS locations and leveraging of corporate costs following the NLS transaction.

     Depreciation expense increased 34.3% to $6.9 million in the third quarter of fiscal 1998 from $5.1 million in the same period of fiscal 1997 and increased 32.6% to $19.3 million for the first nine months of fiscal 1998 from $14.6 million in the same period of fiscal 1997. As a percentage of consolidated revenue, depreciation expense decreased to 5.4% in the third quarter of fiscal 1998 from 5.8% for the same period in fiscal 1997 and decreased to 5.2% for the nine month period of fiscal 1998 from 5.6% for the same period in fiscal 1997. This decrease is caused by timing of anticipated current year capital expenditures, maturing of startup operations and depreciation on acquired NLS assets based on fair market valuations. Capital expenditures for the quarter, excluding acquisition of businesses, was $11.1 million compared to $7.6 million in the prior year's quarter, and for the nine month period they were $29.0 million compared to $25.6 million in the prior year.

     Amortization expense increased to $2.3 million in the third quarter of fiscal 1998 from $.6 million in the second quarter of fiscal 1997 and increased to $7.1 million in the first nine months of fiscal 1998 from $1.7 million in the same period of fiscal 1997. This increase is attributable to the acquisition of NLS assets.

     Operating income increased 37.5% to $18.0 million in the third quarter of fiscal 1998 from $13.1 million in the same period of fiscal 1997 and increased 36.0% to $53.2 million for the first nine months of fiscal 1998 from $39.1 million in the same period of fiscal 1997. Operating margins decreased to 14.2% for the third quarter of fiscal 1998 from 14.8% in the same period of fiscal 1997 and decreased to 14.2% for the nine month period of fiscal 1998 from 15.1% in the same period of fiscal 1997. U.S. operating margins declined to 12.7% for the third quarter of fiscal 1998 from 13.7% in the same period of fiscal 1997 and declined to 12.7% for the nine month period of fiscal 1998 from 14.1% in the same period of fiscal 1997.

     Interest expense was $5.4 million for the third quarter of fiscal 1998, up from $1.6 million in the same period of fiscal 1997 and was $16.3 million for the first nine months of fiscal 1998, up from $4.8 million in the same period of fiscal 1997. This was largely due to additional borrowings to finance the NLS acquisition. The Company's effective tax rate increased to 39.3% in the third quarter of fiscal 1998 from 38.8% in the same period of fiscal 1997 and it increased to 39.3% in the nine month period of fiscal 1998 from 39.1% in the same period of fiscal 1997.

     Net income rose 8.2% to $8.0 million in the third quarter of fiscal 1998 from $7.4 million in the same period of fiscal 1997 and rose 7.9% to $23.2 million in the first nine months of fiscal 1998 from $21.5 million in the same period of fiscal 1997. Basic and diluted earnings per share for the third quarter were $.39 per share compared with $.36 for the prior year quarter.
Basic and diluted earnings per share for the first nine months of fiscal 1998 increased to $1.14 from basic earnings per share of $1.06 and diluted earnings per share of $1.05 in the same period of fiscal 1997. Net income margins decreased to 6.3% for the third quarter of fiscal 1998 compared with 8.3% in the third quarter of fiscal 1997 and decreased to 6.2% for the nine month period of fiscal 1998 compared with 8.3% in the nine month period of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities increased to $23.6 million in the third quarter of fiscal 1998 from $7.9 million in the same period of fiscal 1997 and increased to $55.4 million in the first nine months of fiscal 1998 from $25.1 million in fiscal 1997. The fiscal 1998 increase resulted from increases in net income and depreciation and amortization while the decrease in accounts receivable and prepaid expenses was greater in the third quarter of fiscal 1998 when compared to the third quarter of 1997. Working capital at March 28, 1998 was $72.2 million, up 92.3% from $37.5 million at March 29, 1997. The increase reflects the acquisition of NLS assets.

     Cash used in financing activities was $16.2 million in the third quarter of fiscal 1998 and $1.0 million in the same period of fiscal 1997. Cash provided by financing activities was $250.1 million in the nine month period of fiscal 1998 and cash used for financing activities was $2.7 million in the same period of fiscal 1997. $355.8 million of cash was obtained by issuing debt in the first quarter of fiscal 1998 primarily for the acquisition of selected assets of NLS. The Company's ratio of debt to total capitalization increased from 31.9% at June 28, 1997 to 63.7% at the end of March 1998.

     Cash used in investing activities was $8.2 million in the third quarter of fiscal 1998 and $7.8 million in the same period of fiscal 1997. Cash used in investing activities was $303.3 million in the nine month period of fiscal 1998 and $28.0 million in the same period of fiscal 1997. The increase is primarily due to the acquisition of the NLS assets.

     The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. G&K is completing an extensive review of its business to determine whether or not its software and related technologies are year 2000 compliant, as well as the remedial action and related costs associated with required modifications or replacements. A significant amount of information has been collected and analyzed as a part of this review; however, the process will not be completed until the end of the first quarter of fiscal year 1999. The Company has begun to implement solutions and to incur expenses in fiscal 1998 to resolve this issue. These expenses may be significant and continue through the year 1999. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized over the software's useful life. G&K is also contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable or to monitor their progress toward year 2000 capability. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company.

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

     Stockholders' equity grew 18.4% to $190.3 million at March 28, 1998, compared with $160.7 million at the end of the third quarter of 1997. G&K's return on average equity decreased to 12.9% in the nine month period of fiscal 1998 compared with 14.3% for the same period of fiscal 1997.

     Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

     Statements in this document regarding ongoing trends and expectations constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, but are not limited to, those expectations related to the acquisition of assets from NLS; unforeseen operating risks; the availability of capital to finance planned growth; competition within the uniform leasing industry; and the effects of economic conditions.

                                      PART II

                                 OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.


ITEM 6.  Exhibits and Reports on Form 8-K


     a.   EXHIBITS

               Exhibit 27.1 - Financial Data Schedule, (for SEC use only)

               Exhibit 27.2 - Financial Data Schedule, Fiscal year ends 1995,
                              1996 and 1997, All Restated (for SEC use only)

               Exhibit 27.3 - Financial Data Schedule, Quarter 1 and 2 of Fiscal
                              year 1998, Quarters 1, 2 and 3 of
                              Fiscal year 1997, All Restated (for SEC use only)

               Exhibit 27.4 - Financial Data Schedule, Quarters 1, 2 and 3 of
                              Fiscal year 1996, All Restated (for SEC
                              use only)


     b.   Reports on Form 8-K.

              None.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        G&K SERVICES, INC.
                                        (Registrant)


























Date:              May 12, 1998                     s/Timothy W. Kuck
         --------------------------------         ------------------------------

                                                      Timothy W. Kuck
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer)



                                                    s/Michael F. Woodard
                                                  ------------------------------
                                                      Michael F. Woodard
                                                      Controller
                                                      (Principal Accounting
                                                      Officer)