Form 10-K405
period 1998-06-27
G&K SERVICES INC
filed 1998-09-24
CIK 39648

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
(Mark One)
     X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
----------  Exchange Act of 1934

                       For the Fiscal Year Ended June 27, 1998

            Transition Report Pursuant to Section 13 or 15(d) of the Securities ---------- Exchange Act of 1934

                           Commission file number 0-4063

                                 G&K SERVICES, INC.
               (Exact name of registrant as specified in its charter)

      MINNESOTA                                            41-0449530
(State of incorporation)                   (I.R.S. Employer Identification No.)

                            5995 OPUS PARKWAY, STE. 500
                           MINNETONKA, MINNESOTA 55343
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes    X     .    No          .
                ---------       ----------

     The aggregate market value of the voting stock of registrant held by non-affiliates of registrant, on September 11, 1998, computed by reference to the closing sale price of such shares on such date, was approximately $942,725,426.

     On September 11, 1998, there were outstanding 19,019,035 and 1,474,996 shares of the registrant's Class A and Class B Common Stock, respectively.

                             DOCUMENTS INCORPORATED BY REFERENCE
                                               PART OF 10-K INTO WHICH
DOCUMENT                                       DOCUMENT IS INCORPORATED
--------                                       ------------------------

Portions of proxy statement for the
 annual meeting of stockholders to be
 held October 29, 1998                         Parts I and III

                                        PART I


ITEM 1.     BUSINESS

       G&K Services, Inc. and its wholly owned subsidiaries (the Company or G&K) was formed in 1902. G&K and its subsidiaries operate in the uniform industry. The Company rents uniforms to its customers (including cleanroom garments) and offers uniforms and other related products for sale. The uniform rental business also includes the rental of non-uniform items such as floor mats, dust mops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniform garments, which it uses to support rental customers and sells on a direct sale basis.

       On July 14, 1997, the Company purchased the uniform rental assets and selected linen assets of National Linen Service, consisting of twenty industrial facilities and nine linen facilities. It was G&K's intent to hold for sale the nine linen facilities. During fiscal year 1998, the Company divested eight of these locations, along with three industrial facilities that were not compatible with the Company's strategic goals.

       The Company has been steadily expanding its operations into additional geographic markets. G&K currently operates from approximately 125 locations in 28 U.S. states and the Canadian provinces of Quebec and Ontario. By comparison, G&K operated from approximately 40 locations in 21 states in 1988.

       The Company targets its marketing efforts on those customers, industries and geographic locations that are expanding and are in need of a quality-oriented uniform program that provides high levels of product quality, customer service and communication. The Company's experience with both existing and potential customers confirms that a large segment of the market is willing to pay a premium price to a vendor that can consistently supply these features.

PRODUCTS

       The Company's full-service leasing program supplies a broad range of work garments, specialized uniforms for corporate identity programs, anti-static garments, particle-free garments, and dress clothing for supervisors, sales personnel and others needing upgraded work apparel.

     G&K's products are used in a diversified spectrum of businesses including: heavy and light manufacturing, construction, pharmaceutical and electronics manufacturers, transportation and distribution firms, health care and food service operations, auto dealerships, equipment repair companies, schools and office buildings.

     The Company believes that uniform programs provide customers with a number of benefits including:

     * Identification - uniforms help identify employees as working for a particular company or department.

     * Image - uniforms enhance the public appearance of employees and help create a more professional image for the customer.

     * Worker protection - uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

     * Product protection - uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

     * Employee morale - uniforms can provide a valued benefit to employees and help improve morale.

     The Company provides its uniform-leasing customers with a full range of services. Advice and assistance are offered in choosing fabrics, styles and colors appropriate to the customer's specific needs. A large stock of new and used garments are available to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repairs and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer's location and returned clean on a weekly cycle.

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

     Most of the Company's customers also lease items other than uniforms, primarily floor mats, dust mops, dust cloths, wiping towels and linens. Floor mats are used to protect facilities from dust, grease, moisture and other hazards, and can also enhance decor, provide a corporate identity logo, or improve traffic safety. Dust mops, cloths and wiping towels are chemically treated to attract and hold dirt, and are provided in a range of sizes. The Company's wiping towels are used by its customers for numerous wiping and cleaning tasks in varied settings. Selected linen items, primarily aprons and towels, are used for sanitary, or cleaning purposes.

CUSTOMERS

     The Company's customer base includes divisions of more than half of the Fortune 100 companies as well as over 90,000 smaller businesses. No one customer accounts for more than 1% of the Company's total revenues.

COMPETITION

     The Company's business encounters a high level of competition with a number of companies in the geographic areas it serves. The Company ranks among the nation's largest garment rental suppliers. Major competitors include AraMark (a division of ARA Services, Inc.), and such publicly held companies as Unifirst Corporation, Unitog Company and Cintas Corporation. The Company also competes with a multitude of regional and local competitors that varies by market. The Company believes that it competes effectively in its line of business because of the quality and breadth of its product line, and the comprehensive customer service programs it offers.

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

     The Company has entered into administrative agreements at certain of these sites to perform remedial actions. At the landfill in Andover, Minnesota, the aggregate cost of remediation is estimated to range from $10 million to $15 million. As one of numerous PRP's, the Company has entered into a Consent Decree and has paid $160,000. The Company believes that it has no further responsibility for site remediation at the Andover Landfill based upon the Consent Decree.

     The Company has also entered into a Consent Decree involving the landfill site in East Bethel, Minnesota as one of 56 PRP's. The Company was sued by the landfill operator, Sylvester Bros. Development Company, for contribution to the cost of cleaning up this site pursuant to directives from the Minnesota Pollution Control Agency (MPCA) or the Environmental Protection Agency (EPA). Based upon an estimate that the total cleanup of the site will not exceed $7,095,980, the Company has paid an initial amount of $190,500. After the matter was settled, the Company entered into an agreement with the MPCA, which allowed the PRP group to transfer the site to the State of Minnesota. In connection with this agreement, the Company believes it has no further liability and may recoup a substantial portion of the cash incurred in connection with the settlement and site clean up.

     The Company has been named in a suit filed by the owners of a St. Paul, Minnesota shopping center where certain solvents have been detected in the soils near the shopping center. The owner of the shopping center has alleged that the source of the solvents is from a coin operated business that was owned for a period of time in the mid-1960's by a corporation, the shares of which were partially owned by the Company. Certain limited discovery has disclosed that at least one other business in the area used the same solvent that is claimed to be present in the soil. Since relatively little information is available at this time, it is impossible to predict what, if any, liability may ultimately be assigned to the Company.

     The Company has also received a letter from the MPCA, which claims that solvents have been detected in the soils near a facility that was owned by the Company from the late 1940's until the early 1970's. Neither the extent of the solvents in the soils nor the source of the solvents is known to the Company. The Company has agreed to participate in a Voluntary Investigation and Cleanup Program through the MPCA, but is unable to provide any estimate of the remediation costs at this time since the investigation has not been completed. The Company expects to reach an agreement with the MPCA with respect to a remediation plan. Therefore, no litigation is expected to be commenced against the Company in connection with this matter.

     The Company has been placed on notice by the owners of a Wayzata, Minnesota shopping center regarding the alleged presence of solvents in the ground water in the vicinity of the shopping center, where certain affiliates of the Company formerly operated a dry cleaning establishment in the shopping center. At this time, no demand has been made and no action has been commenced against the Company. The owners of the shopping center have informed the Company that they are pursuing clean up through State funding mechanisms. Since little information is available at this time, it is impossible to predict what, if any, liability the Company may have in this matter.

EMPLOYEES

     The Company's U.S. operations had a total of 6,551 employees as of June
27, 1998, consisting of 213 professional sales personnel, 1,269 route personnel, 3,867 production employees, 603 clerical/staff employees and 599 management employees. Approximately 19% of the Company's U.S. employees are represented by unions. Management believes its domestic employee relations are satisfactory.

     The Company's Canadian operations had a total of 839 employees as of June 27, 1998 consisting of 31 professional sales personnel, 146 route personnel, 503 production employees, 77 clerical/staff employees and 82 management employees. Approximately 75% of the Company's Canadian employees are represented by unions. Management believes Canadian employee relations are satisfactory.

FOREIGN AND DOMESTIC OPERATIONS

     Financial information relating to foreign and domestic operations is set forth in Note 8 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.





                       (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 2.     PROPERTIES

     The Company cleans and supplies rental items principally from fifty-three industrial garment, cleanroom garment, dust control and linen supply plants located in the following cities in the United States:

     City                                         Building            City                                    Building
                                                  Square Footage                                              Square Footage
-----------------------------------------------------------------     ------------------------------------------------------
Albuquerque, New Mexico (two plants)              38,800              Memphis, Tennessee                      35,400
                                                  10,300              Mesa, Arizona                           36,000
Atlanta, Georgia (three plants)                   40,000              Milwaukee, Wisconsin                    44,220
                                                  45,600              Minneapolis, Minnesota (two plants)     70,000
                                                  52,000                                                      93,000
Augusta, Georgia                                  42,500              Mobile, Alabama                         47,300
Birmingham, Alabama                               30,000              Monroe, North Carolina                  40,700
Chicago, Illinois                                 48,700              Montgomery, Alabama                     23,400
Columbus, Indiana                                 32,000              New Orleans, Louisiana                  29,000
Dallas, Texas                                     36,000              Opa Locka, Florida                      40,000
Denver, Colorado                                  56,200              Phoenix, Arizona                        55,000
Fort Worth, Texas (two plants)                    38,000              Pittsburg, California                   47,000
                                                  70,700              Portland, Oregon                        16,200
Ft. Lauderdale, Florida                           51,100              Portsmouth, Virginia                    30,500
Graham, North Carolina                           115,000              Rockford, Illinois                      32,000
Green Bay, Wisconsin                              51,700              St. Cloud, Minnesota                    45,400
Houston, Texas                                    39,820              Salt Lake City, Utah                    41,500
Indianapolis, Indiana                             45,400              San Antonio, Texas                      40,700
Jonesboro, Arkansas                               30,000              San Jose, California                    58,600
Kansas City, Missouri                             44,220              Seattle, Washington                     45,400
Lakeland, Florida                                 45,000              Tampa, Florida                          45,400
Los Angeles, California                           48,300              Tempe, Arizona                          13,300
Louisville, Kentucky                              36,300


All of these facilities are owned by the Company except Albuquerque, New Mexico (10,300 sq. ft.); Dallas, Texas; Portland, Oregon; Jonesboro, Arkansas; Portsmouth, Virginia; Lakeland, Florida; and Tempe, Arizona, which are leased.

     The Company also operates principally from six plants located in the following cities in Canada:


    City                                          Building            City                                    Building
                                                  Square Footage                                              Square Footage
-----------------------------------------------------------------     ------------------------------------------------------
Toronto, Ontario (Metro East)                     49,000              Ottawa, Ontario                         35,000
Montreal, Quebec                                  56,900              Windsor, Ontario                        42,900
Cambridge, Ontario                                57,600              Sault St. Marie, Ontario                23,700


All of these facilities are owned by the Company, except the Ottawa and Windsor facilities, which are leased.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings other than routine litigation incidental to the business of the Company and as set forth in Item 1. Business - Environmental Matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1998.




                       (THIS SPACE INTENTIONALLY LEFT BLANK)

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

     The Company's Class A Common Stock is quoted on NASDAQ National Market under the symbol "GKSRA". The Company's Class B Common Stock is not registered. The following table sets forth the high and low reported sales prices for the Class A Common Stock as quoted on the NASDAQ National Market for the periods indicated.


                                 HIGH              LOW
  ------------------------------------------------------
FISCAL 1998
  1st Quarter                   38 1/2              33
  2nd Quarter                   41 1/4            33 1/4
  3rd Quarter                   47 5/16             40
  4th Quarter                   44 3/16             36
--------------------------------------------------------
FISCAL 1997
  1st Quarter                   30 5/8            23 1/2
  2nd Quarter                   36 3/8            28 1/8
  3rd Quarter                   37 3/4              30
  4th Quarter                     37                29

     As of September 11, 1998, the Company had approximately 600 registered stockholders.

     The Company has declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended June 27, 1998 and June 28, 1997. The Company's debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends.


ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

                                           1998            1997           1996          1995           1994
----------------------------------------------------------------------------------------------------------------
Revenues                                  $502,593       $350,914       $305,414       $262,481        $225,229
Net Income                                  32,058         29,002         22,720         18,286          14,791
Per Share Data:
    Basic earnings per share                  1.57           1.43           1.12           0.90            0.73
    Diluted earnings per share                1.57           1.42           1.11           0.90            0.73
    Dividends per share                       0.07           0.07           0.07           0.07            0.07
Total Assets                               531,842        311,965        282,520        253,333         205,064
Long-Term Debt                             214,553         54,284         75,143         76,519          54,676
----------------------------------------------------------------------------------------------------------------

     The fiscal 1998 results include the results of operations of facilities purchased from National Linen Service. See Note 2 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.


                        (THIS SPACE INTENTIONALLY LEFT BLANK)
                                                                               6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In fiscal 1998, G&K, now the third largest competitor in the estimated $5.5 billion uniform leasing industry, achieved 43.2% revenue growth; a 10.5% increase in net income; and realized a 17.5% return on average equity. G&K's record of strong financial performance results from an effective, consistent growth strategy designed to meet the diverse needs of customers in the industrial uniform market.

     On July 14, 1997, the Company purchased the uniform rental assets and selected linen assets of National Linen Service (NLS). The 20 uniform locations contributed $115.4 million in revenue during the fiscal year. The Company held for sale the nine linen facilities acquired in the NLS transaction. Losses from these nine facilities from the date of acquisition to the date of sale (not to exceed one year) of $659 thousand, including interest on incremental debt incurred during the holding period to finance the purchase of these facilities totaling $3.5 million and the proceeds from the sale were excluded from the earnings reported for fiscal 1998. Amounts excluded from earnings were included in the allocation to the purchase price of retained assets and liabilities. During fiscal 1998, the Company divested eight of the nine locations held for sale and three industrial locations that were not compatible with the Company's strategic goals.

     For the latest five-year period, revenues grew at a rate of 19.3%, compounded annually. This exceeds the Company's stated goal of maintaining a long-term growth rate of 15%. These results reflect the Company's strategies to attain increased market penetration and an expanded customer base through internal growth and acquisitions.

     The Company's five-year growth rate for net income was 23.6%, compounded annually. The Company's investments in new technologies provide increased productivity and reduced labor expenses. Better merchandise control and lower processing costs are contributing to bottom-line growth, while garment manufacturing facilities enhance product quality and decrease merchandise costs.

     The percentage relationships to net sales of certain income and expense items for the three fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, and the percentage changes in these income and expense items between years are contained in the following table:

                                                PERCENTAGE OF NET SALES              PERCENTAGE CHANGE
                                                     YEARS ENDED                       BETWEEN YEARS
                                       ----------------------------------------   ---------------------------
                                                                                  FY 1998 vs.     FY 1997 vs.
                                       Fiscal 1998   Fiscal 1997    Fiscal 1996     FY 1997        FY 1996
                                       ----------------------------------------   ---------------------------
Revenues                               100.0%         100.0%         100.0%          43.2%          14.9%

Expenses:
  Cost of rental and direct sales        58.6           55.9           56.3           50.2           14.1
  Selling and administrative             19.9           22.9           22.2           24.8           18.1
  Depreciation                            5.3            5.6            5.9           33.6           10.2
  Amortization of intangibles             1.8            0.6            0.8          314.7          (11.0)
                                      ----------------------------------------
Income from operations                   14.4           15.0           14.8           37.4           16.5

Interest expense                          4.3            1.9            2.6          219.1          (14.0)
Other (income) expense, net              (0.4)          (0.6)           -              7.4            -
                                      ----------------------------------------
Income before income taxes               10.5           13.7           12.2
                                                                                      10.1           28.7

Provision for income taxes                4.1            5.4            4.8            9.5           30.4
                                      ----------------------------------------
Net Income                               6.4%           8.3%           7.4%          10.5%          27.6%
                                      ----------------------------------------


FISCAL 1998 COMPARED TO FISCAL 1997

     Total revenues for fiscal 1998 rose 43.2% to $502.6 million from $350.9 million in fiscal 1997. Revenue attributable to the acquisition of certain assets of National Linen Service (NLS) was $115.4 million, including $9.8 million from three plants that were sold in May 1998. Excluding this acquisition and excluding prior year Toronto Linen operations that were sold in fiscal 1997, the total revenue growth was 11.3% for fiscal 1998.

     Rental revenues rose $149.5 million in fiscal 1998, or a 44.7% increase over fiscal 1997. U.S. and Canadian annual rental revenues increased 11.7% and 10.5% respectively (excluding revenues from assets acquired from NLS and revenues from Toronto Linen). The improvement is primarily attributed to steady growth in the Company's traditional textile leasing operations as well as national account and cleanroom sales. A 14.6% growth in Canadian rental revenues in Canadian dollars was partially offset by unfavorable changes in the currency exchange rates.

     Total direct sales revenues increased 13.1% to $19.1 million for fiscal 1998 from $16.9 million in fiscal 1997. This increase is largely attributable to the success of seasonal promotions and increases in catalog sales, partially offset by the Company's continuous shift toward greater utilization of the Company's manufacturing operations for service to G&K rental customers. Cost of direct sales increased 6.7% to $13.8 million in fiscal 1998 from $12.9 million in fiscal 1997. As a percent of direct sales, these costs improved to 72.2% compared to 76.5% in the prior year.

     Cost of rental operations increased 53.3% to $280.7 million in fiscal 1998 from $183.1 million in fiscal 1997. As a percent of rental revenues, these costs increased to 58.0% for fiscal 1998 compared to 54.8% in fiscal 1997. The Company attributes the increase primarily to merchandise and production costs at new locations acquired from NLS early in the fiscal year.

     Selling and administrative expenses increased 24.8% to $100.1 million in fiscal 1998 from $80.2 million in fiscal 1997. As a percentage of total revenues, selling and administrative expenses decreased to 19.9% in fiscal 1998 from 22.9% in fiscal 1997. The decline as a percent of revenue is due to several factors, including lower selling expenses in the NLS acquired locations and leveraging of corporate costs following the NLS transaction.

     Depreciation expense increased 33.6% to $26.4 million in fiscal 1998 from $19.7 million in fiscal 1997. As a percentage of revenues, depreciation expense decreased to 5.3% in fiscal 1998 from 5.6% in fiscal 1997. This decrease is caused by the maturing of startup operations and depreciation on acquired NLS assets based on fair market valuations. Capital expenditures for fiscal 1998, excluding acquisition of businesses, was $37.4 million compared to $35.5 million in fiscal 1997. Amortization expense increased to $9.2 million for fiscal 1998 from $2.2 million in fiscal 1997. This increase is attributable to the acquisition of certain assets from NLS.

     Income from operations increased 37.4% to $72.4 million in fiscal 1998 from $52.7 million in fiscal 1997. Operating margins declined slightly to 14.4% in fiscal 1998 from 15.0% in fiscal 1997. U.S. operating margins declined to 12.9% in fiscal 1998 from 13.9% in fiscal 1997, primarily due to lower margins in the newly acquired locations and depreciation and amortization related to the NLS acquisition, offset by leveraging of selling and administrative costs.
Operating income benefited from an improvement in Canadian operating margins.

     Interest expense was $21.8 million for fiscal 1998, up from $6.8 million in fiscal 1997. This was largely due to additional borrowings to finance the acquisition of assets from NLS. The Company's effective tax rate decreased slightly to 39.2% in fiscal 1998 from 39.5% in fiscal 1997.

     Net income rose 10.5% to $32.1 million in fiscal 1998 from $29.0 million in fiscal 1997. Basic and diluted earnings per share for fiscal 1998 was $1.57 per share compared to basic and diluted earnings per share of $1.43 per share and $1.42 per share, respectively, in fiscal 1997. Net income margins decreased to 6.4% for fiscal 1998 compared to 8.3% in fiscal 1997.


FISCAL 1997 COMPARED TO FISCAL 1996

     Total revenues for fiscal 1997 rose 14.9% to $350.9 million from $305.4 million in fiscal 1996. Rental revenue growth for fiscal 1997 accounted for $41.7 million or a 14.3% increase. U.S. and Canadian annual rental revenues increased 14.7% and 12.2%, respectively. The improvement is primarily attributable to the increase in new account sales, expansion of existing accounts, strong retention rates and new market entries.

     Total direct sales revenues increased 29.1% to $16.9 million in fiscal 1997 from $13.1 million in fiscal 1996. Cost of direct sales increased 30.6% to $12.9 million in fiscal 1997, compared to $9.9 million in fiscal 1996. As a percentage of direct sales, these costs remained relatively constant at 76.5% compared to 75.6% last year.

     Cost of rental operations increased 13.1% to $183.1 million in fiscal 1997 from $161.9 million in fiscal 1996. As a percentage of rental revenues, these costs declined to 54.8% for fiscal 1997 compared to 55.4% in fiscal 1996. This decrease related primarily to better utilization of rental merchandise and improved plant efficiency.

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

     Depreciation expense increased 10.2% to $19.7 million in fiscal 1997 from $17.9 million in fiscal 1996. As a percentage of revenues, depreciation expense decreased to 5.6% in fiscal 1997 from 5.9% in fiscal 1996. This decrease is caused by the maturing of startup operations. Capital expenditures for fiscal 1997, excluding acquisitions of businesses, were $35.5 million compared to $36.2 million in fiscal 1996. Amortization expense decreased to $2.2 million for fiscal 1997 from $2.5 million for fiscal 1996.

     Income from operations increased 16.5% to $52.7 million in fiscal 1997 from $45.2 million in fiscal 1996. Operating margins improved to 15.0% in fiscal 1997 from 14.8% in fiscal 1996. U.S. operating margins declined from 14.9% in fiscal 1996 to 13.9% in fiscal 1997, primarily due to losses from start-up locations begun during recent years and increases in selling and administrative expenses. Operating income benefited from significant improvement in the Canadian operating margin.

     Interest expense was $6.8 million for fiscal 1997, down from $8.0 million in fiscal 1996. This was largely due to lower average borrowings and lower interest rates. The Company's effective tax rate increased to 39.5% in fiscal 1997 from 39.0% in fiscal 1996, largely driven by additional profits and higher corporate tax rates in Canada.

     Net income rose 27.6% to $29.0 million in fiscal 1997 from $22.7 million in fiscal 1996. Basic and diluted earnings per share for fiscal 1997 were $1.43 per share and $1.42 per share, respectively, compared to basic and diluted earnings per share of $1.12 per share and $1.11 per share, respectively, in fiscal 1997. Net income margins increased to 8.3% in fiscal 1997 compared with 7.4% in fiscal 1996.

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities was $74.5 million in fiscal 1998, $44.1 million in fiscal 1997, and $41.9 million in fiscal 1996. The fiscal 1998 increase resulted from the gain in net income as well as increases in accounts payable and other current liabilities in connection with the locations acquired
from NLS.   Working capital at June 27, 1998 was $73.3 million, up 79.5% from
$40.9 million at June 28, 1997.

     Cash used in investing activities was $236.4 million in fiscal 1998, $37.9 million in fiscal 1997, and $36.8 million in fiscal 1996. The increase in fiscal 1998 was due primarily to the acquisition of assets from NLS. In fiscal 1999, estimated capital expenditures are anticipated to be approximately $48 to $52 million.

     Financing activities provided cash of $166.9 million in fiscal 1998, used $6.1 million of cash in fiscal 1997, and provided $1.2 million in fiscal 1996. The cash provided by financing activities was used in the acquisition of selected assets of NLS and to pay off existing debt. The total long-term debt, including current maturity, increased to $249.8 million at June 27, 1998 from $79.3 million at June 28, 1997. The Company paid dividends of $1.4 million in each of the fiscal years 1998, 1997 and 1996. The Company's ratio of debt to total capitalization increased to 55.8% from 31.9% at the end of fiscal 1997. The Company has a $125.0 million existing line of credit, of which $25.6 million was outstanding at the end of fiscal 1998.

     In connection with G&K's acquisition of selected assets of NLS in July 1997, the Company entered into a new $425 million credit facility to fund the purchase price of the assets and refinance existing indebtedness. The unused portion of the revolver may be used for working capital and to provide letters of credit. The new credit facility contains various restrictive covenants that, among other matters, require the Company to maintain a minimum EBITDA, minimum debt service coverage ratio, minimum stockholders' equity and maximum leverage ratio, all as defined. The credit facility also limits additional indebtedness, investments, capital expenditures and cash dividends. G&K's obligations under the credit facility are secured by an interest in the Company's personal property, 100% of the stock of G&K Services, Co. and domestic subsidiaries and 65% of the stock of Canadian subsidiaries. As of June 27, 1998, the Company was in compliance with all debt covenants.

     Stockholders' equity grew 17.2% to $198.1 million at June 27, 1998, compared with $169.0 million at the end of fiscal 1997. G&K's return on average equity decreased to 17.5% in fiscal 1998 compared with 18.7% and 17.5% respectively, for fiscal 1997 and fiscal 1996.


YEAR 2000 COMPLIANCE

     The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its U.S. and Canadian operations that will be affected by the date change in the year 2000. The Company began an extensive review of its business in January, 1998, to determine whether or not its IT and non-IT systems and assets were year 2000 compliant, as well as the remedial action and related costs associated with required modifications or replacements. The Company's goal is to ensure current business operations will continue to function accurately with minimal disruption through the millennium change. The Company has also had discussions with its significant suppliers to determine the readiness of those suppliers to correct year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those suppliers try to properly remedy their computer systems. The Company believes that its actions with key suppliers will minimize these risks. The scope of the year 2000 readiness effort includes (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as micro controllers contained in various equipment, safety systems, facilities and utilities and (iii) readiness of key third-party suppliers. If needed modifications and conversions are not made on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. The Company hopes to achieve these objectives by committing resources and leveraging previous investments in existing technologies.

     The Company has a documented process through which all IT and non-IT systems and assets are being reviewed with reference to year 2000 date issues. This methodology takes each system and asset through the following lifecycle:
     *    Awareness - Educate employees about year 2000 issues.
     * Assessment - Conduct an inventory and impact analysis of the business, operations, and systems. Identify priorities and plan.
     * Analysis - Analyze the asset(s) to determine the tasks, resources and duration required to ensure compliance.
     * Contingency Planning - Identify alternative solutions to the recommended solution.
     *    Conversion - Renovation plan is finalized, approved and implemented.
     * Testing - Approved validation plans are implemented and testing occurs.
     * Rollout - Implementation plan is approved, and tested compliance solution is fully implemented into production.

     The Company's key systems and assets are as follows:
     * Financial systems software - SAP financial systems were implemented and operational as of June 28, 1998. The Company will be completing year 2000 testing of this system by October 31, 1998.
     * Revenue recognition system - Renovation of this internally developed system is 50% completed. Testing and rollout are estimated to be completed by October 31, 1998.
     * Other IT software, hardware and communications - Other vendor software and G&K applications are 90% assessed. Expected completion date is March 31, 1999, for all IT systems and assets, except for vendor supplied solutions, which have an anticipated completion date of July 1, 1999.
     * Non-IT plant and related equipment - The Company is 50% complete in the assessment phase. Anticipated completion date for all non-IT systems and assets is March 31, 1999.
     * Business processes and procedures - All process flows are being analyzed for risk with appropriate contingency plans put into place. The anticipated completion date is March 31, 1999.
     * Third Parties - The Company's supply chain is being assessed to ensure all significant vendors will have the ability to meet the Company's needs. This assessment and contingency planning will be completed by December 31, 1998. Currently, no disclosures of non-compliant suppliers have been discovered.

     The Company will not be deferring any other significant IT projects to address the year 2000 issues. Because the year 2000 issue is of short duration, the Company has retained experts and advisors to evaluate year 2000 readiness; assist in analysis, renovation, and contingency planning; and complete independent testing when renovations are completed. The Company's core IT staff will continue to stay focused on the Company's business needs, as well as assist with year 2000 analysis and renovation.

     The Company is implementing solutions and has begun to incur expenses during fiscal 1998 to resolve the year 2000 issue. These expenses will continue through the year 2000. Maintenance or modification costs are expensed as incurred, while costs of any new software and equipment are being capitalized over the asset's useful life, consistent with the Company's financial policies. During fiscal 1998, the Company spent approximately $4.2 million related to the year 2000 analysis; $1.5 million of these costs were capitalized. The Company has budgeted $8.8 million of total expenditures for the year 2000 compliance activities, of which $3.6 million will be capitalized, although there can be no assurance that year 2000 related expenditures will not be materially higher.
The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems are based upon assumptions regarding future events, including the continued availability of certain resources, year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for year 2000 compliance. These developments include, but are not limited to (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the year 2000 compliance success that key suppliers attain.

     Contingency plans are being developed and implemented where the level of risk has been determined to be unsatisfactory. The Company is using a weighted system to evaluate and determine this level of risk in each of five areas:
Operational, Facility Safety, Financial Management, Legal Implication and Organizational Implication. Where necessary, the Company is implementing various contingency plans that will include, but are not limited to, the following:

     * Secondary vendors for garments and other significant non-uniform inventories
     *    Stockpile of certain other inventories, soap, thread, etc.
     *    Manual work-around for less critical computerized systems

     While the Company has exercised its best efforts to identify and remedy any potential year 2000 exposures within its control, the largest risks are expected with utilities in the form of water and power which, to a significant extent, are beyond the immediate control of the Company. To date, the Company has not identified any suppliers who will not be year 2000 compliant; however, this analysis is still in process. If non-compliant vendors are identified, the Company intends to develop appropriate contingency plans.

     While the Company believes its planning efforts are adequate to address its year 2000 concerns, the year 2000 readiness of the Company's suppliers and business partners may lag behind the Company's efforts. Although the Company does not believe that the year 2000 matters discussed above will have a material impact on its business, financial condition and results of operations, it is uncertain as to what extent the Company may be affected by such matters.

MARKET RISK SENSITIVITY

     The Company uses financial instruments, including fixed and variable rate debt, as well as swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. The information below summarizes the Company's market risks associated with debt and interest rate swap obligations as of June 27, 1998. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                                                       EXPECTED MATURITY DATE BY FISCAL YEAR
                                                --------------------------------------------------------------------------------
                                                                                                   There-                  Fair
(In thousands)                                     1999      2000      2001     2002       2003     After    Total        Value
--------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt, variable rate                   $15,000   $26,629   $41,846  $71,266    $45,650   $49,452  $249,843    $249,843
     Average interest rate                        6.09%     6.03%     6.24%    6.46%      6.56%     6.69%     6.39%         -

Interest Rate Swaps, variable to fixed          $50,000  $100,000       -        -          -         -    $150,000    $148,755
     Average pay rate                             6.18%     6.24%       -        -          -         -         -           -
     Average receive rate                         6.09%     6.03%       -        -          -         -         -           -

      Statements in this document regarding ongoing trends and expectations constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, but are not limited to, those expectations related to the recent acquisition of assets from NLS; unforeseen operating risks; the availability of capital to finance planned growth; competition within the uniform leasing industry; and the effects of economic conditions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Following is a summary of the results of operations for each of the quarters within fiscal years ended June 27, 1998 and June 28, 1997. All amounts are in thousands, except per share data.

QUARTERLY FINANCIAL DATA
G&K SERVICES, INC. AND SUBSIDIARIES


                                               FIRST     SECOND    THIRD     FOURTH
-------------------------------------------------------------------------------------
1998
  Revenues                                     $118,426  $128,261  $127,471  $128,435
  Gross Profit                                   50,044    52,756    52,365    52,975
  Operating Income                               16,815    18,364    18,044    19,188
  Net Income                                      7,445     7,787     7,971     8,855
  Basic Earnings per Share                         0.37      0.38      0.39      0.43
  Diluted Earnings per Share                       0.36      0.38      0.39      0.43
  Basic and Diluted Dividends per Share          0.0175    0.0175    0.0175    0.0175
-------------------------------------------------------------------------------------
1997
  Revenues                                      $83,310   $87,438   $88,465   $91,701
  Gross Profit                                   37,247    38,689    39,609    39,360
  Operating Income                               12,681    13,329    13,119    13,582
  Net Income                                      6,951     7,186     7,369     7,496
  Basic and Diluted Earnings per Share             0.34      0.35      0.36      0.37
  Basic and Diluted Dividends per Share          0.0175    0.0175    0.0175    0.0175
-------------------------------------------------------------------------------------


Reference is hereby made to the Consolidated Financial Statements and Notes thereto appearing on pages F-1 through F-14 here of.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                       (THIS SPACE INTENTIONALLY LEFT BLANK)

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age  Title                                            Since
--------------------------------------------------------------------------------
Richard M. Fink      68   Chairman and Director                             1970
William Hope         65   Chief Executive Officer and Director              1973
Thomas Moberly       50   President and Chief Operating Officer             1993
Timothy W. Kuck      41   Chief Financial Officer, Treasurer and Secretary  1997
Martin S. Reader     42   Vice President of Marketing                       1993
Michael F. Woodard   41   Controller                                        1996
Bruce G. Allbright   70   Director                                          1985
Paul Baszucki        59   Director                                          1994
Wayne M. Fortun      50   Director                                          1994
Donald W. Goldfus    65   Director                                          1989
Bernard Sweet        75   Director                                          1975

RICHARD M. FINK has served as Chairman of the Board since 1981 and was Chief Executive Officer of the Company from 1981 to January 1997.

WILLIAM HOPE has served as Chief Executive Officer of the Company since January 1997. From 1993 to 1997, Mr. Hope also served as President and Chief Operating Officer of the Company. Prior thereto Mr. Hope was Vice President of the Company. He is also a director of Minntech Corporation.

THOMAS MOBERLY has served as President and Chief Operating Officer since September 1997 and became Executive Vice President in January 1997. From 1993 to 1997 Mr. Moberly served as a Executive Vice President. Mr. Moberly held various other management positions since joining the Company in 1974.

TIMOTHY W. KUCK joined the Company in May 1997 as Chief Financial Officer, Treasurer and Secretary. Mr. Kuck was President of EBP Life Insurance Company and Senior Vice President of First Health, both divisions of First Data Corporation, from 1995 to the time he joined the Company. From 1993 to 1995 he was Chief Financial Officer, Executive Vice President and Secretary for Employee Benefits Plan, Inc., the parent company of EBP Life Insurance Company.

MARTIN S. READER has served as Vice President of Marketing since January 1997. From November 1993 to 1997, Mr. Reader served as Director of Marketing. Prior to joining the Company, he was Vice President of Strategic Planning and Business Development for Automatic Data Processing, Inc.

MICHAEL F. WOODARD joined the Company in September 1996 as Controller. Mr. Woodard was Treasurer of Dataserv, Inc. from 1993 to the time he joined the Company.

BRUCE G. ALLBRIGHT has been a director of the Company since 1985. Retired since January 1990, he was formerly President of Dayton Hudson Corporation. Prior thereto, Mr. Allbright was Chairman and Chief Executive Officer of Target Stores, a division of Dayton Hudson Corporation. Mr. Allbright is a director of TCF Financial, Inc. and F.A., Hannaford Brothers Company.

PAUL BASZUCKI has been a director of the Company since 1994. He is Chairman of the Board of Directors of Norstan, Inc. Prior to May 1997, he was Chief Executive Officer of Norstan, Inc. Mr. Baszucki is also a director of Washington Scientific Industries, Inc.

WAYNE M. FORTUN has been a director of the Company since 1994. He is the President, Chief Executive Officer, Chief Operating Officer and a director of Hutchinson Technology, Inc. Mr. Fortun is also a director of Excelsior-Henderson Motorcycle Manufacturing Company.

DONALD W. GOLDFUS has been a director of the Company since 1989. He is the Chairman of the Board of Apogee Enterprises, Inc. Mr. Goldfus was Chief Executive Officer of Apogee Enterprises, Inc. from 1986 to January 1998.

BERNARD SWEET has been a director of the Company since 1975. Retired since 1985, he was formerly President and Chief Executive Officer of Republic Airlines, Inc. Mr. Sweet is a director of US Foodservice.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to information with respect to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to information with respect to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to information with respect to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.




                       (THIS SPACE INTENTIONALLY LEFT BLANK)

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a)       Reports filed on Form 8-K during the fourth quarter of fiscal year
          1998:

          A Form 8-K, Item 5. Other Events was filed on April 29, 1998.

          A Form 8-K, Item 2. Acquisition or Disposition of Assets was filed on May 14, 1998.

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

          2(c) Asset Purchase Agreement, dated as of April 25, 1998, by and among G&K Services Linen Co., G&K Services Co., G&K Services, Inc., and TTSI Services Acquisition Sub, Inc. and Tartan Textile Services, Inc. (incorporated herein by reference to the Registrant's Form 8-K filing dated May 14, 1998).

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

          10(a) Employment Agreement between the Registrant and Richard Fink dated January 6, 1987, (incorporated herein by reference to the Registrant's Registration No. 33-15456). **

          10(b) Stockholder Agreement by and among the Registrant, Richard Fink, William Hope, Stephen LaBelle, Daniel Nielsen, Phillip Oberg and Robert Stotts, dated June 14, 1985, (incorporated herein by reference to the Registrant's Schedule 13E-4 filing dated May 13, 1985).

          10(c) 1989 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant's definitive proxy statement for the 1989 Annual Meeting of Shareholders filed August 29, 1989).

          10(d) 1996 Director Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996). **

          10(e) Employment Agreement between Registrant and Thomas Moberly, dated February 20, 1990 (incorporated herein by reference to the Registrant's form 10-K filed, for the fiscal year ended July 3,
          1993). **

          10(f) Credit Agreement dated as of July 14, 1997 among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant's Form 8-K filing dated July 14, 1997).

          10(g) Employment Agreement between Registrant and Timothy W. Kuck dated May 12, 1997 (incorporated herein by reference to the Registrant's form 10-K filed, for the fiscal year ended June 28,
          1997). **

          22   Subsidiaries of G&K Services, Inc. *

          23   Consent of Independent Public Accountants *

          24   Power of Attorney dated as of August 27, 1998 *

          27   Financial Data Schedule (FOR SEC USE ONLY) *

FOOTNOTES:
       *  Filed herewith
      **  Compensatory plan or arrangement




                       (THIS SPACE INTENTIONALLY LEFT BLANK)

                                      SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 24, 1998          G&K SERVICES, INC.
                                   (Registrant)


                                   By:   /s/ William Hope
                                        -------------------------------------
                                        William Hope, Chief Executive Officer
                                        (Principal Executive Officer)




                       (THIS SPACE INTENTIONALLY LEFT BLANK)

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 24th day of September 1998, by the following persons in the capacity indicated:


  /s/ Richard M. Fink         Chairman of the Board and Director
-------------------------
Richard Fink

  /s/ William Hope            Chief Executive Officer and Director (Principal
-------------------------     Executive Officer)
William Hope

  /s/ Timothy W. Kuck         Chief Financial Officer, Treasurer and Secretary
-------------------------     (Principal Financial Officer)
Timothy W. Kuck

  /s/ Michael F. Woodard      Controller (Principal Accounting Officer)
-------------------------
Michael F. Woodard

         *                    Director
-------------------------
Bruce Allbright


         *                    Director
-------------------------
Donald Goldfus


         *                    Director
-------------------------
Bernard Sweet


         *                    Director
-------------------------
Wayne Fortun


         *                    Director
-------------------------
Paul Baszucki



* By  /s/ Richard M. Fink
    --------------------------
       Richard M. Fink
       Attorney-in-fact




                         (THIS SPACE INTENTIONALLY LEFT BLANK)

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income for the Fiscal Years Ended
          June 27, 1998, June 28, 1997 and June 29, 1996 . . . . . . .    F - 2

Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997. . .    F - 3

Consolidated Statements of Cash Flows for the Fiscal Years Ended
          June 27, 1998, June 28, 1997 and June 29, 1996 . . . . . . .    F - 4

Consolidated Statements of Stockholders' Equity for the Fiscal Years
          Ended June 27, 1998, June 28, 1997 and June 29, 1996 . . . .    F - 5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    F - 6

Report of Independent Public Accountants . . . . . . . . . . . . . . .    F - 14


CONSOLIDATED STATEMENTS OF INCOME
G & K SERVICES, INC. AND SUBSIDIARIES

                                                                          For the Fiscal Years Ended
                                                                -----------------------------------------
                                                                   June 27,       June 28,       June 29,
(In thousands, except per share data)                                  1998           1997           1996
---------------------------------------------------------------------------------------------------------
REVENUES
   Rental operations                                               $483,516       $334,042       $292,342
   Direct sales                                                      19,077         16,872         13,072
---------------------------------------------------------------------------------------------------------
      Total revenues                                                502,593        350,914        305,414
---------------------------------------------------------------------------------------------------------
EXPENSES
   Cost of rental operations                                        280,680        183,101        161,948
   Cost of direct sales                                              13,773         12,908          9,883
   Selling and administrative                                       100,136         80,235         67,934
   Depreciation                                                      26,365         19,734         17,906
   Amortization of intangibles                                        9,228          2,225          2,499
---------------------------------------------------------------------------------------------------------
      Total operating expenses                                      430,182        298,203        260,170
---------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                               72,411         52,711         45,244
   Interest expense                                                  21,848          6,846          7,964
   Other (income) expense, net                                       (2,184)        (2,034)            64
---------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           52,747         47,899         37,216
   Provision for income taxes                                        20,689         18,897         14,496
---------------------------------------------------------------------------------------------------------
NET INCOME                                                          $32,058        $29,002        $22,720
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
   Basic weighted average number of shares outstanding               20,380         20,323         20,284
BASIC EARNINGS PER COMMON SHARE                                       $1.57          $1.43          $1.12
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
   Diluted weighted average number of shares outstanding             20,454         20,426         20,394
DILUTED EARNINGS PER COMMON SHARE                                     $1.57          $1.42          $1.11
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                         June 27,       June 28,
ASSETS (In thousands, except share data)                     1998           1997
--------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                              $11,975         $6,986
   Accounts receivable, less allowance for doubtful
     accounts of $2,392 and $1,324                         56,933         41,831
   Inventories                                             77,210         59,799
   Prepaid expenses                                         7,295          4,512
--------------------------------------------------------------------------------
     Total current assets                                 153,413        113,128
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                    25,801         19,676
   Buildings and improvements                              89,683         68,683
   Machinery and equipment                                154,048        143,475
   Automobiles and trucks                                  36,531         27,434
   Less accumulated depreciation                         (118,378)      (109,547)
--------------------------------------------------------------------------------
     Total property, plant and equipment                  187,685        149,721
--------------------------------------------------------------------------------
OTHER ASSETS
   Goodwill, net                                          131,899         33,856
   Restrictive covenants and customer lists, net           42,310          6,016
   Other, principally retirement plan assets               16,535          9,244
--------------------------------------------------------------------------------
     Total other assets                                   190,744         49,116
--------------------------------------------------------------------------------
                                                         $531,842       $311,965
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                       $16,103        $13,304
   Accrued expenses
     Salaries and employee benefits                        18,077         11,556
     Other                                                 17,849         12,133
   Deferred income taxes                                   13,036         10,268
   Current maturities of long-term debt                    15,000         25,000
--------------------------------------------------------------------------------
     Total current liabilities                             80,065         72,261
LONG-TERM DEBT                                            234,843         54,284
DEFERRED INCOME TAXES                                       9,483          9,504
OTHER NONCURRENT LIABILITIES                                9,331          6,929
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)
STOCKHOLDERS' EQUITY
   Common stock, $.50 par
     Class A, 50,000,000 shares authorized, 19,011,952
      and 18,986,629 shares issued and outstanding          9,506          9,493
     Class B, 10,000,000 shares authorized, 1,474,996
      and 1,474,996 shares issued and outstanding             738            738
   Additional paid-in capital                              23,644         22,684
   Retained earnings                                      174,660        144,036
   Deferred compensation                                   (1,973)        (2,029)
   Unrealized gain on investments, net                        457            306
   Cumulative translation adjustment                       (8,912)        (6,241)
--------------------------------------------------------------------------------
     Total stockholders' equity                           198,120        168,987
--------------------------------------------------------------------------------
                                                         $531,842       $311,965
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G & K SERVICES, INC. AND SUBSIDIARIES


                                                               For the Fiscal Years Ended
                                                        ---------------------------------------
                                                         June 27,       June 28,       June 29,
(In thousands)                                               1998           1997           1996
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                             $32,058        $29,002        $22,720
   Adjustments to reconcile net income to net cash
      provided by operating activities-
      Depreciation and amortization                        35,593         21,959         20,405
      Deferred income taxes                                 2,747           (255)          (495)
      Changes in current operating items,
        exclusive of acquisitions-
        Inventories                                        (4,778)        (7,840)        (3,469)
        Accounts receivable and prepaid expenses           (8,585)        (5,648)        (4,903)
        Accounts payable and other accrued expenses        16,413          4,430          5,718
        Other, net                                          1,004          2,444          1,908
-----------------------------------------------------------------------------------------------
          Net cash provided by operating activities        74,452         44,092         41,884
-----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Property, plant and equipment additions, net           (37,398)       (35,536)       (36,237)
   Acquisition of business assets                        (283,361)        (3,679)          (595)
   Cash generated from assets held for sale                 7,693             -              -
   Net proceeds from sale of assets                        77,107          1,102             -
   Sales/maturities of investments                           (438)           207             30
-----------------------------------------------------------------------------------------------
          Net cash used for investing activities         (236,397)       (37,906)       (36,802)
-----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from debt financing                           376,246         13,335          7,552
   Repayments of debt financing                          (208,132)       (18,072)        (7,445)
   Cash dividends paid                                     (1,434)        (1,431)        (1,429)
   Sale of common stock                                       254             86             77
-----------------------------------------------------------------------------------------------
          Net cash provided by (used for) financing
            activities                                    166,934         (6,082)        (1,245)
-----------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                       4,989            104          3,837

CASH AND CASH EQUIVALENTS:
   Beginning of year                                        6,986          6,882          3,045
-----------------------------------------------------------------------------------------------
   End of year                                            $11,975         $6,986         $6,882
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for -
      Interest                                            $22,395        $10,066        $ 8,162
-----------------------------------------------------------------------------------------------
      Income taxes                                        $19,025        $17,094        $14,415
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G & K SERVICES, INC. AND SUBSIDIARIES

(In thousands, except share data)



                                         Common Stock
                             ----------------------------------------
                                    Class A            Class B
                             ----------------------------------------
                                                                                                         Unrealized
                                                                     Additional                            Gain on      Cumulative
                               Number              Number             Paid-In     Retained   Deferred    Investments,  Translation
                             of Shares   Amount  of Shares   Amount    Capital    Earnings Compensation      Net        Adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1995            18,543    $9,272     1,865     $933     $21,594    $95,174      ($2,366)          -        ($6,078)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                        -         -         -        -           -     22,720            -             -            -
   Cash dividend
     $.07 per share                  -         -         -        -           -     (1,429)           -             -            -
   Stock issued for employee
     benefit plans                  29        14         -        -         609          -         (460)            -            -
   B stock converted to
     A stock                       344       172      (344)    (172)          -          -            -             -            -
   Amortization of deferred
     compensation                    -         -         -        -           -          -          381             -            -
   Unrealized gain on
     investments, net                -         -         -        -           -          -            -           329            -
   Translation adjustment            -         -         -        -           -          -            -             -          283
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 29, 1996           18,916     9,458     1,521      761      22,203    116,465       (2,445)          329       (5,795)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                        -         -         -        -           -     29,002            -             -            -
   Cash dividend
     $.07 per share                  -         -         -        -           -     (1,431)           -             -            -
   Stock issued for employee
     benefit plans                  25        12         -        -         481          -         (299)            -            -
   B stock converted to
     A stock                        46        23       (46)     (23)          -          -            -             -            -
   Amortization of deferred
     compensation                    -         -         -        -           -          -          715             -            -
   Unrealized (loss) on
     investments, net                -         -         -        -           -          -            -           (23)           -
   Translation adjustment            -         -         -        -           -          -            -             -         (446)
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 28, 1997           18,987     9,493     1,475      738      22,684    144,036       (2,029)          306       (6,241)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                        -         -         -        -           -     32,058            -             -            -
   Cash dividend
     $.07 per share                  -         -         -        -           -     (1,434)           -             -            -
   Stock issued for employee
     benefit plans                  25        13         -        -         960          -         (468)            -            -
   Amortization of deferred
     compensation                    -         -         -        -           -          -          524             -            -
   Unrealized gain on
     investments, net                -         -         -        -           -          -            -           151            -
   Translation adjustment            -         -         -        -           -          -            -             -       (2,671)
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 27, 1998           19,012    $9,506     1,475     $738     $23,644   $174,660      ($1,973)         $457      ($8,912)
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data and share data.)

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

INVENTORIES
         New goods inventories are stated at the lower of first-in, first-out
(FIFO) cost or market. Rental merchandise in service is stated at cost less amortization, which is not in excess of market. The components of inventories as of June 27, 1998 and June 28, 1997 are as follows:

                                                          1998            1997
--------------------------------------------------------------------------------
New goods                                                $18,834         $16,328
Rental merchandise in service                             58,376          43,471
--------------------------------------------------------------------------------
                                                         $77,210         $59,799
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
         The Company provides for depreciation for financial reporting purposes over the estimated useful lives of property, plant and equipment as follows:

                                                                 Life
                                                               (Years)
--------------------------------------------------------------------------------
          Automobiles and trucks                               3 to 8
          Machinery and equipment                              3 to 10
          Buildings                                          20 to 33 1/3
          Building improvements                                  10
--------------------------------------------------------------------------------

         Costs of significant additions, renewals and betterments, including outside computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to expense when incurred.

INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
         The cost of acquisitions in excess of the fair value of the underlying net assets acquired (goodwill) is amortized over periods ranging from 8 to 40 years. Accumulated amortization of goodwill was $11,420 as of June 27, 1998 and $8,361 as of June 28, 1997. Restrictive covenants and acquired customer lists, stated at cost less accumulated amortization of $8,208 and $10,352 as of June 27, 1998 and June 28, 1997, are being amortized over the terms of the respective agreements and the estimated average life of an account, respectively.

RETIREMENT PLAN ASSETS
         Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.

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

PER SHARE DATA
         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," and as a result, all prior period earnings per share data have been restated. The adoption of SFAS No. 128 did not have a significant impact on previously reported earnings per share. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities (including nonvested restricted stock) using the treasury stock method.

                                                     For the Fiscal Years Ended
                                              ----------------------------------------
                                               June 27,       June 28,       June 29,
                                                1998            1997          1996
                                              ----------------------------------------
Weighted average number of
common shares outstanding used in
computation of basic earnings per share          20,380,000   20,323,000   20,284,000

Weighted average effect of
nonvested restricted stock grants, exercise of
options and other                                    74,000      103,000      110,000
                                              ----------------------------------------
Shares used in computation of
diluted earnings per share                       20,454,000   20,426,000   20,394,000
                                              ----------------------------------------
                                              ----------------------------------------



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

RECLASSIFICATIONS
         Certain prior period amounts have been reclassified to conform to the fiscal 1998 presentation. These reclassifications had no effect on net income or total stockholders' equity as previously reported.

RECENT ACCOUNTING PRONOUNCEMENTS
         SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997 and effective for fiscal years beginning after December 15, 1997, requires the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or

Obtained for Internal Use" (SOP 98-1), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company believes that the adoption of SOP 98-1 will not have a material impact on its financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is in the process of quantifying the impact of SFAS No. 133 on the consolidated financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

2 ACQUISITION OF CERTAIN NATIONAL LINEN SERVICE ASSETS

         On July 14, 1997, the Company purchased the uniform rental assets and selected linen rental assets of National Linen Service (NLS) for approximately $283,400 in cash. The acquisition was accounted for using the purchase method and the purchase price was allocated to the acquired assets and assumed liabilities based on the fair values of the assets purchased and the liabilities assumed. The purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $160,600, which was assigned to restrictive covenants ($1,100) to be amortized over the contract life of five years, purchased customer list ($41,600) to be amortized over eleven years and goodwill ($117,900) to be amortized over thirty-five years.

         In connection with the asset purchase from NLS, nine linen rental facilities purchased were identified as assets held for sale. The net cash flows from (i) operations of these facilities from the date of acquisition until the date of sale (holding period, not to exceed one year), (ii) interest on incremental debt incurred during the holding period to finance the purchase of these facilities, and (iii) proceeds from the sale were considered in the allocation of the purchase price to the acquired assets and liabilities. Accordingly, earnings or losses from these nine facilities have been excluded from the consolidated statement of income. For fiscal 1998, losses excluded from the Company's consolidated statement of income totaled $659, including allocated interest expense of $3,538.

         During fiscal 1998, the Company sold selected linen assets and uniform rental assets for approximately $76,700 in cash. This sale included assets classified as assets held for sale having a book value of approximately $55,300 and other operating assets acquired from NLS having a book value of approximately $21,000. Proceeds from the sale were used to reduce the Company's outstanding bank debt. This transaction completes the sale of eight of the nine linen facilities acquired from NLS that were held for sale.

         The following unaudited pro forma condensed results of operations for the years ended June 27, 1998 and June 28, 1997 have been prepared as if the NLS transaction occurred on June 29, 1997 and June 30, 1996, respectively:

                                                           1998           1997
--------------------------------------------------------------------------------
Revenues                                                $507,767        $472,494

Income from operations                                    72,866          63,159

Net income                                                32,015          27,010

Basic earnings per common share                          $  1.57         $  1.33

Diluted earnings per common share                        $  1.57         $  1.32

         This financial information does not purport to represent results that would actually have been obtained if the asset acquisition had been in effect on June 29, 1997 and June 30, 1996 or any future results which may in fact be realized.

3 LONG-TERM DEBT

Debt as of June 27, 1998 and June 28, 1997 includes the following:

                                                                1998       1997
---------------------------------------------------------------------------------
Borrowings under term loan and revolving credit facility
  at rates ranging from 6.41% to 7.25% at June 27, 1998        $249,843   $  --
Borrowings under revolving credit agreements with interest
  approximating LIBOR and Canadian prime rate, unsecured
  (4.75% to 6.5% at June 28, 1997), repaid during 1998            --       54,284
Senior notes payable to insurance company at rates ranging
  from 8.46% to 10.62%, repaid during 1998                        --       25,000
---------------------------------------------------------------------------------
                                                                249,843    79,284
Less current maturities                                         (15,000)  (25,000)
---------------------------------------------------------------------------------
Total long-term debt                                           $234,843   $54,284
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

         The Company maintains a $425,000 term loan and revolving credit facility. The credit facility includes (i) a $300,000 term loan facility with maturities for years subsequent to June 27, 1998 of $15,000, $26,629, $41,846, $45,650, $45,650 and $49,452 thereafter, and (ii) a $125,000 revolving credit facility expiring on June 30, 2002. As of June 27, 1998, borrowings outstanding under the term loan were $224,227 and borrowings under the revolving credit facility were $25,616. The unused portion of the revolver may be used for working capital and to provide up to $10,000 in letters of credit.

         Borrowings under the term loan and revolving credit facility bear interest at 0.5% to 1.125% over the rate offered to major banks in the London Interbank Eurodollar market (Eurodollar Rate), or Canadian Prime for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 27, 1998 bear interest at the Eurodollar Rate or Canadian Prime Rate plus 0.75%. The Company also pays a fee of 0.15% to 0.35% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis. The fee as of June 27, 1998 was 0.25%.

         On September 27, 1997, the Company entered into interest rate swap agreements with certain lenders. The Company entered into an agreement for the notional principal amount of $100,000 through September 12, 2000, that effectively fixed the interest rate on floating rate debt at a rate of 6.24%. The Company also entered into an agreement for the notional principal amount of $50,000 through September 12, 1999, that effectively fixed the interest rate on floating rate debt at a rate of 6.065%, unless the Eurodollar Rate increases by more than 25 basis points within any one quarter, in which case the Company retains the risk of any increase of rates over 25 basis points. If these swap agreements were to be terminated as of June 27, 1998, the Company would have incurred a loss on the contracts of $1,245.

         The credit facility contains various restrictive covenants that among other matters require the Company to maintain a minimum earnings before interest, taxes, depreciation and amortization (EBITDA), minimum debt service coverage ratio, minimum stockholders' equity and maximum leverage ratio, all as defined. The credit agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. The Company's obligations under the credit facility are collateralized by an interest in the Company's personal property, 100% of the stock of G&K Services, Co. and other domestic subsidiaries and 65% of the stock of the Company's Canadian subsidiaries. As of June 27, 1998, the Company was in compliance with all debt covenants.

         The fair value of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of June 27, 1998 and June 28, 1997.

4 STOCKHOLDERS' EQUITY

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

STOCK AWARD PLANS
         The Company maintains a 1989 Stock Option and Compensation Plan
(the Employee Plan) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. The Company records compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. A maximum of 2,400,014 stock awards can be granted under this plan; 1,948,636 awards were available for grant as of June 27, 1998.

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

         The following schedule summarizes activity in the plans:

                                        Stock Options
                                 ------------------------
                                  Employee   Directors'  Restricted    Grant
                                   Plan         Plan       Stock       Price
--------------------------------------------------------------------------------
Outstanding at July 1, 1995      47,691        --      286,741    $7.17 - 16.50
      Granted                     1,939        --       24,444            25.75
      Exercised                  (6,841)       --         --       8.92 - 16.50
      Canceled                     --          --       (2,646)           17.00
--------------------------------------------------------------------------------

Outstanding at June 29, 1996     42,789        --      308,539     7.17 - 25.75
      Granted                    29,330      15,000     20,566    30.33 - 37.00
      Exercised                  (6,264)       --         --      11.17 - 16.50
      Canceled                   (5,504)       --       (6,051)           11.17
--------------------------------------------------------------------------------

Outstanding at June 28, 1997     60,351      15,000    323,054     7.17 - 37.00
      Granted                    24,651       5,000     21,403    32.00 - 41.88
      Exercised                 (11,917)       --         --       7.17 - 37.00
      Canceled                   (4,632)       --      (14,554)           37.00
--------------------------------------------------------------------------------

Outstanding at June 27, 1998     68,453      20,000    329,903   $11.33 - 41.88
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Exercisable at June 27, 1998     11,947       5,000       --     $11.33 - 37.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of income except for shares issued under the Restricted Stock Plan. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common share would have been adjusted to the following pro forma amounts:

                                                           Fiscal Years
--------------------------------------------------------------------------------------
                                                    1998          1997         1996
--------------------------------------------------------------------------------------
Net income:
     As reported                                 $   32,058   $   29,002   $   22,720
     Pro forma                                       31,954       28,987       22,718
Basic net income per share:
     As reported                                 $     1.57   $     1.43   $     1.12
     Pro forma                                         1.57         1.43         1.12
Diluted net income per share:
     As reported                                 $     1.57   $     1.42   $     1.11
     Pro forma                                         1.56         1.42         1.11

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1998, 1997 and 1996 was $17.61, $14.80 and $10.89, respectively. The weighted average exercise price was $41.88, $33.53 and $25.75, respectively.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 5.68% for 1998, 6.42% for 1997 and 5.55% for 1996; expected dividends of $.07 per share; expected lives of seven years for 1998, 1997 and 1996; and expected volatility of 27.53% for 1998 grants, 28.13% for 1997 grants and 29.17% for 1996 grants.

5 INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                         Fiscal Years
-------------------------------------------------------------------------------------
                                                     1998          1997       1996
-------------------------------------------------------------------------------------
Current:
     Federal                                     $   11,261   $   12,989   $   12,671
     State and local                                  1,211        1,608        1,576
     Foreign                                          5,470        4,555        1,348
-------------------------------------------------------------------------------------
                                                     17,942       19,152       15,595
Deferred                                              2,747         (255)      (1,099)
-------------------------------------------------------------------------------------
                                                 $   20,689   $   18,897   $   14,496
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

         The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

                                                         Fiscal Years
-------------------------------------------------------------------------------------
                                                     1998          1997       1996
-------------------------------------------------------------------------------------
Federal taxes at the statutory
    rate                                         $   18,462   $   16,764   $   13,027
State taxes, net of federal
    tax benefit                                         988        1,072          924
Foreign taxes                                           884           98          252
Permanent differences
    and other, net                                      355          963          293
-------------------------------------------------------------------------------------
Total provision                                  $   20,689   $   18,897   $   14,496
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Effective rate                                         39.2%        39.5%        39.0%
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

         Significant components of the Company's deferred tax assets and deferred tax liabilities as of June 27, 1998 and June 28, 1997 are as follows:

                                                          1998            1997
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Inventory amortization differences                 $(17,666)       $(13,037)
     Depreciation and property basis differences          (7,222)         (6,840)
     Other                                                (5,735)         (6,710)
--------------------------------------------------------------------------------
          Total deferred tax liabilities                 (30,623)        (26,587)
Deferred tax assets:
     Accruals, reserves and other                          8,104           6,815
--------------------------------------------------------------------------------
Net deferred tax liability                              $(22,519)       $(19,772)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

6 EMPLOYEE BENEFIT PLANS

PENSION PLAN
         The Company has a noncontributory pension plan (the Plan) covering substantially all employees, except certain employees who are covered by union administered plans. Benefits are based on number of years of service and each employee's compensation near retirement. The Company makes annual contributions to the Plan consistent with federal funding requirements.

         The net pension cost in 1998, 1997 and 1996 includes the following components:

                                                       1998       1997         1996
-------------------------------------------------------------------------------------
Service cost - benefits earned
     during the period                           $    1,287   $    1,117   $      952
Interest cost on projected
     benefit obligation                               1,154        1,018          887
Actual return on assets                              (2,629)      (2,234)      (1,241)
Amortization of unrecognized
     net gain                                           916          721         (121)
-------------------------------------------------------------------------------------
Net pension cost                                 $      728   $      622   $      477
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

         The funded status of the Plan at June 27, 1998 and June 28, 1997, was as follows:

                                                          1998             1997
--------------------------------------------------------------------------------
Actuarial present value of:
     Vested benefit obligation                           $10,791         $ 8,476
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Accumulated benefit obligation                      $11,460         $ 8,966
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Projected benefit obligation                        $18,967         $14,572
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Plan assets at fair value                                $19,534         $17,270
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Assets in excess of projected
     benefit obligation                                  $   568         $ 2,698
Unrecognized transition net asset                           (267)           (400)
Unrecognized net gain                                     (2,036)         (3,358)
Unrecognized prior service cost                              582             635
--------------------------------------------------------------------------------
Accrued pension cost at year-end                         $(1,153)        $  (425)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         The projected benefit obligation was determined using an assumed discount rate of 7.25% and an assumed long-term rate of compensation increase of 5%. The assumed long-term rate of return on Plan assets is 9%. Plan assets consist primarily of common stocks and U.S. Government and corporate obligations.

UNION PENSION PLANS
         Certain employees of the Company are covered by union sponsored, collectively bargained, multiemployer pension plans (Union Plans). The Company contributed and charged to expense $587 in 1998, $424 in 1997 and $328 in 1996 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(k) PLAN
         All full-time non-union employees are eligible to participate in a 401(k) plan after one year of service. The Company matches a portion of the employee's salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a seven-year employment period, were $466 in 1998, $394 in 1997 and $385 in 1996.

EXECUTIVE RETIREMENT PLANS
         The Company has a nonqualified Supplemental Executive Retirement Plan
(SERP) and a nonqualified Executive Deferred Compensation Plan (DEFCO) to provide designated executives and professional employees with retirement, death and disability benefits.

         Annual benefits under the SERP are based on years of service and individual compensation near retirement. Expense under the SERP was $563 in 1998, $564 in 1997 and $600 in 1996. The accumulated benefit obligation of $3,781 as of June 27, 1998 and $2,951 as of June 28, 1997, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts as of June 27, 1998 and June 28, 1997 was $3,012 and $2,522, respectively, and is included in other assets in the accompanying consolidated balance sheets.

         Under the DEFCO plan, the Company matches a portion of the employees' contributions and provides a guaranteed investment return that is adjusted annually. The Company's matching contributions under the DEFCO plan were $240 in 1998, $216 in 1997 and $200 in 1996. The accumulated benefit obligation of $5,504 as of June 27, 1998 and $3,906 as of June 28, 1997, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, which may be used to fund the retirement benefits. The investments had an aggregate market value of $5,492 as of June 27, 1998 and $4,213 as of June 28, 1997, and are included in other assets in the accompanying consolidated balance sheets at these values.

7 COMMITMENTS AND CONTINGENCIES

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

LEASES
         The Company has noncancellable operating lease commitments for certain production and other equipment and delivery facilities that expire on various dates through 2003. Minimum annual rental commitments at June 27, 1998 for the fiscal years 1999 through 2003 and thereafter are $2,602, $2,243, $1,904, $1,609, $991 and $359. In accordance with the terms of the lease agreements, the Company is required to pay real estate taxes and maintenance costs. Total lease expense was $5,337 in 1998, $4,234 in 1997 and $3,565 in 1996.

8 GEOGRAPHIC INFORMATION

Geographic financial information is as follows:

                                                  United
                                                  States      Canada     Total
--------------------------------------------------------------------------------
1998:
             Revenues                             $441,421   $ 61,172   $502,593
             Income from operations                 56,892     15,519     72,411
             Total assets                          458,096     73,746    531,842
             Capital expenditures                   31,589      5,809     37,398
             Depreciation and amortization
                expense                             31,552      4,041     35,593
1997:
             Revenues                             $292,407   $ 58,507   $350,914
             Income from operations                 40,592     12,119     52,711
             Total assets                          234,798     77,167    311,965
             Capital expenditures                   33,732      1,804     35,536
             Depreciation and amortization
                expense                             17,639      4,320     21,959
1996:
             Revenues                             $252,659   $ 52,755   $305,414
             Income from operations                 37,532      7,712     45,244
             Total assets                          201,174     81,346    282,520
             Capital expenditures                   29,207      7,030     36,237
             Depreciation and amortization
                expense                             16,231      4,174     20,405
--------------------------------------------------------------------------------

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO G&K SERVICES, INC.:

         We have audited the accompanying consolidated balance sheets of G&K SERVICES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of June 27, 1998 and June 28, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. and Subsidiaries as of June 27, 1998, and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  August 21, 1998

                      (THIS SPACE INTENTIONALLY LEFT BLANK)