Form 10-Q
period 1998-09-30
G&K SERVICES INC
filed 1998-11-10
CIK 39648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 26, 1998 Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                              41-0449530
-------------------------------                             -------------------
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

                           YES  X                    NO
                               ---                      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS A                               Outstanding November 5, 1998
Common Stock, par value $.50 per share                       19,020,035

             CLASS B                                Outstanding November 5, 1998
Common Stock, par value $.50 per share                        1,474,996

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                                September 26,
                                                                     1998             June 27,
ASSETS                      (In thousands, except share data)    (Unaudited)            1998
----------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                      $  17,316           $  11,975
  Accounts receivable, less allowance for doubtful
    accounts of $3,651 and $2,392                                   56,979              56,933
  Inventories                                                       78,106              77,210
  Prepaid expenses                                                   7,650               7,295
----------------------------------------------------------------------------------------------
    Total current assets                                           160,051             153,413
----------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Land                                                              25,726              25,801
  Buildings and improvements                                        89,791              89,683
  Machinery and equipment                                          166,608             154,048
  Automobiles and trucks                                            36,665              36,531
  Less accumulated depreciation                                   (124,740)           (118,378)
----------------------------------------------------------------------------------------------
    Total property, plant and equipment                            194,050             187,685
----------------------------------------------------------------------------------------------
OTHER ASSETS
  Goodwill, net                                                    130,944             131,899
  Restrictive covenants and customer lists, net                     41,145              42,310
  Other, principally retirement plan assets                         13,000              16,535
----------------------------------------------------------------------------------------------
    Total other assets                                             185,089             190,744
----------------------------------------------------------------------------------------------
                                                                 $ 539,190           $ 531,842
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $  23,832           $  16,103
  Accrued expenses
    Salaries and employee benefits                                  18,473              18,077
    Other                                                           18,731              17,849
  Deferred income taxes                                             12,951              13,036
  Current maturities of long-term debt                              20,000              15,000
----------------------------------------------------------------------------------------------
    Total current liabilities                                       93,987              80,065
LONG-TERM DEBT, LESS CURRENT MATURITIES                            222,382             234,843
DEFERRED INCOME TAXES                                                9,188               9,483
OTHER NONCURRENT LIABILITIES                                         9,214               9,331
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par
    Class A, 50,000,000 shares authorized, 19,019,035
      and 19,011,952 shares issued and outstanding                   9,510               9,506
    Class B, 10,000,000 shares authorized, 1,474,996
       and 1,474,996 shares issued and outstanding                     738                 738
  Additional paid-in capital                                        23,668              23,644
  Retained earnings                                                182,991             174,660
  Deferred compensation                                             (1,851)             (1,973)
  Accumulated other comprehensive income                           (10,637)             (8,455)
----------------------------------------------------------------------------------------------
    Total stockholders' equity                                     204,419             198,120
----------------------------------------------------------------------------------------------
                                                                 $ 539,190           $ 531,842
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
G & K SERVICES, INC. AND SUBSIDIARIES

                                                  FOR THE THREE MONTHS ENDED
                                               ---------------------------------
                                               SEPTEMBER 26,       SEPTEMBER 27,
      (IN THOUSANDS, EXCEPT PER SHARE DATA)         1998                1997
------------------------------------------------------------------------------
REVENUES
  Rental operations                              $ 122,813           $ 114,728
  Direct sales                                       3,310               3,698
------------------------------------------------------------------------------
    Total revenues                                 126,123             118,426
------------------------------------------------------------------------------
EXPENSES
  Cost of rental operations                         69,056              65,705
  Cost of direct sales                               2,222               2,677
  Selling and administrative                        27,336              24,896
  Depreciation                                       6,559               5,860
  Amortization of intangibles                        2,143               2,473
------------------------------------------------------------------------------
    Total operating expenses                       107,316             101,611
------------------------------------------------------------------------------
INCOME FROM OPERATIONS                              18,807              16,815
  Interest expense                                   4,730               4,767
  Other income, net                                   (321)               (209)
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                          14,398              12,257
  Provision for income taxes                         5,708               4,812
------------------------------------------------------------------------------
NET INCOME                                       $   8,690           $   7,445
------------------------------------------------------------------------------
  Basic weighted average number
    of shares outstanding                           20,390              20,366
BASIC EARNINGS PER COMMON SHARE                  $    0.43           $    0.37
------------------------------------------------------------------------------
  Diluted weighted average number
    of shares outstanding                           20,494              20,445

DILUTED EARNINGS PER COMMON SHARE                $    0.42           $    0.36
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                                       FOR THE THREE MONTHS ENDED
                                                                    ---------------------------------
                                                                    SEPTEMBER 26,       SEPTEMBER 27,
   (IN THOUSANDS)                                                       1998                1997
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net Income                                                           $   8,690           $   7,445
  Adjustments to reconcile net income to net cash
    provided by operating activities-
    Depreciation and amortization                                          8,703               8,333
    Deferred income taxes                                                   (381)                (37)
    Changes in current operating items-
      Inventories                                                           (878)             (1,778)
      Accounts receivable and prepaid expenses                              (407)             (8,995)
      Accounts payable and other current liabilities                       9,918              10,858
      Other, net                                                             (95)               (630)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 25,550              15,196
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Property, plant and equipment additions, net                           (12,464)             (8,323)
  Business acquisitions                                                     (155)           (279,738)
  Purchase of investments                                                   (159)               (193)
-----------------------------------------------------------------------------------------------------
Net cash used for investing activities                                   (12,778)           (288,254)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from debt financing                                             1,982             355,843
  Repayments on line of credit and other long-term debt, net              (9,054)            (86,000)
  Cash dividends paid                                                       (359)               (358)
  Sale of common stock                                                         -                   2
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                       (7,431)            269,487
-----------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,341              (3,571)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                        11,975               6,986
-----------------------------------------------------------------------------------------------------
  End of year                                                           $  17,316           $   3,415
-----------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for -
    Interest                                                            $   4,261           $   4,250
-----------------------------------------------------------------------------------------------------
    Income Taxes                                                        $   6,032           $   7,245
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                       G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data.)
       Three month period ended September 26, 1998 and September 27, 1997
                                   (Unaudited)

          The consolidated financial statements included herein, except for the June 27, 1998, balance sheet which was extracted from the audited financial statements of June 27, 1998, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 26, 1998, and June 27, 1998, and the results of operations and the changes in financial position for the three months ended September 26, 1998 and September 27, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

          The results of operations for the three month period ended September 26, 1998, and September 27, 1997, are not necessarily indicative of the results to be expected for the full year.

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

                                                       THREE MONTHS ENDED
                                                  ------------------------------
                                                  SEPTEMBER 26,    SEPTEMBER 27,
                                                      1998             1997
                                                  ------------------------------
          Weighted average number of common
          shares outstanding                          20,390          20,366
                                                  ------------------------------
          Shares used in computation of
          basic earnings per share                    20,390          20,366

          Weighted average effect of
          non-vested restricted stock grants              63              42

          Weighted average common shares
          issuable upon the exercise of
          stock options                                   41              37
                                                  ------------------------------
          Shares used in computation of
          diluted earnings per share                  20,494          20,445
                                                  ------------------------------
                                                  ------------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS
          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will be effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.

     RECLASSIFICATIONS
          Certain prior period amounts have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on net income or total stockholders' equity as previously reported.

2.   ACQUISITION OF CERTAIN NATIONAL LINEN SERVICE ASSETS

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

          In connection with the asset purchase from NLS, nine linen rental facilities purchased were identified as assets held for sale. The net cash flows from (i) operations of these facilities from the date of acquisition until the date of sale (holding period, not to exceed one year), (ii) interest on incremental debt incurred during the holding period to finance the purchase of these facilities, and (iii) proceeds from the sale were considered in the allocation of the purchase price to the acquired assets and liabilities. Accordingly, earnings or losses from these nine facilities have been excluded from the consolidated statement of income. For the period ended September 27, 1997, earnings excluded from the Company's consolidated statement of income totaled $447, including allocated interest expense of $976.

          The pro forma results of operations for the periods ended September 26, 1998 and September 27, 1997 are not materially different from the actual results of operations.

3.   COMPREHENSIVE INCOME

          In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the Company to report and display comprehensive income and its components. For the three month periods ended September 26, 1998 and September 27, 1997, the components of comprehensive income were as follows:

                                                                      THREE MONTHS ENDED
                                                                        (IN THOUSANDS)
                                                                ------------------------------
                                                                SEPTEMBER 26,    SEPTEMBER 27,
                                                                   1998             1997
                                                                ------------------------------
          Net income                                             $ 8,690           $ 7,445
          Other comprehensive income, net of tax
               Foreign currency translation adjustments           (1,918)             (355)
               Unrealized gain (loss) on
               investments held for sale                            (264)              285
                                                                ------------------------------
          Comprehensive income                                   $ 6,508           $ 7,375
                                                                ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the three month periods ended September 26, 1998 and September 27, 1997, and the percentage changes in these income and expense items between periods are contained in the following table:

                                                   PERCENTAGE OF NET SALES                    PERCENTAGE
                                                      THREE MONTHS ENDED                        CHANGE
                                        -----------------------------------------------------------------------
                                                                                             FY Q1 1999 vs. FY
                                           September 26, 1998       September 27, 1997            Q1 1998
                                        -----------------------------------------------------------------------
Revenues:
  Rental                                          97.4%                   96.9%                      7.0%
  Direct                                           2.6                     3.1                     (10.5)
                                        ----------------------------------------------
    Total Revenues                               100.0                   100.0                       6.5

Expenses:
  Cost of Rental Sales                            56.2                    57.3                       5.1
  Cost of Direct Sales                            67.1                    72.4                     (17.0)
                                        ----------------------------------------------
    Total Cost of Sales                           56.5                    57.7                       4.3

    Selling and Administrative                    21.7                    21.0                       9.8
    Depreciation                                   5.2                     5.0                      11.9
    Amortization of Intangibles                    1.7                     2.1                     (13.3)
                                        ----------------------------------------------
Income from Operations                            14.9                    14.2                      11.8

Interest Expense                                   3.8                     4.0                      (0.8)
Other (Income) Expense, net                       (0.3)                   (0.2)                     53.6
                                        ----------------------------------------------
Income Before Income Taxes                        11.4                    10.4                      17.5
Provision for Income Taxes                         4.5                     4.1                      18.6
                                        ----------------------------------------------
Net Income                                         6.9%                    6.3%                     16.7
                                        ----------------------------------------------
                                        ----------------------------------------------

     Total revenues for the first quarter of fiscal 1999 increased 6.5% to $126.1 million from $118.4 million in the first quarter of fiscal 1998. The first quarter of fiscal 1998 included only eleven weeks of revenues from assets acquired from NLS on July 14, 1997, including three industrial locations that were later sold in the fourth quarter of fiscal 1998. Adjusting for these two transactions, total revenue growth for the first quarter of fiscal 1999 was 5.0%.

     Rental revenue growth for the first quarter accounted for $8.1 million, or a 7.0% increase. U.S. and Canadian rental revenues increased 5.9% (adjusted for the NLS asset purchase and the sale of industrial plants) and 2.1%, respectively. The growth in rental revenue, which is below historical growth patterns, was influenced by several factors, including lower growth rates in the southeastern part of the U.S. that were impacted by continuing NLS acquisition integration activities, a sharp downturn in the semi-conductor industry and an accelerated decline in the value of the Canadian dollar.

     Total direct sales to outside customers decreased 10.5% to $3.3 million for the first quarter of fiscal 1999 compared to $3.7 million in the same period of fiscal 1998. This decrease is primarily the result of shifting garment manufacturing capacity from sales to external customers to internal use by the Company for rental customers. Cost of direct sales, as a percentage of direct sales, decreased to 67.1% from 72.4% in the same period of fiscal 1998.

     Cost of rental operations increased 5.1% to $69.1 million for the first quarter of fiscal 1999 from $65.7 million in the same period of fiscal 1998. As a percentage of rental revenues, these costs decreased to 56.2% for the first quarter of fiscal 1999 from 57.3% in the same period of fiscal 1998. The Company attributes this decrease as a percent of revenue to improvements in all components of rental operations (merchandise, production and delivery costs), primarily at locations acquired in the NLS transaction.

     Selling and administrative expenses increased 9.8% to $27.3 million in the first quarter of fiscal 1999 from $24.9 million in the same period of fiscal 1998. As a percentage of revenues, selling and administrative expenses increased to 21.7% in the first quarter of fiscal 1999 from 21.0% in the same period of fiscal 1998. The increase as a percent of revenue is due to several factors, including higher selling expenses in the locations acquired in fiscal 1998, increased information technology costs, expenses associated with Year 2000 solutions and other corporate initiatives.

     Depreciation expense increased 11.9% to $6.6 million in the first quarter of fiscal 1999 from $5.9 million in the same period of fiscal 1998. As a percentage of revenues, depreciation expense increased to 5.2% in the first quarter of fiscal 1999 from 5.0% in the same period of 1998. This increase is primarily the result of continued investment in locations acquired in fiscal 1998 and the construction of new locations. Capital expenditures, excluding acquisition of businesses, was $12.5 million in the first quarter of fiscal 1999 compared to $8.3 million in the prior year's quarter.

     Amortization expense decreased 13.3% to $2.1 million in the first quarter of fiscal 1999 from $2.5 million in the first quarter of fiscal 1998. This decrease is attributable to the sale of eleven linen and industrial facilities and the related intangible assets during the third and fourth quarters of fiscal 1998.

     Income from operations increased 11.8% to $18.8 million in the first quarter of fiscal 1999 from $16.8 million in the same period of fiscal 1998. Operating margins increased to 14.9% in fiscal 1999 from 14.2% in fiscal 1998. U.S. operating margins increased to 13.3% in fiscal 1999 from 12.7% in the same period of fiscal 1998.

     Interest expense was $4.7 million for the first quarter of fiscal 1999, down from $4.8 million in the same period of fiscal 1998. The Company's effective tax rate increased to 39.6% in the first quarter of fiscal 1999 from 39.3% in the same period of fiscal 1998.

     Net income rose 16.7% to $8.7 million in the first quarter of fiscal 1999 from $7.4 million in the same period of fiscal 1998. Basic and diluted earnings per share for the first quarter of fiscal 1999 were $.43 per share and $.42 per share, respectively, compared to $.37 and $.36, respectively, for the prior year quarter. Net income margins increased to 6.9% for the first quarter of fiscal 1999 compared with 6.3% in the first quarter of fiscal 1998.

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities was $25.6 million in the first quarter of fiscal 1999 and $15.2 million in the same period of fiscal 1998. The fiscal 1999 increase resulted from increases in net income and accounts payable when compared to the first quarter of 1998, which included the impact of the NLS asset acquisition. Working capital at September 26, 1998 was $66.1 million, down 9.9% from $73.3 million at June 27, 1998.

     Cash used for financing activities was $7.4 million in the first quarter of fiscal 1999 and cash provided by financing activities was $269.5 million in the same period of fiscal 1998. $355.8 million of cash was obtained by issuing debt primarily for the acquisition of selected assets of NLS in the first quarter of fiscal 1998. The Company's ratio of debt to total capitalization decreased to 54.2% at the end of the first quarter of fiscal 1999 from 55.8% at June 27, 1998.

     Cash used in investing activities was $12.8 million in the first quarter of fiscal 1999 and $288.3 million in the first quarter of fiscal 1998. The decrease is primarily due to the acquisition of the NLS assets in the first quarter of fiscal 1998.

     Stockholders' equity grew 3.2% to $204.4 million at September 26, 1998, compared with $198.1 million at the end of fiscal 1998. G&K's return on average equity remained at 4.3% for the first quarters of both fiscal 1999 and fiscal 1998.

     Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

YEAR 2000 COMPLIANCE

     The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its U.S. and Canadian operations that will be affected by the date change in the year 2000. The Company began an extensive review of its business in January, 1998, to determine whether or not its IT and non-IT systems and assets were year 2000 compliant, as well as the remedial action and related costs associated with required modifications or replacements. The Company's goal is to ensure current business operations will continue to function accurately with minimal disruption through the millennium change. The Company has also had discussions with its significant suppliers to determine the readiness of those suppliers to correct year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those suppliers not succeed to properly remedy their computer systems. The Company believes that its actions with key suppliers will minimize these risks. The scope of the year 2000 readiness effort includes (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as micro controllers contained in various equipment, safety systems, facilities and utilities and (iii) readiness of key third-party suppliers. If needed modifications and conversions are not made on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. The Company hopes to achieve these objectives by committing resources and leveraging previous investments in existing technologies.

     The Company has a documented process through which all IT and non-IT systems and assets are being reviewed with reference to year 2000 date issues. This methodology takes each system and asset through the following lifecycle:

     -    Awareness - Educate employees about year 2000 issues.
     - Assessment - Conduct an inventory and impact analysis of the business, operations, and systems. Identify priorities and plan.
     - Analysis - Analyze the asset(s) to determine the tasks, resources and duration required to ensure compliance.
     - Contingency Planning - Identify alternative solutions to the recommended solution.
     -    Conversion - Renovation plan is finalized, approved and implemented.
     - Testing - Approved validation plans are implemented and testing occurs.
     - Rollout - Implementation plan is approved, and tested compliance solution is fully implemented into production.

     The Company's key systems and assets are as follows:
     - Financial systems software - SAP financial systems were implemented and operational as of June 28, 1998. The Company will be completing year 2000 testing of this system by January 1, 1999.
     - Revenue recognition system - Renovation of this internally developed system is completed. Testing is in process and rollout will be completed by March 31, 1999.
     - Other IT software, hardware and communications - Other vendor software and G&K applications have been assessed and are currently being renovated and tested. Expected completion date is March 31, 1999, for all IT systems and assets, except for vendor supplied solutions, which have an anticipated completion date of July 1, 1999.
     - Non-IT plant and related equipment - The Company has completed the assessment phase. Anticipated completion date for all non-IT systems and assets is March 31, 1999.
     - Business processes and procedures - All process flows are being analyzed for risk with appropriate contingency plans put into place. The anticipated completion date is March 31, 1999.

     - Third Parties - The Company's supply chain is being assessed to ensure all significant vendors will have the ability to meet the Company's needs. This assessment and contingency planning will be completed by December 31, 1998. Currently, no disclosures of non-compliant suppliers have been discovered.

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

     The Company is implementing solutions and began to incur expenses during fiscal 1998 to resolve the year 2000 issue. These expenses will continue through the year 2000. Maintenance or modification costs are expensed as incurred, while costs of any new software and equipment are being capitalized over the asset's useful life, consistent with the Company's financial policies. The Company has spent approximately $2.6 million related to the year 2000 analysis; $1.7 million of these costs were capitalized. The Company has budgeted $7.3 million of total expenditures for the year 2000 compliance activities, of which $4.1 million will be capitalized, although there can be no assurance that year 2000 related expenditures will not be materially higher. The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems are based upon assumptions regarding future events, including the continued availability of certain resources, year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for year 2000 compliance. These developments include, but are not limited to (i) the availability and cost of personnel trained in this area,
(ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the year 2000 compliance success that key suppliers attain.

     Contingency plans are being developed and implemented where the level of risk has been determined to be unsatisfactory. The Company is using a weighted system to evaluate and determine this level of risk in each of five areas: Operational, Facility Safety, Financial Management, Legal Implication and Organizational Implication. Where necessary, the Company is implementing various contingency plans that will include, but are not limited to, the following:

     - Secondary vendors for garments and other significant non-uniform inventories
     -    Stockpile of certain other inventories, soap, thread, etc.
     -    Manual work-around for less critical computerized systems

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

MARKET RISK SENSITIVITY

     The Company uses financial instruments, including fixed and variable rate debt, as well as swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended September 26, 1998.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

              10.1 1998 Stock Option and Compensation Plan (incorporated herein by reference to Exhibit A of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed October 5, 1998) *

              27    Financial Data Schedule (for SEC use only)

              *  Compensatory plan or arrangement

         b. Reports on Form 8-K.

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  G&K SERVICES, INC.
                                                  (Registrant)













      Date:   November 10, 1998                   /s/Timothy W. Kuck
                                                  -----------------------------
                                                  Timothy W. Kuck
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)




                                                  /s/Michael F. Woodard
                                                  -----------------------------
                                                  Michael F. Woodard
                                                  Controller
                                                  (Principal Accounting Officer)