Form 10-Q
period 1998-12-26
G&K SERVICES INC
filed 1999-02-09
CIK 39648

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              --------------------

                                F O R M  10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 26, 1998 Commission file number 0-4063

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

                    YES  X              NO
                       -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS A                               Outstanding February 4, 1998
Common Stock, par value $.50 per share                       19,021,363

             CLASS B                               Outstanding February 4, 1998
Common Stock, par value $.50 per share                        1,474,996

                                   PART I.
                            FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                                                               December 26,
                                                                                                  1998                 June 27,
ASSETS                                               (In thousands, except share data)         (Unaudited)               1998
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                                                  $10,063                $11,975
      Accounts receivable, less allowance for doubtful
         accounts of $3,920 and $2,392                                                            60,484                 56,933
      Inventories                                                                                 79,949                 77,210
      Prepaid expenses                                                                             7,047                  7,295
------------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                    157,543                153,413
------------------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
      Land                                                                                        25,625                 25,801
      Buildings and improvements                                                                  89,565                 89,683
      Machinery and equipment                                                                    173,291                154,048
      Automobiles and trucks                                                                      36,232                 36,531
      Less accumulated depreciation                                                             (129,131)              (118,378)
------------------------------------------------------------------------------------------------------------------------------------
         Total property, plant and equipment                                                     195,582                187,685
------------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Goodwill, net                                                                              129,348                131,899
      Restrictive covenants and customer lists, net                                               39,988                 42,310
      Other, principally retirement plan assets                                                   13,745                 16,535
------------------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                      183,081                190,744
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $536,206               $531,842
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                                           $19,648                $16,103
      Accrued expenses
         Salaries and employee benefits                                                           18,734                 18,077
         Other                                                                                    15,653                 17,849
      Deferred income taxes                                                                       12,878                 13,036
      Current maturities of long-term debt                                                        25,000                 15,000
------------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                91,913                 80,065
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                          212,043                234,843
DEFERRED INCOME TAXES                                                                              9,351                  9,483
OTHER NONCURRENT LIABILITIES                                                                      10,345                  9,331
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Common stock, $.50 par
          Class A, 50,000,000 shares authorized, 19,019,583
            and 19,011,952 shares issued and outstanding                                           9,510                  9,506
          Class B, 10,000,000 shares authorized, 1,474,996
             and 1,474,996 shares issued and outstanding                                             738                    738
      Additional paid-in capital                                                                  23,659                 23,644
      Retained earnings                                                                          191,867                174,660
      Deferred compensation                                                                       (1,686)                (1,973)
      Accumulated other comprehensive income                                                     (11,534)                (8,455)
------------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                              212,554                198,120
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $536,206               $531,842
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                                                                              2

CONSOLIDATED STATEMENTS OF INCOME
G & K SERVICES, INC. AND SUBSIDIARIES

                                                       For the Three Months Ended                   For the Six Months Ended
                                            -----------------------------------------------------------------------------------
                                                       Dec 26,               Dec 27,               Dec 26,              Dec 27,
     (In thousands, except per share data)              1998                  1997                 1998                  1997
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Rental operations                              $  125,006           $  122,566            $  247,820           $  237,294
     Direct sales                                        4,858                5,695                 8,167                9,393
-------------------------------------------------------------------------------------------------------------------------------
        Total revenues                                 129,864              128,261               255,987              246,687
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
     Cost of rental operations                          70,246               71,472               139,302              137,177
     Cost of direct sales                                3,352                4,033                 5,574                6,710
     Selling and administrative                         27,771               25,489                55,107               50,385
     Depreciation                                        6,482                6,577                13,041               12,437
     Amortization of intangibles                         2,139                2,326                 4,282                4,799
-------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                       109,990              109,897               217,306              211,508
-------------------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                  19,874               18,364                38,681               35,179
     Interest expense                                    4,291                6,114                 9,021               10,881
     Other income, net                                     381                 (583)                   60                 (792)
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              15,202               12,833                29,600               25,090
     Provision for income taxes                          5,967                5,046                11,675                9,858
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                          $    9,235           $    7,787            $   17,925           $   15,232
-------------------------------------------------------------------------------------------------------------------------------
     Basic Weighted Average Number
     of Shares Outstanding                              20,401               20,369                20,399               20,367
BASIC EARNINGS PER COMMON SHARE                     $      .45           $      .38            $     0.88           $     0.75
-------------------------------------------------------------------------------------------------------------------------------
     Diluted Weighted Average Number
     of Shares Outstanding                              20,521               20,454                20,521               20,449
DILUTED EARNINGS PER COMMON SHARE                   $     0.45           $     0.38            $     0.87           $     0.74
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES

                                                              For the Three Months Ended             For the Six Months Ended
                                                           --------------------------------     -----------------------------------
                                                                Dec 26,         Dec 27,             Dec 26,           Dec 27,
                                                                 1998            1997                1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net Income                                             $  9,235      $    7,787          $    17,925        $   15,232
       Adjustments to reconcile net income to net cash
          provided by operating activities-
          Depreciation and amortization                          8,620           8,903               17,323            17,236
          Deferred income taxes                                     91            (746)                (290)             (783)
          Changes in current operating items-
            Inventories                                         (2,094)         (2,835)              (2,972)           (4,613)
            Accounts receivable and prepaid expenses            (3,147)        (10,356)              (3,554)          (19,351)
            Accounts payable and other current liabilities      (6,954)          7,327                2,964            18,200
       Other, net                                                1,199           4,976                1,104             6,122
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        6,950          15,056               32,500            32,043
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
       Property, plant and equipment additions, net             (8,602)         (9,608)             (21,066)          (17,931)
       Business acquisitions                                         -             971                 (155)         (280,557)
       Purchase of investments                                    (200)           (218)                (359)             (412)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                          (8,802)         (8,855)             (21,580)         (298,900)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
       Proceeds from debt financing                              1,946           5,000                3,928           360,843
       Repayments of debt financing                             (6,993)         (4,414)             (16,047)          (90,414)
       Cash dividends paid                                        (358)           (358)                (717)             (716)
       Sale of common stock                                          4               -                    4                 2
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities            (5,401)            228              (12,832)          269,715
-----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (7,253)          6,429               (1,912)            2,858

CASH AND CASH EQUIVALENTS:
       Beginning of period                                      17,316           3,415               11,975             6,986
-----------------------------------------------------------------------------------------------------------------------------------
       End of period                                          $ 10,063      $    9,844          $    10,063        $    9,844
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for -
           Interest                                           $  4,069      $    5,627          $     8,330        $    9,877
-----------------------------------------------------------------------------------------------------------------------------------
           Income taxes                                       $  9,676      $    1,629          $    15,708        $    8,875
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        G&K SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except per share data.)
     Three and six month periods ended December 26, 1998 and December 27, 1997
                                    (Unaudited)

          The consolidated financial statements included herein, except for the June 27, 1998, balance sheet which was extracted from the audited financial statements of June 27, 1998, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 26, 1998, and June 27, 1998, and the results of operations and the changes in financial position for the three and six month periods ended December 26, 1998 and December 27, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report.

          The results of operations for the three and six month periods ended December 26, 1998, and December 27, 1997, are not necessarily indicative of the results to be expected for the full year.

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

     PER SHARE DATA

          Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities (including nonvested restricted stock) using the treasury stock method.

                                                                      Three Months Ended                  Six Months Ended
                                                              ---------------------------------  --------------------------------
                                                                  Dec. 26,         Dec. 27,          Dec. 26,         Dec. 27,
                                                                    1998             1997              1998             1997
                                                              ----------------  ---------------  ---------------  ---------------
         Weighted average number of common
         shares outstanding                                        20,401            20,369           20,399            20,367
                                                              -------------------------------------------------------------------

         Shares used in computation of
         basic earnings per share                                  20,401            20,369           20,399            20,367

         Weighted average effect of non-vested
         restricted stock grants                                       57                48               58                45

         Weighted average common shares
         issuable upon the exercise of
         stock options                                                 63                37               64                37
                                                              -------------------------------------------------------------------
         Shares used in computation of
         diluted earnings per share                                20,521            20,454           20,521            20,449
                                                              -------------------------------------------------------------------

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

          In connection with the asset purchase from NLS, nine of the purchased linen rental facilities were identified as assets held for sale. The net cash flows from (i) operations of these facilities from the date of acquisition until the date of sale (holding period, not to exceed one year), (ii) interest on incremental debt incurred during the holding period to finance the purchase of these facilities, and (iii) proceeds from the sale were considered in the allocation of the purchase price to the acquired assets and liabilities. Accordingly, earnings or losses from these nine facilities have been excluded from the consolidated statement of income. For the three month period ended December 26, 1997, losses excluded from the Company's consolidated statement of income totaled $7, including allocated interest expense of $1,055. For the six month period ended December 27, 1997, earnings excluded from the Company's consolidated statement of income totaled $243, including allocated interest expense of $2,031.

          The pro forma results of operations for the three and six month periods ended December 26, 1998 and December 27, 1997 are not materially different from the actual results of operations.

3.   COMPREHENSIVE INCOME

          In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the Company to report and display comprehensive income and its components. For the three and six month periods ended December 26, 1998 and December 27, 1997, the components of comprehensive income were as follows:


                                                         Three Months Ended             Six Months Ended
                                                           (In thousands)                (In thousands)
                                                 ------------------------------------------------------------
                                                      Dec. 26,       Dec. 27,       Dec. 26,       Dec. 27,
                                                        1998           1997           1998           1997
                                                 ------------------------------------------------------------
     Net income                                        $9,235         $7,787        $17,925        $15,232
     Other comprehensive income, net of tax
          Foreign currency translation
            adjustments                                (1,364)        (1,737)        (3,282)        (2,092)
          Unrealized gain (loss) on
            investments held for sale                     467           (321)           203            (36)

                                                 ------------------------------------------------------------
     Comprehensive income                              $8,338         $5,729        $14,846        $13,104
                                                 ------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 26, 1998 and December 27, 1997, and the percentage changes in these income and expense items between periods are contained in the following table:

                                         THREE MONTHS                SIX MONTHS
                                             ENDED                      ENDED                PERCENTAGE CHANGE
                                   --------------------------------------------------- ----------------------------
                                                                                         Three Months   Six Months
                                     Dec. 26,     Dec. 27,     Dec. 26,     Dec. 27,        FY 1999       FY 1999
                                       1998         1997         1998         1997        vs. FY 1998   vs. FY 1998
                                   --------------------------------------------------- ----------------------------
Revenues:
   Rental                             96.3%        95.6%        96.8%        96.2%           2.0%          4.4%
   Direct                              3.7          4.4          3.2          3.8          (14.7)        (13.1)
                                   ---------------------------------------------------
      Total Revenues                 100.0        100.0        100.0       100.0             1.2           3.8

Expenses:
   Cost of Rental Sales               56.2         58.3         56.2         57.8           (1.7)          1.5
   Cost of Direct Sales               69.0         70.8         68.3         71.4          (16.9)        (16.9)
                                   ---------------------------------------------------
      Total Cost of Sales             56.7         58.9         56.6         58.3           (2.5)          0.7

      Selling and
         Administrative               21.4         19.9         21.5         20.4            9.0           9.4
      Depreciation                     5.0          5.1          5.1          5.0           (1.4)          4.9
      Amortization of
         Intangibles                   1.6          1.8          1.7          1.9           (8.0)        (10.8)
                                   ---------------------------------------------------
Income from Operations                15.3         14.3         15.1         14.3            8.2          10.0

Interest Expense                       3.3          4.8          3.5          4.4          (29.8)        (17.1)
Other (Income) Expense, net            0.3         (0.5)         0.0         (0.3)        (165.4)       (107.6)
                                   ---------------------------------------------------
Income Before Income Taxes            11.7         10.0         11.6         10.2           18.5          18.0
Provision for Income Taxes             4.6          3.9          4.6          4.0           18.3          18.4
                                   ---------------------------------------------------

Net Income                             7.1%         6.1%         7.0%         6.2%          18.6%         17.7%
                                   ---------------------------------------------------

     Total revenues for the second quarter of fiscal 1999 increased 1.2% to $129.9 million from $128.3 million in the second quarter of fiscal 1998 and increased 3.8% to $256.0 million for the first six months of fiscal 1999 from $246.7 million in the same period of fiscal 1998. The first quarter of fiscal 1998 included only eleven weeks of revenues from assets acquired from NLS on July 14, 1997, including three industrial locations that were later sold in the fourth quarter of fiscal 1998. Adjusting for these two transactions, total revenue growth for the second quarter of fiscal 1999 was 3.8% and 4.4% for the first six months of fiscal 1999.

     Rental revenue growth for the second quarter accounted for $2.4 million, or a 2.0% increase and for the first six months it accounted for $10.5 million, or a 4.4% increase. U.S. rental revenues increased 5.3% (adjusted for the timing of the NLS asset purchase and the sale of three industrial locations) and Canadian rental revenues in U.S. dollars decreased .2% for the second quarter and increased 5.6% and .9% resepectively, for the first six months. The growth in rental revenue, which is below historical growth patterns, was influenced by several factors, including lower growth rates in the southeastern part of the U.S. that were impacted by continuing NLS acquisition integration activities, a sharp downturn in the semi-conductor industry and a decline in the value of the Canadian dollar.

     Total direct sales to outside customers decreased 14.7% to $4.9 million for the second quarter of fiscal 1999 compared to $5.7 million in the same period of fiscal 1998 and decreased 13.1% to $8.2 million for the first six months of fiscal 1999 from $9.4 million in the same period of fiscal 1998. This decrease is primarily the result of shifting garment manufacturing capacity from sales to external customers to internal use by the Company for rental customers. Cost of direct sales, as a percentage of direct sales, decreased to 69.0% for the second quarter of fiscal 1999 from 70.8% in the same period of fiscal 1998 and decreased to 68.3% for the first six months of fiscal 1999 from 71.4% for the same period of fiscal 1998.

     Cost of rental operations decreased 1.7% to $70.2 million for the second quarter of fiscal 1999 from $71.5 million in the same period of fiscal 1998 and rose 1.5% to $139.3 million for the first six months of fiscal 1999 from $137.2 million in the same period of fiscal 1998. As a percentage of rental revenues, these costs decreased to 56.2% for the second quarter of fiscal 1999 from 58.3% in the same period of fiscal 1998 and decreased to 56.2% for the first six months of fiscal 1999 from 57.8% in the same period of fiscal 1998. The Company attributes this decrease as a percent of revenue to improvements in all components of rental operations (merchandise, production and delivery costs), primarily at locations acquired in the NLS transaction.

     Selling and administrative expenses increased 9.0% to $27.8 million in the second quarter of fiscal 1999 from $25.5 million in the same period of fiscal 1998 and increased 9.4% to $55.1 million for the first six months of fiscal 1999 from $50.4 million in the same period of fiscal 1998. As a percentage of revenues, selling and administrative expenses increased to 21.4% in the second quarter of fiscal 1999 from 19.9% in the same period of fiscal 1998 and increased to 21.5% in the six month period of fiscal 1999 from 20.4% in the same period of fiscal 1998. The increase as a percent of revenue is due to several factors, including higher selling expenses in the locations acquired in fiscal 1998, increased information technology costs, expenses associated with Year 2000 readiness and other corporate initiatives.

     Depreciation expense decreased 1.4% to $6.5 million in the second quarter of fiscal 1999 from $6.6 million in the same period of fiscal 1998 and increased 4.9% to $13.0 million for the first six months of fiscal 1999 from $12.4 million in the same period of fiscal 1998. As a percentage of revenues, depreciation expense decreased to 5.0% in the second quarter of fiscal 1999 from 5.1% in the same period of fiscal 1998 and increased to 5.1% for the six month period of fiscal 1999 from 5.0% for the same period in fiscal 1998. Capital expenditures, excluding acquisition of businesses, was $8.6 million in the second quarter of fiscal 1999 compared to $9.6 million in the prior year's quarter, and for the six month period they were $21.1 million compared to $17.9 million in the prior year.

     Amortization expense decreased 8.0% to $2.1 million in the second quarter of fiscal 1999 from $2.3 million in the second quarter of fiscal 1998 and decreased 10.8% to $4.3 million in the first six months of fiscal 1999 from $4.8 million in the same period of fiscal 1998. This decrease is attributable to the sale of acquired industrial facilities and the related intangible assets during the third and fourth quarters of fiscal 1998.

     Income from operations increased 8.2% to $19.9 million in the second quarter of fiscal 1999 from $18.4 million in the same period of fiscal 1998 and increased 10.0% to $38.7 million for the first six months of fiscal 1999 from $35.2 million in the same period of fiscal 1998. Operating margins increased to 15.3% for the second quarter of fiscal 1999 from 14.3% in the same period of fiscal 1998 and increased to 15.1% for the six month period of fiscal 1999 from 14.3% in the same period of fiscal 1998. U.S. operating margins increased to 13.5% for the second quarter of fiscal 1999 from 12.6% in the same period of fiscal 1998 and increased to 13.4% for the six month period of fiscal 1999 from 12.6% in the same period of fiscal 1998.

     Interest expense was $4.3 million for the second quarter of fiscal 1999, down from $6.1 million in the same period of fiscal 1998 and was $9.0 million for the first six months of fiscal 1999, down from $10.9 million in the same period of fiscal 1998. The Company's effective tax rate was 39.3% in the second quarter of fiscal 1999, unchanged from the same period of fiscal 1998 and it increased to 39.4% in the six month period of fiscal 1999 from 39.3% in the same period of fiscal 1998.

     Net income rose 18.6% to $9.2 million in the second quarter of fiscal 1999 from $7.8 million in the same period of fiscal 1998 and rose 17.7% to $17.9 million in the first six months of fiscal 1999 from $15.2 million in the first six months of fiscal 1998. Basic and diluted earnings per share for the second quarter of fiscal 1999 were $.45 per share compared with $.38 for the prior year quarter. Basic and diluted earnings per share for the first six months of 1999 increased to $.88 and $.87 from $.75 and $.74, respectively. Net income margins increased to 7.1% for the second quarter of fiscal 1999 compared with 6.1% in the second quarter of fiscal 1998 and increased to 7.0% for the six month period of fiscal 1999 compared with 6.2% in the six month period of fiscal 1998.

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities was $7.0 million in the second quarter of fiscal 1999 and $15.1 million in the same period of fiscal 1998. Cash flow from operating activities was $32.5 million in the six month period of fiscal 1999 and $32.0 million in the same period of fiscal 1998. The fiscal 1999 increase resulted from decreases in accounts payable, partially offset by increases in net income and accounts receivable when compared to the second quarter of 1998. Working capital at December 26, 1998 was $65.6 million, down 10.5% from $73.3 million at June 27, 1998.

     Cash used in investing activities was $8.8 million in the second quarter of fiscal 1999 and $8.9 million in the second quarter of fiscal 1998. Cash used in investing activities was $21.6 million in the six month period of fiscal 1999 and $298.9 million in the same period of fiscal 1998. The decrease is primarily due to the acquisition of the NLS assets in the first quarter of fiscal 1998.

     Cash used for financing activities was $5.4 million in the second quarter of fiscal 1999 and cash provided by financing activities was $0.2 million in the same period of fiscal 1998. Cash used for financing activities was $12.8 million in the six month period of fiscal 1999 and cash provided by financing activities was $269.7 million in the same period of fiscal 1998. $355.8 million of cash was obtained by issuing debt primarily for the acquisition of selected assets of NLS in the first quarter of fiscal 1998. The Company's ratio of debt to total capitalization decreased to 52.7% at the end of the second quarter of fiscal 1999 from 55.8% at June 27, 1998.

     Stockholders' equity grew 7.3% to $212.6 million at December 26, 1998, compared with $198.1 million at the end of fiscal 1998. G&K's return on average equity remained at 8.7% for the second quarters of both fiscal 1999 and fiscal 1998.

     Management believes that cash flows generated from operations and borrowing capability under its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its U.S. and Canadian operations that will be affected by the date change in the year 2000. The Company began an extensive review of its business in January, 1998, to determine whether or not its IT and non-IT systems and assets were year 2000 compliant, as well as the remedial action and related costs associated with required modifications or replacements. The Company's goal is to ensure current business operations will continue to function accurately with minimal disruption through the millennium change. The Company is continuing discussions with its significant suppliers to determine the readiness of those suppliers to correct year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those suppliers not succeed to properly remedy their systems. The Company believes that its actions with key suppliers will minimize these risks. The scope of the year 2000 readiness effort includes (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as micro controllers contained in various equipment, safety systems, facilities and utilities and (iii) readiness of key third-party suppliers.
If needed modifications and conversions are not made on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. The Company hopes to achieve these objectives by committing resources and leveraging previous investments in existing technologies.

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

     The Company's key systems and assets are as follows:
          - Financial systems software - SAP financial systems were implemented and operational as of June 28, 1998. The Company will be completing year 2000 testing of this system by March 31, 1999.
          - Revenue recognition system - Renovation of this internally developed system is completed. Testing is in process and rollout will be completed by March 31, 1999.
          - Other IT software, hardware and communications - Other vendor software and G&K applications have been assessed and are currently being renovated and tested. Expected completion date is March 31, 1999, for all IT systems and assets, except three vendor supplied solutions, which have an anticipated completion date of July 1, 1999.
          - Non-IT plant and related equipment - The Company has completed the assessment phase. Anticipated completion date for all non-IT systems and assets is March 31, 1999.
          - Business processes and procedures - All process flows are being analyzed for risk with appropriate contingency plans put into place. The anticipated completion date is March 31, 1999. Ongoing monitoring throughout the remainder of the calendar year will be taking place to ensure contingency plans are implemented as appropriate on a timely basis.
          - Third parties - The Company's supply chain is being assessed to ensure all significant vendors will have the ability to meet the Company's needs. This assessment was completed December 31, 1998. No disclosures of non-compliant suppliers were discovered. All contingency plans will be put in place by March 31, 1999.

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

     The Company is implementing proposed solutions and began to incur expenses during fiscal 1998 to resolve the year 2000 issue. These expenses will continue through the year 2000. Maintenance or modification costs are expensed as incurred, while costs of any new software and equipment are being capitalized over the asset's useful life, consistent with the Company's financial policies. The Company has spent approximately $3.1 million related to the year 2000 analysis; $1.9 million of these costs were capitalized. The Company has budgeted $7.3 million of total expenditures for the year 2000 compliance activities, of which $4.1 million will be capitalized, although there can be no assurance that year 2000 related expenditures will not be materially higher. The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems are based upon assumptions regarding future events, including the continued availability of certain resources, year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for year 2000 compliance. These developments include, but are not limited to (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the year 2000 compliance success that key suppliers attain.

     Contingency plans are being developed and implemented where the level of risk has been determined to be unsatisfactory. The Company is using a weighted system to evaluate and determine this level of risk in each of five areas: Operational, Facility Safety, Financial Management, Legal Implication and Organizational Implication. Where necessary, the Company is implementing various contingency plans that will include, but are not limited to, the following:

          - Secondary vendors for garments and other significant non-uniform inventories
          -     Stockpiling of certain other inventories, soap, thread, etc.
          -     Manual work-arounds for less critical computerized systems

          - Staffing crisis management teams during critical date changes, such as our fiscal year change on June 27, 1999 and the calendar year change on January 1, 2000.

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

MARKET RISK SENSITIVITY

     The Company uses financial instruments, including fixed and variable rate debt, as well as swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended December 26, 1998.

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

                                   PART II

                              OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

     a.   The Company held its Annual Meeting of Stockholders on October 29,
          1998.

     b. The following eight persons were elected directors: Bruce G. Allbright, Paul Baszucki, Richard Fink, Wayne M. Fortun, Donald W. Goldfus, William Hope, Thomas Moberly and Bernard Sweet.

     c.   1.   Each director nominee received the following votes:

                                                            SHARES
                                   ----------------------------------------------------------
                                             IN FAVOR                 WITHHOLD AUTHORITY
                                   ------------------------------ ---------------------------
                   Allbright                29,642,499                      45,763
                   Baszucki                 29,641,911                      46,351
                   Fink                     29,642,495                      45,767
                   Fortun                   29,642,310                      45,952
                   Goldfus                  29,641,923                      46,339
                   Hope                     29,642,695                      45,567
                   Moberly                  29,643,053                      45,209
                   Sweet                    29,640,296                      47,966

          2. Stockholders ratified the appointment of Arthur Andersen LLP, Certified Public Accountants, as independent auditors of the Company for 1999: 29,636,939 shares in favor, 39,143 shares voting against and 12,180 shares abstaining.

          3. Stockholders approved the Company's 1998 Stock Option and Compensation Plan: 20,788,691 shares in favor, 5,584,951 shares against, 112,511 shares abstaining and 3,202,109 shares broker non-vote.

ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

          27       Financial Data Schedule (for SEC use only)

     b.  Reports on Form 8-K.

          None

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        G&K SERVICES, INC.
                                        (Registrant)





          Date:   February 9, 1999           /s/ Timothy W. Kuck
               ------------------------      ------------------------------
                                             Timothy W. Kuck
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                              /s/ Michael F. Woodard
                                             ------------------------------
                                             Michael F. Woodard
                                             Controller
                                             (Principal Accounting Officer)