Form 10-Q
period 1999-03-27
G&K SERVICES INC
filed 1999-05-11
CIK 39648

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                 ____________________

                                   F O R M  10 - Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended March 27, 1999 Commission file number 0-4063

                                  G&K SERVICES, INC.
                (Exact name of registrant as specified in its charter)

     MINNESOTA                                       41-0449530
--------------------------------              -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                             5995 OPUS PARKWAY, SUITE 500
                             MINNETONKA, MINNESOTA  55343
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

                    YES  X              NO
                         ---                 ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS A                            Outstanding May 6, 1999
Common Stock, par value $.50 per share            19,043,395

          CLASS B                            Outstanding May 6, 1999
Common Stock, par value $.50 per share             1,474,996

                                      PART I.
                               FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G & K SERVICES, INC. AND SUBSIDIARIES

                                                                                        March 27,
                                                                                           1999         June 27,
ASSETS                                     (In thousands, except share data)            (Unaudited)      1998
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and cash equivalents                                                           $   5,643    $  11,975
      Accounts receivable, less allowance for doubtful
         accounts of $3,335 and $2,392                                                       59,954       56,933
      Inventories                                                                            82,366       77,210
      Prepaid expenses                                                                        6,163        7,295
-----------------------------------------------------------------------------------------------------------------
         Total current assets                                                               154,126      153,413
-----------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
      Land                                                                                   25,844       25,801
      Buildings and improvements                                                             91,265       89,683
      Machinery and equipment                                                               177,442      154,048
      Automobiles and trucks                                                                 38,246       36,531
      Less accumulated depreciation                                                        (135,654)    (118,378)
-----------------------------------------------------------------------------------------------------------------
         Total property, plant and equipment                                                197,143      187,685
-----------------------------------------------------------------------------------------------------------------
OTHER ASSETS
      Goodwill, net                                                                         128,242      131,899
      Restrictive covenants and customer lists, net                                          38,893       42,310
      Other, principally retirement plan assets                                              13,995       16,535
-----------------------------------------------------------------------------------------------------------------
         Total other assets                                                                 181,130      190,744
-----------------------------------------------------------------------------------------------------------------
                                                                                          $ 532,399    $ 531,842
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                    $  15,300    $  16,103
      Accrued expenses
         Salaries and employee benefits                                                      18,802       18,077
         Other                                                                               15,724       17,849
      Deferred income taxes                                                                  12,948       13,036
      Current maturities of long-term debt                                                   30,000       15,000
-----------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                           92,774       80,065
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                     196,905      234,843
DEFERRED INCOME TAXES                                                                         9,308        9,483
OTHER NONCURRENT LIABILITIES                                                                 10,252        9,331
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Common stock, $.50 par
          Class A, 50,000,000 shares authorized, 19,043,291
            and 19,011,952 shares issued and outstanding                                      9,522        9,506
          Class B, 10,000,000 shares authorized, 1,474,996
             and 1,474,996 shares issued and outstanding                                        738          738
      Additional paid-in capital                                                             24,648       23,644
      Retained earnings                                                                     200,930      174,660
      Deferred compensation                                                                  (2,495)      (1,973)
      Accumulated other comprehensive income                                                (10,183)      (8,455)
-----------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                         223,160      198,120
-----------------------------------------------------------------------------------------------------------------
                                                                                          $ 532,399    $ 531,842
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
G & K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)

                                       For the Three Months Ended    For the Nine Months Ended
-------------------------------------------------------------------------------------------------
                                         March 27,  March 28,        March 27,     March 28,
(In thousands, except per share data)     1999        1998             1999          1998
-------------------------------------------------------------------------------------------------
REVENUES
      Rental operations                   $ 126,569      $ 123,015      $ 374,388      $ 360,309
      Direct sales                            4,578          4,456         12,746         13,849
-------------------------------------------------------------------------------------------------
         Total revenues                     131,147        127,471        387,134        374,158
-------------------------------------------------------------------------------------------------
EXPENSES
      Cost of rental operations              71,531         71,882        210,833        209,059
      Cost of direct sales                    3,256          3,224          8,830          9,934
      Selling and administrative             28,037         25,145         83,144         75,530
      Depreciation                            7,010          6,871         20,051         19,308
      Amortization of intangibles             2,142          2,305          6,424          7,104
-------------------------------------------------------------------------------------------------
         Total operating expenses           111,976        109,427        329,282        320,935
-------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                       19,171         18,044         57,852         53,223
      Interest expense                        4,180          5,418         13,201         16,299
      Other income, net                        (581)          (500)          (521)        (1,292)
-------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   15,572         13,126         45,172         38,216
      Provision for income taxes              6,151          5,155         17,826         15,013
-------------------------------------------------------------------------------------------------
NET INCOME                                $   9,421      $   7,971      $  27,346      $  23,203
-------------------------------------------------------------------------------------------------
      Basic Weighted Average Number
      of Shares Outstanding                  20,412         20,367         20,407         20,367
BASIC EARNINGS PER COMMON SHARE           $    0.46      $    0.39      $    1.34      $    1.14
-------------------------------------------------------------------------------------------------
      Diluted Weighted Average Number
      of Shares Outstanding                  20,527         20,446         20,512         20,439
DILUTED EARNINGS PER COMMON SHARE         $    0.46      $    0.39      $    1.33      $    1.14
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G & K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)

                                                                 For the Three Months Ended  For the Nine Months Ended
                                                                 --------------------------- -------------------------
                                                                 March 27,       March 28,    March 27,     March 28,
                                                                   1999            1998        1999           1998
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
         Net Income                                              $  9,421      $  7,971      $ 27,346      $  23,203
         Adjustments to reconcile net income to net cash
            provided by operating activities-
            Depreciation and amortization                           9,152         9,176        26,475         26,412
            Deferred income taxes                                      27           463          (263)          (320)
            Changes in current operating items-
              Inventories                                          (2,411)          (74)       (5,383)        (4,687)
              Accounts receivable and prepaid expenses              1,620         9,789        (1,934)        (6,067)
              Accounts payable and other current liabilities       (4,671)       (2,359)       (1,707)        15,841
              Other, net                                              317           410         1,421          6,532
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          13,455        25,376        45,955         60,914
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
         Property, plant and equipment additions, net              (9,009)      (11,065)      (30,075)       (28,996)
         Business acquisitions                                       --          (1,285)         (155)      (281,842)
         Net proceeds from sale of assets                           2,074         2,433         2,074          2,433
         Sales/maturities of investments                             (208)            9          (567)          (403)
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                             (7,143)       (9,908)      (28,723)      (308,808)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
         Proceeds from debt financing                              11,670         9,583        15,598        366,931
         Repayments of debt financing                             (22,055)      (25,479)      (38,102)      (115,893)
         Cash dividends paid                                         (359)         (359)       (1,076)        (1,075)
         Sale of common stock                                          12            98            16            100
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities              (10,732)      (16,157)      (23,564)       250,063
----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (4,420)         (689)       (6,332)         2,169

CASH AND CASH EQUIVALENTS:
         Beginning of period                                       10,063         9,844        11,975          6,986
----------------------------------------------------------------------------------------------------------------------
         End of period                                           $  5,643      $  9,155      $  5,643      $   9,155
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for -
             Interest                                            $  3,985      $  7,030      $ 12,315      $  16,907
----------------------------------------------------------------------------------------------------------------------
             Income taxes                                        $  5,175      $  3,474      $ 20,883      $  12,349
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        G&K SERVICES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except per share data.)
        Three and nine month periods ended March 27, 1999 and March 28, 1998
                                    (Unaudited)

          The consolidated financial statements included herein, except for the June 27, 1998 balance sheet which was extracted from the audited financial statements of June 27, 1998, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 27, 1999, and June 27, 1998, and the results of operations and the changes in financial position for the three and nine month periods ended March 27, 1999 and March 28, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report.

          The results of operations for the three and nine month periods ended March 27, 1999, and March 28, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                                                           Three Months Ended    Nine Months Ended
                                                      ---------------------------------------------
                                                        March 27,  March 28,   March 27, March 28,
                                                          1999       1998       1999      1998
                                                      ---------------------------------------------
               Weighted average number of common
               shares outstanding                        20,412     20,367     20,407     20,367
                                                      ---------------------------------------------

               Shares used in computation of
               basic earnings per share                  20,412     20,367     20,407     20,367

               Weighted average effect of non-vested
               restricted stock grants                       39         48         37         41

               Weighted average common shares
               issuable upon the exercise of
               stock options                                 76         31         68         31
                                                      ---------------------------------------------
               Shares used in computation of
               diluted earnings per share                20,527     20,446     20,512     20,439
                                                      ---------------------------------------------


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

     DERIVATIVES
          SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for fiscal years beginning after June 15, 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company is in the process of quantifying the impact of SFAS No. 133 on the consolidated financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


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

          In connection with the asset purchase from NLS, nine of the purchased linen rental facilities were identified as assets held for sale. The net cash flows from (i) operations of these facilities from the date of acquisition until the date of sale (holding period, not to exceed one year), (ii) interest on incremental debt incurred during the holding period to finance the purchase of these facilities, and (iii) proceeds from the sale were considered in the allocation of the purchase price to the acquired assets and liabilities. Accordingly, earnings or losses from these nine facilities have been excluded from the consolidated statement of income. For the three month period ended March 28, 1998, losses excluded from the Company's consolidated statement of income totaled $412, including allocated interest expense of $1,103. For the nine month period ended March 28, 1998, losses excluded from the Company's consolidated statement of income totaled $169, including allocated interest expense of $3,134.

          The pro forma results of operations for the three and nine month periods ended March 27, 1999 and March 28, 1998 are not materially different from the actual results of operations.


3.   COMPREHENSIVE INCOME

          In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the Company to report and display comprehensive income and its components. For the three and nine month periods ended March 27, 1999 and March 28, 1998, the components of comprehensive income were as follows:

                                                                 Three Months Ended       Nine Months Ended
                                                                   (In thousands)           (In thousands)
                                                               ------------------------------------------------
                                                                  March 27,   March 28,  March 27,    March 28,
                                                                    1999        1998       1999         1998
                                                               ------------------------------------------------
               Net income                                        $ 9,421     $7,971     $ 27,346      $ 23,203
               Other comprehensive income, net of tax
                    Foreign currency translation adjustments       1,296        655       (1,986)       (1,437)
                    Unrealized gain (loss) on investments             55        129          258            93
                    held for sale

                                                               ------------------------------------------------
               Comprehensive income                              $10,772     $8,755     $ 25,618      $ 21,859
                                                               ------------------------------------------------


4.   DEBT

          The Company maintains a $425,000 term loan and revolving credit facility. On December 30, 1998 the credit facility was amended to revise certain restricted covenants. Under the amended credit facility, the Company is required to maintain a minimum interest coverage ratio, minimum stockholders' equity and a maximum leverage ratio, all as defined. The credit facility also limits additional indebtedness, investments, capital expenditures and cash dividends. As of March 27, 1999, the Company was in compliance with all debt covenants. On March 18, 1999 the Company received a full release of collateral based on the Company having met certain financial covenants.

5.   SALE OF ASSETS

          On March 27, 1999, the Company sold selected linen assets for approximately $2,100 in cash. These assets, including original purchase goodwill, had a book value of approximately $2,000. This transaction completes the sale of the nine linen facilities acquired from NLS that were held for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended March 27, 1999 and March 28, 1998, and the percentage changes in these income and expense items between periods are contained in the following table:


                                                     THREE MONTHS        NINE MONTHS                       PERCENTAGE
                                                         ENDED              ENDED                            CHANGE
                                         -----------------------------------------------------  --------------------------------
                                                                                                    Three Months   Nine Months
                                           March 27,    March 28,      March 27,     March 28,         FY 1999       FY 1999
                                             1999         1998           1999          1998          vs. FY 1998   vs. FY 1998
                                         -----------------------------------------------------  --------------------------------
Revenues:
   Rental                                   96.5%          96.5%          96.7%          96.3%          2.9%          3.9%
   Direct                                    3.5            3.5            3.3            3.7           2.7          (8.0)
                                        ------------------------------------------------------
      Total Revenues                       100.0          100.0          100.0          100.0           2.9           3.5

Expenses:
   Cost of Rental Sales                     56.5           58.4           56.3           58.0          (0.5)          0.8
   Cost of Direct Sales                     71.1           72.4           69.3           71.7           1.0         (11.1)
                                        ------------------------------------------------------
      Total Cost of Sales                   57.0           58.9           56.7           58.5          (0.4)          0.3

      Selling and Administrative            21.4           19.7           21.5           20.2          11.5          10.1
      Depreciation                           5.3            5.4            5.2            5.2           2.0           3.8
      Amortization of Intangibles            1.7            1.8            1.7            1.9          (7.1)         (9.6)
                                        ------------------------------------------------------
Income from Operations                      14.6           14.2           14.9           14.2           6.2           8.7

Interest Expense                             3.2            4.3            3.4            4.3         (22.8)        (19.0)
Other (Income) Expense, net                 (0.5)          (0.4)          (0.2)          (0.3)         16.2         (59.7)
                                        ------------------------------------------------------
Income Before Income Taxes                  11.9           10.3           11.7           10.2          18.6          18.2
Provision for Income Taxes                   4.7            4.0            4.6            4.0          19.3          18.7
                                        ------------------------------------------------------

Net Income                                   7.2%           6.3%           7.1%           6.2%         18.2%         17.9%
                                        ------------------------------------------------------


     Total revenues for the third quarter of fiscal 1999 increased 2.9% to $131.1 million from $127.5 million in the third quarter of fiscal 1998 and increased 3.5% to $387.1 million for the first nine months of fiscal 1999 from $374.2 million in the same period of fiscal 1998. The first quarter of fiscal 1998 included only eleven weeks of revenues from assets acquired from NLS on July 14, 1997, including three industrial locations that were later sold in the fourth quarter of fiscal 1998. Adjusting for these two transactions, total revenue growth for the third quarter of fiscal 1999 was 5.3% and 4.7% for the first nine months of fiscal 1999.

     Rental revenue growth for the third quarter accounted for $3.6 million, or a 2.9% increase and for the first nine months it accounted for $14.1 million, or a 3.9% increase. U.S. rental revenues increased 5.4% (adjusted for the timing of the NLS asset purchase and the sale of three industrial locations) and Canadian rental revenues in U.S. dollars increased 5.0% for the third quarter and increased 5.5% and 2.3% respectively, for the first nine months. The growth in rental revenue, which is below historical growth patterns, was influenced by several factors, including lower growth rates in the southeastern part of the U.S. that were impacted by continuing NLS acquisition integration activities, a sharp downturn in the semi-conductor industry and a decline in the value of the Canadian dollar.

     Total direct sales to outside customers increased 2.7% to $4.6 million for the third quarter of fiscal 1999 compared to $4.5 million in the same period of fiscal 1998 and decreased 8.0% to $12.7 million for the first nine months of fiscal 1999 from $13.8 million in the same period of fiscal 1998. This decrease is primarily the result of shifting garment manufacturing capacity from sales to external customers to internal use by the Company for rental customers. Cost of direct sales, as a percentage of direct sales, decreased to 71.1% for the third quarter of fiscal 1999 from 72.4% in the same period of fiscal 1998 and decreased to 69.3% for the first nine months of fiscal 1999 from 71.7% for the same period of fiscal 1998.

     Cost of rental operations decreased 0.5% to $71.5 million for the third quarter of fiscal 1999 from $71.9 million in the same period of fiscal 1998 and rose 0.8% to $210.8 million for the first nine months of fiscal 1999 from $209.1 million in the same period of fiscal 1998. As a percentage of rental revenues, these costs decreased to 56.5% for the third quarter of fiscal 1999 from 58.4% in the same period of fiscal 1998 and decreased to 56.3% for the first nine months of fiscal 1999 from 58.0% in the same period of fiscal 1998. The Company attributes this decrease as a percent of revenue to improvements in all components of rental operations (merchandise, production and delivery costs), primarily at locations acquired in the NLS transaction.

     Selling and administrative expenses increased 11.5% to $28.0 million in the third quarter of fiscal 1999 from $25.1 million in the same period of fiscal 1998 and increased 10.1% to $83.1 million for the first nine months of fiscal 1999 from $75.5 million in the same period of fiscal 1998. As a percentage of revenues, selling and administrative expenses increased to 21.4% in the third quarter of fiscal 1999 from 19.7% in the same period of fiscal 1998 and increased to 21.5% in the nine month period of fiscal 1999 from 20.2% in the same period of fiscal 1998. The increase as a percent of revenue is due to several factors, including higher selling expenses in the locations acquired in fiscal 1998, increased information technology costs, expenses associated with Year 2000 readiness, additions to corporate senior management and other corporate initiatives.

     Depreciation expense increased 2.0% to $7.0 million in the third quarter of fiscal 1999 from $6.9 million in the same period of fiscal 1998 and increased 3.8% to $20.1 million for the first nine months of fiscal 1999 from $19.3 million in the same period of fiscal 1998. As a percentage of revenues, depreciation expense decreased to 5.3% in the third quarter of fiscal 1999 from 5.4% in the same period of fiscal 1998 and remained constant at 5.2% for the nine month period of fiscal 1999 compared to 5.2% for the same period in fiscal 1998. Capital expenditures, excluding acquisition of businesses, were $9.0 million in the third quarter of fiscal 1999 compared to $11.1 million in the prior year's quarter, and for the nine month period they were $30.1 million compared to $29.0 million in the prior year.

     Amortization expense decreased 7.1% to $2.1 million in the third quarter of fiscal 1999 from $2.3 million in the third quarter of fiscal 1998 and decreased 9.6% to $6.4 million in the first nine months of fiscal 1999 from $7.1 million in the same period of fiscal 1998. This decrease is attributable to the sale of acquired industrial facilities and the related intangible assets during the third and fourth quarters of fiscal 1998.

     Income from operations increased 6.2% to $19.2 million in the third quarter of fiscal 1999 from $18.0 million in the same period of fiscal 1998 and increased 8.7% to $57.9 million for the first nine months of fiscal 1999 from $53.2 million in the same period of fiscal 1998. Operating margins increased to 14.6% for the third quarter of fiscal 1999 from 14.2% in the same period of fiscal 1998 and increased to 14.9% for the nine month period of fiscal 1999 from 14.2% in the same period of fiscal 1998. U.S. operating margins increased to 12.8% for the third quarter of fiscal 1999 from 12.7% in the same period of fiscal 1998 and increased to 13.2% for the nine month period of fiscal 1999 from 12.7% in the same period of fiscal 1998.

     Interest expense was $4.2 million for the third quarter of fiscal 1999, down from $5.4 million in the same period of fiscal 1998 and was $13.2 million for the first nine months of fiscal 1999, down from $16.3 million in the same period of fiscal 1998. The Company's effective tax rate increased to 39.5% in the third quarter of fiscal 1999 from 39.3% in the same period of fiscal 1998 and it increased to 39.5% in the nine month period of fiscal 1999 from 39.3% in the same period of fiscal 1998.

     Net income rose 18.2% to $9.4 million in the third quarter of fiscal 1999 from $8.0 million in the same period of fiscal 1998 and rose 17.9% to $27.3 million in the first nine months of fiscal 1999 from $23.2 million in the first nine months of fiscal 1998. Basic and diluted earnings per share for the third quarter of fiscal 1999 were $.46 per share compared with $.39 for third quarter of fiscal 1998. Basic and diluted earnings per share for the first nine months of 1999 increased to $1.34 and $1.33 respectively from $1.14 for the first nine months of fiscal 1998.

Net income margins increased to 7.2% for the third quarter of fiscal 1999 compared with 6.3% in the third quarter of fiscal 1998 and increased to 7.1% for the nine month period of fiscal 1999 compared with 6.2% in the nine month period of fiscal 1998.



LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities was $13.5 million in the third quarter of fiscal 1999 and $25.4 million in the same period of fiscal 1998. Cash flow from operating activities was $46.0 million in the nine month period of fiscal 1999 and $60.9 million in the same period of fiscal 1998. The fiscal 1999 decrease resulted from increases in inventories and decreases in accounts payable, partially offset by increases in net income and decreases in accounts receivable when compared to the third quarter of 1998. Working capital at March 27, 1999 was $61.4 million, down 16.4% from $73.3 million at June 27, 1998.

     Cash used in investing activities was $7.1 million in the third quarter of fiscal 1999 and $9.9 million in the third quarter of fiscal 1998. Cash used in investing activities was $28.7 million in the nine month period of fiscal 1999 and $308.8 million in the same period of fiscal 1998. The decrease is primarily due to the acquisition of the NLS assets in the first quarter of fiscal 1998.

     Cash used for financing activities was $10.7 million in the third quarter of fiscal 1999 and $16.2 million in the same period of fiscal 1998. Cash used for financing activities was $23.6 million in the nine month period of fiscal 1999 and cash provided by financing activities was $250.1 million in the same period of fiscal 1998. $355.8 million of cash was obtained by issuing debt primarily for the acquisition of selected assets of NLS in the first quarter of fiscal 1998. The Company's ratio of debt to total capitalization decreased to 50.4% at the end of the third quarter of fiscal 1999 from 55.8% at June 27, 1998.

     Stockholders' equity grew 12.6% to $223.2 million at March 27, 1999, compared with $198.1 million at the end of fiscal 1998. G&K's return on average equity increased to 13.0% in the nine month period of fiscal 1999 compared with 12.9% for the same period of fiscal 1998.

     Management believes that cash flows generated from operations and borrowing capability under its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

YEAR 2000 READINESS DISCLOSURE

     The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its U.S. and Canadian operations that will be affected by the date change in the year 2000. The Company began an extensive review of its business in January, 1998, to determine whether or not its IT and non-IT systems and assets were year 2000 ready, as well as the remedial action and related costs associated with required modifications or replacements. The Company's goal is to ensure current business operations will continue to function accurately with minimal disruption through the year end change. The Company is continuing discussions with its significant suppliers to determine the readiness of those suppliers to correct year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company has assessed the extent to which its operations are vulnerable and has created contingency plans should those suppliers not succeed to properly prepare their systems. The Company believes these actions with key suppliers should minimize the risks. The scope of the year 2000 readiness effort includes (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as micro controllers contained in various equipment, safety systems, facilities and utilities and (iii) readiness of key third-party suppliers. The Company has committed resources and leveraged previous investments in existing technologies in an effort to achieve these objectives.

     The Company has a documented process through which all IT and non-IT systems and assets have been reviewed with reference to year 2000 date issues. This methodology takes each system and asset through the following lifecycle:
           -   Awareness - Educate employees about year 2000 issues.
           - Assessment - Conduct an inventory and impact analysis of the business, operations, and systems. Identify priorities and plan.
           - Analysis - Analyze the asset(s) to determine the tasks, resources and duration required to ensure compliance.
           - Contingency Planning - Identify alternative solutions to maintain operational and financial results.
           - Conversion - Renovation plan is finalized, approved and implemented.
           - Testing - Approved validation plans are implemented and testing occurs.
           - Rollout - Implementation plan is approved, and tested compliance solution is fully implemented into production.

     The Company's key systems and assets are as follows:
           - Financial systems software - SAP financial systems were implemented and operational as of June 28, 1998. The Company has completed year 2000 testing and believes the financial systems are year 2000 ready.
           - Revenue recognition system - Renovation and testing of this internally developed system are complete. Rollout to all locations will be completed by the end of May 1999.
           - Other IT software, hardware and communications - Eighty percent (80%) of our systems have been evaluated as Year 2000 ready; the remaining systems await vendor solutions of updated software or hardware and are scheduled for completion by September 30, 1999.
           - Non-IT plant and related equipment - All production equipment has been verified for Year 2000 readiness.
           - Business processes and procedures - All process flows were analyzed for risk with appropriate contingency plans created. Ongoing monitoring throughout the remainder of the calendar year will occur to ensure contingency plans are implemented as appropriate on a timely basis.
           - Third parties - The Company's supply chain was assessed to ensure all significant vendors will have the ability to meet the Company's needs. No disclosures of non-compliant suppliers have been discovered. All appropriate contingency plans are in place.


     The Company will not be deferring any other significant IT projects to address the year 2000 issues. Because the year 2000 issue is of short duration, the Company has retained experts and advisors to evaluate year 2000 readiness; assist in analysis, renovation, and contingency planning; and conduct independent testing when renovations are completed. The Company's core IT staff will continue to stay focused on the Company's business needs, as well as assist with year 2000 analysis and renovation.

     The Company is implementing proposed solutions and began to incur expenses during fiscal 1998 to resolve the year 2000 issue. These expenses will continue through the year 2000. Maintenance or modification costs are expensed as incurred, while costs of any new software and equipment are being capitalized over the asset's useful life, consistent with the Company's financial policies. The Company has spent approximately $3.5 million related to the year 2000 analysis; $2.0 million of these costs were capitalized. The Company has budgeted $7.3 million of total expenditures for the year 2000 compliance activities, of which $4.1 million will be capitalized, although there can be no assurance the year 2000 related expenditures will not be materially higher. The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems are based upon assumptions regarding future events, including the continued availability of certain resources, year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its systems for year 2000 readiness. These developments include, but are not limited to (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the year 2000 readiness success that key suppliers attain.

     Contingency plans have been developed for all areas of the business. The Company used a weighted system to evaluate and determine this level of risk in each of five areas: Operational, Facility Safety, Financial

Management, Legal Implication and Organizational Implication. Where necessary, the Company is implementing various contingency plans that will include, but are not limited to, the following:

           - Secondary vendors for garments and other significant non-uniform inventories
           - Modifying inventory ordering practices during the year end transition.
           -   Manual work-arounds for less critical computerized systems
           - Staffing of management response teams during critical date changes, such as our fiscal year change on June 27, 1999 and the calendar year change on January 1, 2000.

     While the Company has exercised its best efforts to identify and remedy any potential year 2000 exposures within its control, the largest risks are expected with utilities in the form of water and power which, to a significant extent, are beyond the immediate control of the Company. To date, the Company has not identified any suppliers who will not be year 2000 compliant; however the Company has developed appropriate contingency plans.

     While the Company believes its planning efforts are adequate to address its year 2000 concerns, the year 2000 readiness of the Company's suppliers and business partners may lag behind the Company's efforts. Although the Company does not believe the year 2000 matters discussed above should have a material impact on its business, financial condition and results of operations, it is uncertain as to what extent the Company may be affected by such matters.

MARKET RISK SENSITIVITY

     The Company uses financial instruments, including fixed and variable rate debt, as well as swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended March 27, 1999.

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

                                 OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None


ITEM 6.  Exhibits and Reports on Form 8-K


     a.   Exhibits

             10.1 Form of Change of Control Agreement between Registrant and each of Richard Fink, Thomas Moberly, Joseph L. Rotunda, Martin S. Reader, Timothy W. Kuck and Jeffrey L. Wright, dated February 24, 1999. *

             10.2 First Amendment, dated December 30, 1998, to Credit Agreement dated July 14, 1997, among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada.

             10.3 Non-Competition and Confidentiality Agreement between
                  Registrant and Joseph L. Rotunda dated December 7, 1998. *

             10.4 Non-Competition and Confidentiality Agreement between
                  Registrant and Jeffrey L. Wright dated February 8, 1999. *

             27   Financial Data Schedule (for SEC use only)


          *Compensatory plan or arrangement

     b.  Reports on Form 8-K.

          None

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   G&K SERVICES, INC.
                                   (Registrant)

















          Date:    May 11, 1999                s/Jeffrey L. Wright
                 ------------------          -------------------------------

                                             Jeffrey L. Wright
                                             Chief Financial Officer
                                             (Principal Financial Officer)



                                               s/Michael F. Woodard
                                             -------------------------------
                                             Michael F. Woodard
                                             Controller
                                             (Principal Accounting Officer)

                                EXHIBIT INDEX



 10.1       Form of Change of Control Agreement between Registrant
            and each of Richard Fink, Thomas Moberly, Joseph L.
            Rotunda, Martin S. Reader, Timothy W. Kuck and Jeffrey
            L. Wright, dated February 24, 1999. *                        17

 10.2       First Amendment, dated December 30, 1998, to Credit
            Agreement dated July 14, 1997, among G&K Services,
            Inc., Work Wear Corporation of Canada Ltd., as
            Borrowers, various banks, and Norwest Bank Minnesota,
            National Association, and NBD Bank and First Chicago
            NBD Bank, Canada.                                            19

 10.3       Non-Competition and Confidentiality Agreement between
            Registrant and Joseph L. Rotunda dated December 7,
            1998. *                                                      27


 10.4       Non-Competition and Confidentiality Agreement between
            Registrant and Jeffrey L. Wright dated February 8,
            1999. *                                                      31

 27         Financial Data Schedule (for SEC use only)

          *Compensatory plan or arrangement