Form 10-K405
period 1999-06-26
G&K SERVICES INC
filed 1999-09-23
CIK 39648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
---------- Exchange Act of 1934

                     For the Fiscal Year Ended June 26, 1999

---------- Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                          Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

   MINNESOTA                                     41-0449530
-----------------                           --------------------------
(State of incorporation)             (I.R.S. Employer Identification No.)

                           5995 OPUS PARKWAY, STE. 500
                           MINNETONKA, MINNESOTA 55343
                          ------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code      (612) 912-5500
                                                  -----------------------

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
                                                                  ----   ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X . No .
                                            ----   ---

          The aggregate market value of the voting stock of registrant held by non-affiliates of registrant, on September 10, 1999, computed by reference to the closing sale price of such shares on such date, was approximately $841,275,351.

          On September 10, 1999, there were outstanding 19,043,915 and 1,474,996 shares of the registrant's Class A and Class B Common Stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                     PART OF 10-K INTO WHICH
DOCUMENT                                             DOCUMENT IS INCORPORATED
--------                                             ------------------------
Portions of proxy statement for the annual meeting
  of stockholders to be held October 28, 1999        Parts I and III

                                     PART I


ITEM 1.    BUSINESS

          G&K Services, Inc. and its wholly owned subsidiaries (the Company or G&K) was formed in 1902. G&K operates in the uniform industry. The Company rents uniforms (including cleanroom garments) to its customers and offers uniforms and other related products for sale. The uniform rental business also includes the rental of nonuniform items such as floormats, dust mops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniform garments, which it uses to support rental customers and sells on a direct sale basis.

          On July 14, 1997, the Company purchased the uniform rental assets and selected linen assets of National Linen Service (NLS), consisting of twenty industrial facilities and nine linen facilities. It was G&K's intent to hold for sale the nine linen facilities. During fiscal year 1998, the Company divested eight of these locations, along with three industrial facilities that were not compatible with the Company's strategic goals. During fiscal year 1999, G&K sold one linen location. This transaction completed the sale of the nine linen facilities acquired from NLS that were held for sale.

          The Company has been steadily expanding its operations into additional geographic markets. G&K currently operates from approximately 125 locations in 36 U.S. states and the Canadian provinces of Quebec and Ontario. By comparison, G&K operated from approximately 40 locations in 21 states in 1988.

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

          Most of the Company's customers also lease items other than uniforms, primarily floormats, dust mops, dust cloths, wiping towels and linens. Floormats are used to protect facilities from dust, grease, moisture and other hazards, and can also enhance decor, provide a corporate identity logo or improve traffic safety. Dust mops, cloths and wiping towels are chemically treated to attract and hold dirt, and are provided in a range of sizes. The Company's wiping towels are used by its customers for numerous wiping and cleaning tasks in varied settings. Selected linen items, primarily aprons and towels, are used for sanitary or cleaning purposes.

CUSTOMERS

          The Company's customer base includes divisions of more than half of the Fortune 100 companies as well as over 100,000 smaller businesses. No one customer accounts for more than 1% of the Company's total revenues.

COMPETITION

          The Company encounters a high level of competition from a number of companies in the geographic areas it serves. The Company ranks among the nation's largest garment rental suppliers. Major competitors include AraMark (a division of ARA Services, Inc.) and such publicly held companies as Unifirst Corporation and Cintas Corporation. The Company also competes with a multitude of regional and local competitors that varies by market. The Company believes that it competes effectively in its line of business because of the quality and breadth of its product line, and the comprehensive customer service programs it offers.

ENVIRONMENTAL MATTERS

          The Company generates modest amounts of wastes in connection with its operations. The Company believes that all of these wastes have been disposed of properly. Some of these wastes may be classified as hazardous wastes under various state and federal environmental legislation.

          The Company has been identified as a potentially responsible party
(PRP) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws, at a number of waste disposal sites. Under such laws, PRPs typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites. The Company's ultimate responsibility, therefore, could be greater than the share of waste contributed by the Company would otherwise indicate.

          The Company has received a letter from the Minnesota Pollution Control Agency (MPCA), which claims that solvents have been detected in the soils near a facility that was owned by the Company from the late 1940s until the early 1970s. Neither the extent of the solvents in the soils nor the source of the solvents is known to the Company. The Company has agreed to participate in a Voluntary Investigation and Cleanup Program through the MPCA, but is unable to provide any estimate of the remediation costs at this time since the investigation has not been completed. The Company expects to reach an agreement with the MPCA with respect to a remediation plan. Therefore, no litigation is expected to be commenced against the Company in connection with this matter.

          The Company has been placed on notice by the owners of a Wayzata, Minnesota, shopping center regarding the alleged presence of solvents in the ground water in the vicinity of the shopping center, where certain affiliates of the Company formerly operated a dry cleaning establishment in the shopping center. At this time, no demand has been made and no action has been commenced against the Company. The owners of the shopping center have informed the Company that they are pursuing cleanup through state funding mechanisms. Since little information is available at this time, the Company is unable to predict what, if any, liability the Company may have in this matter.

EMPLOYEES

          The Company's U.S. operations had a total of 6,743 employees as of June 26, 1999, consisting of 255 professional sales personnel, 1,269 route personnel, 3,954 production employees, 624 clerical/staff employees and 641 management employees. Approximately 16% of the Company's U.S. employees are represented by unions. Management believes its domestic employee relations are satisfactory.

          The Company's Canadian operations had a total of 948 employees as of June 26, 1999, consisting of 35 professional sales personnel, 157 route personnel, 551 production employees, 106 clerical/staff employees and 99 management employees. Approximately 74% of the Company's Canadian employees are represented by unions. Management believes Canadian employee relations are satisfactory.

FOREIGN AND DOMESTIC OPERATIONS

          Financial information relating to foreign and domestic operations is set forth in Note 8 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 2.    PROPERTIES

          The Company cleans and supplies rental items principally from forty-four industrial garment, cleanroom garment, dust control and linen supply plants located in the following cities in the United States:

                                                   Building                                                          Building
     City                                       Square Footage            City                                    Square Footage
--------------------------------------------- -------------------    ------------------------------------------- ------------------
Albuquerque, New Mexico (two plants)                38,800           Memphis, Tennessee                               35,400
                                                    10,300           Mesa, Arizona                                    36,000
Atlanta, Georgia (two plants)                       40,000           Milwaukee, Wisconsin                             44,220
                                                    52,000           Minneapolis, Minnesota (two plants)              70,000
Augusta, Georgia                                    42,500                                                            93,000
Birmingham, Alabama                                 30,000           Mobile, Alabama                                  47,300
Chicago, Illinois                                   48,700           Monroe, North Carolina                           40,700
Dallas, Texas                                       12,120           Montgomery, Alabama                              23,400
Denver, Colorado (two plants)                       56,200           New Orleans, Louisiana                           29,000
                                                    17,630           Opa Locka, Florida                               40,000
Fort Worth, Texas (two plants)                      38,000           Phoenix, Arizona                                 55,000
                                                    70,700           Pittsburg, California                            47,000
Fort Lauderdale, Florida                            51,100           Portland, Oregon                                 16,200
Graham, North Carolina                             115,000           Portsmouth, Virginia                             36,320
Green Bay, Wisconsin                                51,700           Rockford, Illinois                               32,000
Houston, Texas                                      39,820           St. Cloud, Minnesota                             45,400
Indianapolis, Indiana                               45,400           Salt Lake City, Utah                             41,500
Jonesboro, Arkansas                                 30,000           San Antonio, Texas                               40,700
Kansas City, Missouri                               44,220           San Jose, California                             58,600
Lakeland, Florida                                   56,000           Seattle, Washington                              45,400
Los Angeles, California                             48,300           Tampa, Florida                                   45,400
Louisville, Kentucky                                41,330           Tempe, Arizona                                   13,300


All of these facilities are owned by the Company except those in Albuquerque, New Mexico (10,300 sq. ft.); Dallas, Texas; Denver, Colorado (17,630 sq. ft.); Jonesboro, Arkansas; Lakeland, Florida; Portland, Oregon; Portsmouth, Virginia; and Tempe, Arizona, which are leased.

          The Company also operates principally from five plants located in the following cities in Canada:

                                                   Building                                                          Building
     City                                       Square Footage            City                                    Square Footage
--------------------------------------------- -------------------    ------------------------------------------- ------------------
Toronto, Ontario (Metro East)                       49,000           Windsor, Ontario                                 42,900
Montreal, Quebec                                    56,900           Sault Sainte Marie, Ontario                      23,700
Cambridge, Ontario                                  57,600


All of these facilities are owned by the Company, except the Windsor facility, which is leased.

ITEM 3.    LEGAL PROCEEDINGS

          The Company is not a party to any legal proceedings other than routine litigation incidental to the business of the Company and as set forth in Item 1. Business - Environmental Matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1999.

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

                              High              Low
------------------------------------------------------------
Fiscal 1999
  1st Quarter               55 3/4             41 5/8
  2nd Quarter               54 5/8             40 1/2
  3rd Quarter               56 1/4             45 1/2
  4th Quarter               52 5/16            39 3/4
------------------------------------------------------------
Fiscal 1998
  1st Quarter               38 1/2             33
  2nd Quarter               41 1/4             33 1/4
  3rd Quarter               47 5/16            40
  4th Quarter               44 3/16            36
------------------------------------------------------------

          As of September 10, 1999, the Company had approximately 600 registered stockholders.

          The Company has declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended June 26, 1999 and June 27, 1998. The Company's debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA

          The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

                                              1999          1998         1997          1996          1995
--------------------------------------------------------------------------------------------------------------
Revenues                                       $519,966     $502,593      $350,914      $305,414     $262,481
Net Income                                       37,029       32,058        29,002        22,720       18,286
Per Share Data:
    Basic earnings per share                       1.81         1.57          1.43          1.12         0.90
    Diluted earnings per share                     1.81         1.57          1.42          1.11         0.90
    Dividends per share                            0.07         0.07          0.07          0.07         0.07
Total Assets                                    541,432      531,842       311,965       282,520      253,333
Long-Term Debt                                  193,952      234,843        54,284        75,143       76,519
Stockholders' Equity                            235,633      198,120       168,987       140,976      118,529
--------------------------------------------------------------------------------------------------------------


          The fiscal 1998 results include the results of operations of facilities purchased from NLS. See Note 2 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In fiscal 1999, G&K, now the third largest competitor in the estimated $5.5 billion uniform leasing industry, achieved 3.5% revenue growth, a 15.5% increase in net income and realized a 17.1% return on average equity. G&K's record of strong financial performance results from an effective, consistent growth strategy designed to meet the diverse needs of customers in the industrial uniform market.

          On July 14, 1997, the Company purchased the uniform rental assets and selected linen assets of NLS. The 20 uniform locations contributed $115.4 million in revenue during the fiscal year. The Company held for sale the nine linen facilities acquired in the NLS transaction. Losses from these nine facilities from the date of acquisition to the date of sale (not to exceed one year) of $659 thousand, including interest on incremental debt incurred during the holding period to finance the purchase of these facilities totaling $3.5 million and the proceeds from the sale were excluded from the earnings reported for fiscal 1998. Amounts excluded from earnings were included in the allocation to the purchase price of retained assets and liabilities. During fiscal 1998, the Company divested eight of the nine locations held for sale and three industrial locations that were not compatible with the Company's strategic goals. During fiscal 1999, G&K sold the remaining linen location held for sale.

          For the latest five-year period, revenues grew at a rate of 18.2%, compounded annually. This exceeds the Company's stated goal of maintaining a long-term growth rate of 15%. These results reflect the Company's strategies to attain increased market penetration and an expanded customer base through internal growth and acquisitions.

          The Company's five-year growth rate for net income was 20.1%, compounded annually. The Company's investments in new technologies provide increased productivity and reduced labor expenses. Better merchandise control and lower processing costs are contributing to bottom-line growth, while garment manufacturing facilities enhance product quality and decrease merchandise costs.

          The percentage relationships to net sales of certain income and expense items for the three fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997, and the percentage changes in these income and expense items between years are presented in the following table:


                                               Percentage of Net Sales                 Percentage Change
                                                     Years Ended                         Between Years
                                      ------------------------------------------  -----------------------------
                                                                                    FY 1999 vs.    FY 1998 vs.
                                       Fiscal 1999   Fiscal 1998   Fiscal 1997        FY 1998        FY 1997
                                      ------------------------------------------  ------------------------------
Revenues                                    100.0%        100.0%        100.0%            3.5%         43.2%

Expenses:
  Cost of rental and direct sales            56.8          58.6          55.9             0.3          50.2
  Selling and administrative                 21.4          19.9          22.9            11.1          24.8
  Depreciation                                5.3           5.3           5.6             4.0          33.6
  Amortization of intangibles                 1.6           1.8           0.6            (7.1)        314.7
                                      -------------------------------------------
Income from operations                       14.9          14.4          15.0             6.9          37.4

Interest expense                              3.3           4.3           1.9           (21.2)        219.1
Other income, net                            (0.2)         (0.4)         (0.6)          (53.8)          7.4
                                      -------------------------------------------
Income before income taxes                   11.8          10.5          13.7            16.0          10.1

Provision for income taxes                    4.7           4.1           5.4            16.8           9.5
                                      -------------------------------------------

Net income                                    7.1%          6.4%          8.3%           15.5%         10.5%
                                      -------------------------------------------
                                      -------------------------------------------

FISCAL 1999 COMPARED TO FISCAL 1998

          Total revenues for fiscal 1999 rose 3.5% to $520.0 million from $502.6 million in fiscal 1998. The first quarter of fiscal 1998 included only eleven weeks of revenues from assets acquired from NLS on July 14, 1997, including three industrial locations that were later sold in the fourth quarter of fiscal 1998. Adjusting for the timing of the NLS asset purchase and divested operations, total revenue growth was 4.2% for fiscal 1999.

          Rental revenues rose $19.5 million in fiscal 1999, a 4.0% increase over fiscal 1998. U.S. annual rental revenues increased 4.9% over comparable revenues for the prior year and Canadian rental revenues in U.S. dollars increased 3.9%. The growth in rental revenue, which is below historical patterns, was influenced by several factors, including lower growth rates in the southeastern part of the U.S. that were impacted by continuing NLS acquisition integration activities, a sharp downturn in the semiconductor industry and a decline in the value of the Canadian dollar.

          Total direct sales to outside customers decreased 11.4% to $16.9 million in fiscal 1999 from $19.1 million in fiscal 1998. This decrease is primarily the result of shifting garment manufacturing capacity from sales to external customers to internal use by the Company for rental customers. Cost of direct sales decreased 13.3% to $11.9 million in fiscal 1999 from $13.8 million in fiscal 1998. As a percent of direct sales, these costs improved to 70.6% compared to 72.2% in the prior year.

          Cost of rental operations increased 1.0% to $283.4 million in fiscal 1999 from $280.7 million in fiscal 1998. As a percent of rental revenues, these costs decreased to 56.3% in fiscal 1999 compared to 58.0% in fiscal 1998. The Company attributes this decrease as a percent of revenue to improvements in all components of rental operations (merchandise, production and delivery costs), primarily at locations acquired in the NLS transaction.

          Selling and administrative expenses increased 11.1% to $111.2 million in fiscal 1999 from $100.1 million in fiscal 1998. As a percentage of total revenues, selling and administrative expenses increased to 21.4% in fiscal 1999 from 19.9% in fiscal 1998. The increase as a percent of revenue is due to several factors, including higher selling expenses in the locations acquired in fiscal 1998, increased information technology costs, expenses associated with Year 2000 readiness, additions to corporate senior management and other corporate initiatives.

          Depreciation expense increased 4.0% to $27.4 million in fiscal 1999 from $26.4 million in fiscal 1998. As a percentage of revenues, depreciation expense remained constant at 5.3% in fiscal 1999 compared to 5.3% in fiscal 1998. Capital expenditures for fiscal 1999, excluding acquisition of businesses, was $38.0 million compared to $37.4 million in fiscal 1998. Amortization expense decreased to $8.6 million for fiscal 1999 from $9.2 million in fiscal 1998. This decrease is attributable to the sale of acquired industrial facilities and the related intangible assets during the third and fourth quarters of fiscal 1998 and third quarter of fiscal 1999.

          Income from operations increased 6.9% to $77.4 million in fiscal 1999 from $72.4 million in fiscal 1998. Operating margins increased to 14.9% in fiscal 1999 from 14.4% in fiscal 1998. U.S. operating margins increased to 13.1% in fiscal 1999 from 12.9% in fiscal 1998.

          Interest expense was $17.2 million for fiscal 1999, down from $21.8 million in fiscal 1998. The Company's effective tax rate increased slightly to 39.5% in fiscal 1999 from 39.2% in fiscal 1998.

          Net income rose 15.5% to $37.0 million in fiscal 1999 from $32.1 million in fiscal 1998. Basic and diluted earnings per share for fiscal 1999 was $1.81 per share compared to basic and diluted earnings per share of $1.57 per share in fiscal 1998. Net income margins increased to 7.1% for fiscal 1999 compared to 6.4% in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

          Total revenues for fiscal 1998 rose 43.2% to $502.6 million from $350.9 million in fiscal 1997. Revenue attributable to the acquisition of certain assets of NLS was $115.4 million, including $9.8 million from three plants that were sold in May 1998. Excluding this acquisition and excluding prior year Toronto Linen operations that were sold in fiscal 1997, the total revenue growth was 11.3% for fiscal 1998.

          Rental revenues rose $149.5 million in fiscal 1998, a 44.7% increase over fiscal 1997. U.S. and Canadian annual rental revenues increased 11.7% and 10.5%, respectively, (excluding revenues from assets acquired from NLS and revenues from Toronto Linen). The improvement is primarily attributed to steady growth in the Company's traditional textile leasing operations as well as national account and cleanroom sales. A 14.6% growth in Canadian rental revenues in Canadian dollars was partially offset by unfavorable changes in the currency exchange rates.

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

          Depreciation expense increased 33.6% to $26.4 million in fiscal 1998 from $19.7 million in fiscal 1997. As a percentage of revenues, depreciation expense decreased to 5.3% in fiscal 1998 from 5.6% in fiscal 1997. This decrease is caused by the maturing of start-up operations and depreciation on acquired NLS assets based on fair market valuations. Capital expenditures for fiscal 1998, excluding acquisition of businesses, was $37.4 million compared to $35.5 million in fiscal 1997. Amortization expense increased to $9.2 million for fiscal 1998 from $2.2 million in fiscal 1997. This increase is attributable to the acquisition of certain assets from NLS.

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

LIQUIDITY AND FINANCIAL RESOURCES

          Cash flow from operating activities was $59.4 million in fiscal 1999, $74.5 million in fiscal 1998 and $44.1 million in fiscal 1997. The decrease in fiscal 1999 from fiscal 1998 resulted from the decrease in other current liabilities, primarily income taxes, during fiscal 1999 and the fiscal 1998 increase in accounts payable and other current liabilities in connection with the locations acquired from NLS. Working capital at June 26, 1999 was $73.2 million, down 0.2% from $73.3 million at June 27, 1998.

          Cash used in investing activities was $36.8 million in fiscal 1999, $236.4 million in fiscal 1998 and $37.9 million in fiscal 1997. The increase in fiscal 1998 was due primarily to the acquisition of assets from NLS. In fiscal 2000, capital expenditures are anticipated to be approximately $44 million to $48 million.

          Financing activities used cash of $28.3 million in fiscal 1999, provided $166.9 million of cash in fiscal 1998 and used $6.1 million in fiscal 1997. The fiscal 1998 cash provided by financing activities was used in the acquisition of selected assets of NLS. The total long-term debt, including current maturity, decreased to $222.3 million at June 26, 1999 from

$249.8 million at June 27, 1998. The Company paid dividends of $1.4 million in each of the fiscal years 1999, 1998 and 1997. The Company's ratio of debt to total capitalization decreased to 48.5% at the end of fiscal 1999 from 55.8% at the end of fiscal 1998. The Company has a $125.0 million line of credit and a $10.0 million discretionary credit facility, of which $13.2 million and $2.0 million, respectively, was outstanding at the end of fiscal 1999.

          In connection with G&K's acquisition of selected assets of NLS in July 1997, the Company entered into a new $425 million credit facility to fund the purchase price of the assets and refinance existing indebtedness. The unused portion of the revolver may be used for working capital and to provide letters of credit. The credit facility, as amended on December 30, 1998, contains various restrictive covenants that, among other matters, require the Company to maintain a minimum interest coverage ratio, minimum stockholders' equity and maximum leverage ratio, all as defined. The credit facility also limits additional indebtedness, investments, capital expenditures and cash dividends. As of June 26, 1999, the Company was in compliance with all debt covenants. On March 18, 1999 the Company received a full release of collateral based on the Company having met certain financial covenants.

          Stockholders' equity grew 18.9% to $235.6 million at June 26, 1999, compared with $198.1 million at the end of fiscal 1998. G&K's return on average equity decreased to 17.1% in fiscal 1999, compared with 17.5% and 18.7% for fiscal 1998 and fiscal 1997, respectively.

          Management believes that cash flows generated from operations and borrowing capability under its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

YEAR 2000 READINESS DISCLOSURE

          The Company utilizes both information technology (IT) and non-IT systems and assets throughout its U.S. and Canadian operations that will be affected by the date change in the year 2000. The Company began an extensive review of its business in January 1998 to determine whether or not its IT and non-IT systems and assets were Year 2000 ready, as well as the remedial action and related costs associated with required modifications or replacements. The Company's goal is to ensure current business operations will continue to function accurately with minimal disruption through the year-end change. The Company is continuing discussions with its significant suppliers to determine the readiness of those suppliers to correct Year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company has assessed the extent to which its operations are vulnerable and has created contingency plans should those suppliers not succeed to properly prepare their systems. The Company believes these actions with key suppliers should minimize the risks. The scope of the Year 2000 readiness effort includes (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as micro controllers contained in various equipment, safety systems, facilities and utilities and (iii) readiness of key third-party suppliers. The Company has committed resources and leveraged previous investments in existing technologies in an effort to achieve these objectives.

          The Company has a documented process through which all IT and non-IT systems and assets have been reviewed with reference to Year 2000 date issues. This methodology takes each system and asset through the following lifecycle:

          -    Awareness - Educate employees about Year 2000 issues.

          - Assessment - Conduct an inventory and impact analysis of the business, operations and systems. Identify priorities and plan.

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

          - Revenue recognition system - Renovation, testing and rollout of this internally developed system are complete.

          - Other IT software, hardware and communications - 90% of our systems have been evaluated as Year 2000 ready; the remaining systems await vendor solutions of updated software or hardware and are scheduled for completion by September 30, 1999.

          - Non-IT plant and related equipment - All production equipment has been verified for Year 2000 readiness.

          - Business processes and procedures - All process flows were analyzed for risk with appropriate contingency plans created. Ongoing monitoring throughout the remainder of the calendar year will occur to ensure that contingency plans are implemented as appropriate on a timely basis.

          - Third parties - The Company's supply chain was assessed to ensure that all significant vendors will have the ability to meet the Company's needs. No disclosures of non-compliant suppliers have been discovered. All appropriate contingency plans are in place.

          The Company did not defer any significant IT projects to address the Year 2000 issues. Because the Year 2000 issue is of short duration, the Company retained experts and advisors to evaluate Year 2000 readiness; assist in analysis, renovation, and contingency planning; and conduct independent testing when renovations were completed. The Company's core IT staff focused on the Company's business needs, as well as assisted with Year 2000 analysis and renovation.

          The Company is implementing proposed solutions and began to incur expenses during fiscal 1998 to resolve the Year 2000 issue. These expenses will continue through the fiscal year 2000. Maintenance or modification costs are expensed as incurred, while costs of any new software and equipment are being capitalized over the asset's useful life, consistent with the Company's financial policies. The Company has spent approximately $4.2 million related to the Year 2000 analysis; $2.0 million of these costs were capitalized. The Company has a remaining budget of $2.6 million for expenditures, although there can be no assurance that the Year 2000 related expenditures will not be materially higher. Included in the remaining budget is $1.9 million of computer equipment, which will be leased, and $0.6 million to be expensed as period costs. The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems are based upon assumptions regarding future events, including the continued availability of certain resources, Year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to implement its systems for Year 2000 readiness. These developments include, but are not limited to, (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the Year 2000 readiness success that key suppliers attain.

          Contingency plans have been developed for all areas of the business. The Company used a weighted system to evaluate and determine this level of risk in each of five areas: Operational, Facility Safety, Financial Management, Legal Implication and Organizational Implication. Where necessary, the Company is implementing various contingency plans that will include, but are not limited to, the following:

          - Secondary vendors for garments and other significant nonuniform inventories

          - Modifying inventory ordering practices during the year-end transition

          -    Manual work-arounds for less critical computerized systems

          - Staffing of management response teams during critical date changes, such as the calendar year change on January 1, 2000

          While the Company has exercised its best efforts to identify and remedy any potential Year 2000 exposures within its control, the largest risks are expected with utilities in the form of water and power which, to a significant extent, are beyond the immediate control of the Company. To date, the Company has not identified any suppliers who will not be Year 2000 compliant; however, the Company has developed appropriate contingency plans.

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

MARKET RISK SENSITIVITY

          The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. The information below summarizes the Company's market risks associated with debt and interest rate swap obligations as of June 26, 1999. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                                           Expected Maturity Date by Fiscal Year
                                         --------------------------------------------------------------------------
                                                                                                           Fair
(In thousands)                              2000      2001       2002       2003      2004      Total      Value
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt, variable rate               $26,362   $41,425    $60,378    $45,192   $48,957   $222,314  $222,314
     Average interest rate                    6.44%     7.12%      7.41%      7.53%     7.67%      7.32%     -

Interest Rate Swaps, variable to fixed      $50,000  $100,000     -          -          -       $150,000  $149,114
     Average pay rate                         6.22%     6.24%     -          -          -         -          -
     Average receive rate                     5.87%     6.55%     -          -          -         -          -


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

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Following is a summary of the results of operations for each of the quarters within fiscal years ended June 26, 1999 and June 27, 1998. All amounts are in thousands, except per share data.

QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

                                                    FIRST        SECOND        THIRD        FOURTH
-------------------------------------------------------------------------------------------------------
1999
  Revenues                                           $126,123      $129,864     $131,147      $132,832
  Gross Profit                                         54,845        56,266       56,360        57,138
  Income from Operations                               18,807        19,874       19,171        19,550
  Net Income                                            8,690         9,235        9,421         9,683
  Basic Earnings per Share                               0.43          0.45         0.46          0.47
  Diluted Earnings per Share                             0.43          0.45         0.46          0.47
  Dividends per Share                                  0.0175        0.0175       0.0175        0.0175
-------------------------------------------------------------------------------------------------------
1998
  Revenues                                           $118,426      $128,261     $127,471      $128,435
  Gross Profit                                         50,044        52,756       52,365        52,975
  Income from Operations                               16,815        18,364       18,044        19,188
  Net Income                                            7,445         7,787        7,971         8,855
  Basic Earnings per Share                               0.37          0.38         0.39          0.43
  Diluted Earnings per Share                             0.36          0.38         0.39          0.43
  Dividends per Share                                  0.0175        0.0175       0.0175        0.0175
-------------------------------------------------------------------------------------------------------


Reference is hereby made to the Consolidated Financial Statements and Notes thereto appearing on pages F-1 through F-15 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

           None





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age     Title                              Since
--------------------------------------------------------------------------------
Richard M. Fink               69      Chairman and Director               1968
Thomas Moberly                51      Chief Executive Officer,            1993
                                      President and Director
Joseph L. Rotunda             52      Chief Operating Officer and         1998
                                      Executive Vice President
Jeffrey L. Wright             37      Chief Financial Officer,            1999
                                      Treasurer and Secretary
Martin S. Reader              43      Vice President of Corporate         1993
                                      Development and Direct
                                      Sales Division
Michael F. Woodard            42      Controller                          1996
Bruce G. Allbright            70      Director                            1985
Paul Baszucki                 59      Director                            1994
Wayne M. Fortun               50      Director                            1994
Donald W. Goldfus             65      Director                            1989
William Hope                  66      Director                            1973
Bernard Sweet                 75      Director                            1975

RICHARD M. FINK has served as Chairman of the Board since 1981. Mr. Fink was also Chief Executive Officer of the Company from 1981 to January 1997.

THOMAS MOBERLY has served as Chief Executive Officer since January 1999. President since September 1997. Chief Operating Officer of the Company from September 1997 to January 1999. From 1993 to 1997, Mr. Moberly served as Executive Vice President. Mr. Moberly held various other management positions since joining the Company in 1974.

JOSEPH L. ROTUNDA has served as Chief Operating Officer since December 1998. Prior to joining the Company, Mr. Rotunda was Executive Vice President and Chief Operating Officer of Thorn Americas.

JEFFREY L. WRIGHT has served as Chief Financial Officer, Treasurer and Secretary since February 1999. Mr. Wright was Controller and Treasurer for BMC Industries prior to joining the Company.

MARTIN S. READER was named Vice President of Corporate Development and Direct Sales Division in 1999. He served as Vice President of Marketing since January 1997. From November 1993 to 1997, Mr. Reader served as Director of Marketing. Prior to joining the Company, he was Vice President of Strategic Planning and Business Development for Automatic Data Processing, Inc.

MICHAEL F. WOODARD joined the Company in September 1996 as Controller. Mr. Woodard was Treasurer of Dataserv, Inc. from 1993 to the time he joined the Company.

BRUCE G. ALLBRIGHT has been a director of the Company since 1985. Retired since January 1990, formerly President of Dayton Hudson Corporation. Prior thereto, Mr. Allbright was Chairman and Chief Executive Officer of Target Stores, a Division of Dayton Hudson Corporation. Mr. Allbright is a director of TCF Financial, Inc. and F.A., Hannaford Brothers Company.

PAUL BASZUCKI has been a director of the Company since 1994. Chairman of the Board of Directors of Norstan, Inc. since May 1997. Prior thereto, Mr. Baszucki was Chief Executive Officer of Norstan, Inc. Mr. Baszucki is also a director of Washington Scientific Industries, Inc.

WAYNE M. FORTUN has been a director of the Company since 1994. President, Chief Executive Officer, Chief Operating Officer and a director of Hutchinson Technology, Inc. Mr. Fortun is also a director of Excelsior-Henderson Motorcycle Manufacturing Company.

DONALD W. GOLDFUS has been a director of the Company since 1989. Retired since June 1999. Formerly the Chairman of the Board of Directors of Apogee Enterprises, Inc. Mr. Goldfus continues as a director of Apogee Enterprises, Inc. and also served as Chief Executive Officer of that company from 1986 until January 1998.

WILLIAM HOPE has been a director of the Company since 1983. Retired since January 1999. Formerly Chief Executive Officer of the Company from January 1997 until January 1999. From 1993 to 1997, Mr. Hope served as President and Chief Operating Officer of the Company. Mr. Hope is also a director of Minntech Corporation.

BERNARD SWEET has been a director of the Company since 1975. Retired since 1985, formerly President and Chief Executive Officer of Republic Airlines, Inc. Mr. Sweet is a director of US Foodservice.


ITEM 11.   EXECUTIVE COMPENSATION

           Reference is made to information with respect to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Reference is made to information with respect to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Reference is made to information with respect to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                     (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K

(a)       Reports filed on Form 8-K during the fourth quarter of fiscal year
          1999:

          None

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

          2(b) Side Letter dated as of July 14, 1997, by and among National Service Industries, Inc., a Delaware corporation; National Service Industries, Inc., a Georgia corporation; NSI Enterprises, Inc., a California corporation and G&K Services, Inc. (incorporated herein by reference to the Registrant's Form 8-K filing dated July 14, 1997).

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

          3(b) Bylaws, as amended, (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456 and incorporated by reference to exhibit 3ii of the Registrant's Form 10-Q filed May 17, 1994).

          10(a) Employment Agreement between the Registrant and Richard Fink dated January 6, 1987, (incorporated herein by reference to the Registrant's Registration No. 33-15456). **

          10(b) Stockholder Agreement by and among the Registrant, Richard Fink, William Hope, Stephen LaBelle, Daniel Nielsen, Phillip Oberg and Robert Stotts, dated June 14, 1985 (incorporated herein by reference to the Registrant's Schedule 13E-4 filing dated May 13,
          1985).

          10(c) 1989 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant's definitive proxy statement for the 1989 Annual Meeting of Shareholders filed August 29, 1989). **

          10(d) 1996 Director Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-K, for the fiscal year ended June 29, 1996). **

          10(e) Employment Agreement between Registrant and Thomas Moberly, dated February 20, 1990 (incorporated herein by reference to the Registrant's Form 10-K filed, for the fiscal year ended July 3,
          1993). **

          10(f) Credit Agreement dated as of July 14, 1997, among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant's Form 8-K filing dated July 14, 1997).

          10(g) Employment Agreement between Registrant and Timothy W. Kuck dated May 12, 1997 (incorporated herein by reference to the Registrant's Form 10-K filed, for the fiscal year ended June 28,
          1997). **

          10(h) 1998 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed October 5, 1998). **

          10(i) Non-Competition and Confidentiality Agreement between Registrant and Joseph L. Rotunda dated December 7, 1998 (incorporated herein by reference to the Registrant's Form 10-Q filed May 11,
          1999). **

          10(j) First Amendment, dated December 30, 1998, to Credit Agreement dated July 14, 1997, among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant's Form 10-Q filed May 11, 1999).

          10(k) Non-Competition and Confidentiality Agreement between Registrant and Jeffrey L. Wright dated February 8, 1999 (incorporated herein by reference to the Registrant's Form 10-Q filed May 11,
          1999). **

          10(l) Form of Change of Control Agreement between Registrant and each of Richard Fink, Thomas Moberly, Joseph L. Rotunda, Martin S. Reader, Timothy W. Kuck and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant's Form 10-Q filed May 11, 1999). **

          10(m) Credit Agreement dated March 25, 1999 among G&K Services, Inc. and Norwest Bank Minnesota, National Association. *


          22 Subsidiaries of G&K Services, Inc. *

          23 Consent of Independent Public Accountants *

          24 Power of Attorney dated as of August 25, 1999 *

          27 Financial Data Schedule (FOR SEC USE ONLY) *

Footnotes:
----------
           *  Filed herewith
          **  Compensatory plan or arrangement





                     (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 23, 1999       G&K SERVICES, INC.
                                (Registrant)


                                By:  /s/Thomas Moberly
                                   ----------------------------------------
                                   Thomas Moberly, Chief Executive Officer
                                   (Principal Executive Officer)





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 23rd day of September 1999, by the following persons in the capacity indicated:

  /s/ Richard M. Fink                       Chairman of the Board and Director
---------------------------
Richard Fink

  /s/ Thomas Moberly                        Chief Executive Officer, President and Director
---------------------------                 (Principal Executive Officer)
Thomas Moberly


  /s/ Jeffrey L. Wright                     Chief Financial Officer, Treasurer and Secretary
---------------------------                 (Principal Financial Officer)
Jeffrey L. Wright


  /s/ Michael F. Woodard                    Controller (Principal Accounting Officer)
---------------------------
Michael F. Woodard


      *                                     Director
---------------------------
Bruce Allbright


      *                                     Director
---------------------------
Donald Goldfus


      *                                     Director
---------------------------
William Hope


      *                                     Director
---------------------------
Bernard Sweet


      *                                     Director
---------------------------
Wayne Fortun


      *                                     Director
---------------------------
Paul Baszucki



* By  /s/ Richard M. Fink
     ----------------------
     Richard M. Fink
     Attorney-in-fact


                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income for the Fiscal Years Ended
           June 26, 1999, June 27, 1998 and June 28, 1997................................                 F - 2

Consolidated Balance Sheets as of June 26, 1999 and June 27, 1998........................                 F - 3

Consolidated Statements of Cash Flows for the Fiscal Years Ended
           June 26, 1999, June 27, 1998 and June 28, 1997................................                 F - 4

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
           Fiscal Years Ended June 26, 1999, June 27, 1998 and June 28, 1997.............                 F - 5

Notes to Consolidated Financial Statements...............................................                 F - 6

Report of Independent Public Accountants.................................................                 F - 15


CONSOLIDATED STATEMENTS OF INCOME
G&K Services, Inc. and Subsidiaries

                                                                                  For the Fiscal Years Ended
                                                                  ----------------------------------------------------------
                                                                      June 26,            June 27,             June 28,
(In thousands, except per share data)                                   1999                1998                 1997
----------------------------------------------------------------------------------------------------------------------------
Revenues
     Rental operations                                                   $503,062            $483,516             $334,042
     Direct sales                                                          16,904              19,077               16,872
----------------------------------------------------------------------------------------------------------------------------
        Total revenues                                                    519,966             502,593              350,914
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses
     Cost of rental operations                                            283,419             280,680              183,101
     Cost of direct sales                                                  11,938              13,773               12,908
     Selling and administrative                                           111,228             100,136               80,235
     Depreciation                                                          27,410              26,365               19,734
     Amortization of intangibles                                            8,569               9,228                2,225
----------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                          442,564             430,182              298,203
----------------------------------------------------------------------------------------------------------------------------
Income from Operations                                                     77,402              72,411               52,711
     Interest expense                                                      17,213              21,848                6,846
     Other income, net                                                     (1,009)             (2,184)              (2,034)
----------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                 61,198              52,747               47,899
     Provision for income taxes                                            24,169              20,689               18,897
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $ 37,029            $ 32,058             $ 29,002
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
     Basic weighted average number of shares outstanding                   20,414              20,380               20,323
Basic Earnings Per Common Share                                          $   1.81            $   1.57             $   1.43
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
     Diluted weighted average number of shares outstanding                 20,509              20,454               20,426
Diluted Earnings Per Common Share                                        $   1.81            $   1.57             $   1.42
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

                                                                                        June 26,           June 27,
ASSETS (In thousands, except share data)                                                  1999               1998
-----------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                             $  6,297          $ 11,975
     Accounts receivable, less allowance for doubtful
        accounts of $2,479 and $2,392                                                        59,626            56,933
     Inventories                                                                             83,892            77,210
     Prepaid expenses                                                                         8,974             7,295
     Prepaid income taxes                                                                     4,017                 -
-----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                 162,806           153,413
-----------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
     Land                                                                                    26,038            25,801
     Buildings and improvements                                                              93,519            89,683
     Machinery and equipment                                                                181,968           154,048
     Automobiles and trucks                                                                  39,447            36,531
     Less accumulated depreciation                                                         (142,537)         (118,378)
-----------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                  198,435           187,685
-----------------------------------------------------------------------------------------------------------------------
Other Assets
     Goodwill, net                                                                          128,226           131,899
     Restrictive covenants and customer lists, net                                           37,805            42,310
     Other, principally retirement plan assets                                               14,160            16,535
-----------------------------------------------------------------------------------------------------------------------
       Total other assets                                                                   180,191           190,744
-----------------------------------------------------------------------------------------------------------------------
                                                                                           $541,432          $531,842
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                      $ 15,456          $ 16,103
     Accrued expenses
        Salaries and employee benefits                                                       18,309            18,077
        Other                                                                                13,504            17,849
     Deferred income taxes                                                                   14,007            13,036
     Current maturities of long-term debt                                                    28,362            15,000
-----------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                             89,638            80,065
-----------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                              193,952           234,843
Deferred Income Taxes                                                                        11,520             9,483
Other Noncurrent Liabilities                                                                 10,689             9,331
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 6 and 7)
Stockholders' Equity
     Common stock, $.50 par
         Class A, 50,000,000 shares authorized, 19,041,852
           and 19,011,952 shares issued and outstanding                                       9,521             9,506
         Class B, 10,000,000 shares authorized, 1,474,996
            and 1,474,996 shares issued and outstanding                                         738               738
     Additional paid-in capital                                                              26,086            23,644
     Retained earnings                                                                      210,253           174,660
     Deferred compensation                                                                   (2,601)           (1,973)
     Accumulated other comprehensive income                                                  (8,364)           (8,455)
-----------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                           235,633           198,120
-----------------------------------------------------------------------------------------------------------------------
                                                                                           $541,432          $531,842
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

                                                                                        For the Fiscal Years Ended
                                                                           -----------------------------------------------------
                                                                              June 26,           June 27,           June 28,
(In thousands)                                                                  1999               1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
    Net income                                                                   $37,029            $32,058            $29,002
    Adjustments to reconcile net income to net cash
       provided by operating activities -
       Depreciation and amortization                                              35,979             35,593             21,959
       Deferred income taxes                                                       3,008              2,747               (255)
       Changes in current operating items,
         exclusive of acquisitions -
         Inventories                                                              (6,577)            (4,778)            (7,840)
         Accounts receivable and prepaid expenses                                 (8,043)            (8,585)            (5,648)
         Accounts payable and other accrued expenses                              (5,055)            16,413              4,430
         Other, net                                                                3,105              1,004              2,444
--------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                              59,446             74,452             44,092
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
    Property, plant and equipment additions, net                                 (37,974)           (37,398)           (35,536)
    Acquisition of business assets                                                  (155)          (283,361)            (3,679)
    Cash generated from assets held for sale                                           -              7,693                  -
    Net proceeds from sale of assets                                               2,074             77,107              1,102
    (Purchases) sales of investments                                                (770)              (438)               207
--------------------------------------------------------------------------------------------------------------------------------
           Net cash used for investing activities                                (36,825)          (236,397)           (37,906)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
    Proceeds from debt financing                                                  22,635            376,246             13,335
    Repayments of debt financing                                                 (50,032)          (208,132)           (18,072)
    Cash dividends paid                                                           (1,436)            (1,434)            (1,431)
    Sale of common stock                                                             534                254                 86
--------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used for) financing activities                  (28,299)           166,934             (6,082)
--------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                  (5,678)             4,989                104

Cash and Cash Equivalents:
    Beginning of year                                                             11,975              6,986              6,882
--------------------------------------------------------------------------------------------------------------------------------
    End of year                                                                  $ 6,297            $11,975            $ 6,986
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
    Cash paid for -
        Interest                                                                 $16,052            $22,395            $10,066
--------------------------------------------------------------------------------------------------------------------------------
        Income taxes                                                             $27,403            $19,025            $17,094
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.
                                                                      F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)

                                   Common Stock
                          -------------------------------
                             Class A         Class B
                          -------------------------------

                                                                                          Unrealized
                          Number          Number          Additional                        Gain on    Cumulative
                            of              of             Paid-In  Retained   Deferred   Investments, Translation  Comprehensive
                          Shares  Amount  Shares  Amount   Capital  Earnings  Compensation   Net       Adjustment       Income
---------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1996     18,916  $9,458  1,521    $761   $22,203    $116,465    $(2,445)     $329     $(5,795)
--------------------------------------------------------------------------------------------------------------
    Net income                -       -       -       -         -        29,002        -          -          -       $29,002
    Cash dividend
       $.07 per share         -       -       -       -         -        (1,431)       -          -          -             -
    Stock issued for
       employee benefit
       plans                 25      12       -       -       481             -     (299)         -          -             -
    B stock converted to
       A stock               46      23     (46)    (23)        -             -        -          -          -             -
    Amortization
       of deferred
       compensation           -       -       -       -         -             -      715          -          -             -
    Unrealized holding
       gains arising
       during the period,
       net of tax             -       -       -       -         -             -        -        264          -           264
    Less:
       reclassification
       adjustment for
       gains included in
       net income, net
       of tax                 -       -       -       -         -             -        -       (287)         -          (287)
    Translation
      adjustment              -       -       -       -         -             -        -          -       (446)         (446)
                                                                                                                    --------
        Comprehensive income  -       -       -       -         -             -        -          -          -       $28,533
----------------------------------------------------------------------------------------------------------------------------
Balance June 28, 1997    18,987   9,493   1,475     738    22,684       144,036   (2,029)       306      (6,241)    --------
----------------------------------------------------------------------------------------------------------------
    Net income                -       -       -       -         -        32,058        -          -           -      $32,058
    Cash dividend
       $.07 per share         -       -       -       -         -        (1,434)       -          -           -            -
    Stock issued
       for employee
       benefit plans         25      13       -       -       960             -     (468)         -           -            -
    Amortization
       of deferred
       compensation           -       -       -       -         -             -      524          -           -            -
    Unrealized holding
       gains arising
       during the period,     -       -       -       -         -             -        -        507           -           507
       net of tax
    Less:
       reclassification
       adjustment for
       gains included in
       net income, net
       of tax                 -       -       -       -         -             -        -       (356)          -          (356)
    Translation
       adjustment             -       -       -       -         -             -        -          -      (2,671)       (2,671)
                                                                                                                    ---------
        Comprehensive income  -       -       -       -         -             -        -          -           -       $29,538
-----------------------------------------------------------------------------------------------------------------------------
Balance June 27, 1998    19,012   9,506   1,475     738    23,644       174,660   (1,973)       457      (8,912)    ---------
----------------------------------------------------------------------------------------------------------------
    Net income                -       -       -       -         -        37,029        -          -           -       $37,029
    Cash dividend
       $.07 per share         -       -       -       -         -        (1,436)       -          -           -             -
    Stock issued for
       employee
       benefit plans         30      15       -       -     2,442             -   (1,533)         -           -             -
    Amortization
       of deferred
       compensation           -       -       -       -         -             -      905          -           -             -
    Unrealized holding
       gains arising
       during the period,     -       -       -       -         -             -        -        548           -           548
       net of tax
    Less:
       reclassification
       adjustment for
       gains included in
       net income, net
       of tax                 -       -       -       -         -             -        -       (140)          -          (140)
    Translation
       adjustment             -       -       -       -         -             -        -          -        (317)         (317)
                                                                                                                     --------
        Comprehensive income  -       -       -       -         -             -        -          -           -       $37,120
-----------------------------------------------------------------------------------------------------------------------------
Balance June 26, 1999    19,042  $9,521   1,475    $738   $26,086      $210,253  $(2,601)      $865     $(9,229)     --------
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

          G&K Services, Inc. (the Company) is a full-service uniform rental provider, including the rental of cleanroom garments. The Company also provides rental of nonuniform items such as floormats, dust mops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniform garments for customers as well as uniforms for direct sale.

PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

          New goods inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Rental merchandise in service is stated at cost less amortization, which is not in excess of market. The components of inventories as of June 26, 1999 and June 27, 1998 are as follows:

                                                             1999                 1998
---------------------------------------- ------------------------- --------------------
New goods                                                 $20,081              $18,834
Rental merchandise in service                              63,811               58,376
---------------------------------------- ------------------------- --------------------
                                                          $83,892              $77,210
---------------------------------------- ------------------------- --------------------
---------------------------------------- ------------------------- --------------------

PROPERTY, PLANT AND EQUIPMENT

          The Company provides for depreciation for financial reporting purposes over the estimated useful lives of property, plant and equipment as follows:

                                                                Life
                                                               (Years)
------------------------------------------------------ ------------------------
          Automobiles and trucks                               3 to 8
          Machinery and equipment                              3 to 10
          Buildings                                         20 to 33 1/3
          Building improvements                                  10
------------------------------------------------------ ------------------------


          Costs of significant additions, renewals and betterments, including external computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to expense when incurred.

INTANGIBLE ASSETS ARISING FROM ACQUISITIONS

          The cost of acquisitions in excess of the fair value of the underlying net assets acquired (goodwill) is amortized over periods ranging from 8 to 40 years. Accumulated amortization of goodwill was $14,120 as of June 26, 1999 and $11,420 as of June 27, 1998. Restrictive covenants and acquired customer lists, stated at cost less accumulated amortization of $13,217 and $8,208 as of June 26, 1999 and June 27, 1998, are being amortized over the terms of the respective agreements and the estimated average life of an account, respectively.

RETIREMENT PLAN ASSETS

          Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.

DERIVATIVE FINANCIAL INSTRUMENTS

          Derivative financial instruments are used by the Company in the management of its interest rate exposure. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other accrued expenses. The fair value of the swap agreements is not recognized in the consolidated financial statements, since they are accounted for as hedges.

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

                                                                            For the Fiscal Years Ended
                                                      ---------------------------------------------------------------------
                                                                       June 26,              June 27,              June 28,
                                                                         1999                  1998                  1997
                                                       ------------------------- --------------------- ---------------------
Weighted average number of common shares
   outstanding used in computation of basic
   earnings per share                                               20,414,000             20,380,000            20,323,000

Weighted average effect of nonvested restricted
   stock grants, exercise of options and other                          95,000                 74,000               103,000

                                                       ------------------------- --------------------- ---------------------
Shares used in computation of diluted earnings
   per share                                                        20,509,000             20,454,000            20,426,000
                                                       ------------------------- --------------------- ---------------------
                                                       ------------------------- --------------------- ---------------------


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

RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 requires the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investments by owners and distributions to owners. The Company has chosen to disclose comprehensive income, which consists of net income, foreign currency translation adjustment and unrealized gain on investments, in the consolidated statements of stockholders' equity. Prior years have been restated to conform to the requirements of SFAS No. 130. The following table represents the changes in accumulated other comprehensive income:

                                                                             1999          1998          1997
                                                                         ------------- ------------- -------------
Accumulated other comprehensive income, beginning balance                    $(8,455)      $(5,935)      $(5,466)
Unrealized gain (loss) on investments                                            408           151           (23)
Cumulative translation adjustment                                               (317)       (2,671)         (446)
                                                                         ------------- ------------- -------------
Accumulated other comprehensive income, ending balance                       $(8,364)      $(8,455)      $(5,935)
                                                                         ------------- ------------- -------------
                                                                         ------------- ------------- -------------

          Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), was also adopted by the Company in fiscal 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material impact on its financial condition or results of operations.

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The FASB has delayed the effective date of this statement by one year with the issuance of SFAS No. 137. The standard is now effective for fiscal years beginning after June 15, 2000. The Company is in the process of quantifying the impact of SFAS No. 133 on the consolidated financial statements.

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

          During fiscal 1998, the Company sold selected linen assets and uniform rental assets for approximately $76,700 in cash. This sale included assets classified as assets held for sale having a book value of approximately $55,300 and other operating assets acquired from NLS having a book value of approximately $21,000. Proceeds from the sale were used to reduce the Company's outstanding bank debt. This transaction completed the sale of eight of the nine linen facilities acquired from NLS that were held for sale. During fiscal 1999, the Company sold selected linen assets for approximately $2,100 in cash. This transaction completes the sale of the nine linen facilities acquired from NLS that were held for sale.

          The following unaudited pro forma condensed results of operations for the years ended June 27, 1998 and June 28, 1997 have been prepared as if the NLS transaction occurred on June 29, 1997 and June 30, 1996, respectively:

                                                                                1998                    1997
------------------------------------------------------------- ----------------------- -----------------------
Revenues                                                                   $ 507,767               $ 472,494

Income from operations                                                        72,866                  63,159

Net income                                                                    32,015                  27,010

Basic earnings per common share                                               $ 1.57                  $ 1.33

Diluted earnings per common share                                             $ 1.57                  $ 1.32


          This financial information does not purport to represent results that would actually have been obtained if the asset acquisition had occurred on June 30, 1996, or any future results which may in fact be realized.

3. LONG-TERM DEBT

         Debt as of June 26, 1999 and June 27, 1998 includes the following:

                                                                                     1999              1998
------------------------------------------------------------------------ ----------------- -----------------
Borrowings under term loan and revolving credit facility at
    rates ranging from 5.50% to 6.74% at June 26, 1999 and
    6.41% to 7.25% at June 27, 1998                                              $220,314          $249,843
Borrowings under discretionary credit facility at a
    rate of 5.75% at June 26, 1999                                                  2,000                --
------------------------------------------------------------------------ ----------------- -----------------
                                                                                  222,314           249,843
Less current maturities                                                           (28,362)          (15,000)
------------------------------------------------------------------------ ----------------- -----------------
Total long-term debt                                                             $193,952          $234,843
------------------------------------------------------------------------ ----------------- -----------------
------------------------------------------------------------------------ ----------------- -----------------

          The Company maintains a $425,000 term loan and revolving credit facility. The credit facility includes (i) a $300,000 term loan facility with maturities for the five years subsequent to June 26, 1999 of $26,362, $41,425, $45,192, $45,192, $48,957, and (ii) a $125,000 revolving credit facility expiring on June 30, 2002. As of June 26, 1999, borrowings outstanding under the term loan were $207,128, and borrowings under the revolving credit facility were $13,186. The unused portion of the revolver may be used for working capital and to provide up to $10,000 in letters of credit.

          Borrowings under the term loan and revolving credit facility bear interest at 0.5% to 1.125% over the rate offered to major banks in the London Interbank Eurodollar market (Eurodollar Rate), or Canadian Prime for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 26, 1999 bear interest at the Eurodollar Rate or Canadian Prime Rate plus 0.50%. The Company also pays a fee of 0.15% to 0.35% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis. The fee as of June 26, 1999 was 0.15%.

          The Company also maintains a $10,000 discretionary credit facility. Borrowings under the discretionary credit facility bear interest at 0.65% to 1.275% over the Eurodollar Rate. Advances outstanding as of June 26, 1999 bear interest at the Eurodollar Rate plus 0.65%.

          On September 27, 1997, the Company entered into interest rate swap agreements with certain lenders. The Company entered into an agreement for the notional principal amount of $100,000 through September 12, 2000, that effectively fixed the interest rate on floating rate debt at a rate of 6.24%. The Company also entered into an agreement for the notional principal amount of $50,000 through September 12, 1999, that effectively fixed the interest rate on floating rate debt at a rate of 6.065%, unless the Eurodollar Rate increases by more than 25 basis points within any one quarter, in which case the Company retains the risk of any increase of rates over 25 basis points. If these swap agreements were to be terminated as of June 26, 1999, the Company would have incurred a loss on the contracts of $886.

          The credit facility contains various restrictive covenants that among other matters require the Company to maintain a minimum interest coverage ratio, minimum stockholders' equity and maximum leverage ratio, all as defined. The credit agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. As of June 26, 1999, the Company was in compliance with all debt covenants.

          The fair value of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of June 26, 1999 and June 27, 1998.

4. STOCKHOLDERS' EQUITY

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

STOCK AWARD PLANS

          The Company maintains a 1989 and 1998 Stock Option and Compensation Plan (the Employee Plans) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. The Company records compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. A maximum of 2,400,014 and 1,500,000 stock awards can be granted under the 1989 and 1998 plans, respectively; 1,775,467 and 1,459,493 awards were available for grant as of June 26, 1999.

          In August 1996, the Company adopted the 1996 Director Stock Option Plan (the Directors' Plan). The Directors' Plan provides for automatic grants of 3,000 nonqualified stock options to nonemployee directors of the Company as of the initial adoption of the Plan or as of the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date. The Company has reserved 50,000 shares of Class A common stock for issuance under the Directors' Plan. These options expire within ten years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the ten business days preceding the Company's annual shareholder meeting.

         The following schedule summarizes activity in the plans:

                                                 Stock Options
                                         -------------------------------
                                            Employee       Directors'      Restricted          Grant
                                             Plans            Plan           Stock             Price
---------------------------------------- --------------- --------------- --------------- -------------------
Outstanding at June 30, 1996                     42,789               -        308,539        $7.17 - 25.75
      Granted                                    29,330          15,000         20,566        30.33 - 37.00
      Exercised                                  (6,264)              -              -        11.17 - 16.50
      Canceled                                   (5,504)              -         (6,051)               11.17
---------------------------------------- --------------- --------------- --------------- -------------------

Outstanding at June 28, 1997                     60,351          15,000        323,054         7.17 - 37.00
      Granted                                    24,651           5,000         21,403        32.00 - 41.88
      Exercised                                 (11,917)              -              -         7.17 - 37.00
      Canceled                                   (4,632)              -        (14,554)               37.00
---------------------------------------- --------------- --------------- --------------- -------------------

Outstanding at June 27, 1998                     68,453          20,000        329,903        11.33 - 41.88
      Granted                                   234,103           5,000         24,322        44.77 - 53.34
      Exercised                                  (7,013)              -              -        11.33 - 41.88
      Canceled                                  (36,868)              -         (7,881)               46.00
---------------------------------------- --------------- --------------- --------------- -------------------

Outstanding at June 26, 1999                    258,675          25,000        346,344        16.00 - 53.34
---------------------------------------- --------------- --------------- --------------- -------------------
---------------------------------------- --------------- --------------- --------------- -------------------

Exercisable at June 26, 1999                     15,716          15,000              -        16.00 - 41.88
---------------------------------------- --------------- --------------- --------------- -------------------
---------------------------------------- --------------- --------------- --------------- -------------------


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

                                                                     Fiscal Years
------------------------------------------ -----------------------------------------------------------------
                                                           1999                  1998                  1997
------------------------------------------ --------------------- --------------------- ---------------------
Net income:
     As reported                                        $37,029               $32,058               $29,002
     Pro forma                                           36,035                31,968                28,987
Basic net income per share:
     As reported                                          $1.81                 $1.57                 $1.43
     Pro forma                                             1.77                  1.57                  1.43
Diluted net income per share:
     As reported                                          $1.81                 $1.57                 $1.42
     Pro forma                                             1.76                  1.56                  1.42


          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 1999, 1998 and 1997 was $17.38, $17.61 and $14.80, respectively. The weighted average exercise price was $46.46, $41.88 and $33.53, respectively.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 4.83% for 1999, 5.68% for 1998 and 6.42% for 1997; expected dividends of $.07 per share; expected lives of seven years for 1999, 1998 and 1997; and expected volatility of 23.90% for 1999 grants, 27.53% for 1998 grants and 28.13% for 1997 grants.

5. INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                                     Fiscal Years
------------------------------------------ -----------------------------------------------------------------
                                                           1999                  1998                  1997
------------------------------------------ --------------------- --------------------- ---------------------
Current:
     Federal                                            $11,625               $11,261               $12,989
     State and local                                      1,118                 1,211                 1,608
     Foreign                                              8,418                 5,470                 4,555
------------------------------------------ --------------------- --------------------- ---------------------
                                                         21,161                17,942                19,152
Deferred                                                  3,008                 2,747                  (255)
------------------------------------------ --------------------- --------------------- ---------------------
                                                        $24,169               $20,689               $18,897
------------------------------------------ --------------------- --------------------- ---------------------
------------------------------------------ --------------------- --------------------- ---------------------


          The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:


                                                                     Fiscal Years
------------------------------------------ -----------------------------------------------------------------
                                                           1999                  1998                  1997
------------------------------------------ --------------------- --------------------- ---------------------
Federal taxes at the statutory
    rate                                                $21,419               $18,462               $16,764
State taxes, net of federal
    tax benefit                                             944                   988                 1,072
Foreign taxes                                             1,155                   884                    98
Permanent differences
    and other, net                                          651                   355                   963
------------------------------------------ --------------------- --------------------- ---------------------
Total provision                                         $24,169               $20,689               $18,897
------------------------------------------ --------------------- --------------------- ---------------------
------------------------------------------ --------------------- --------------------- ---------------------
Effective rate                                             39.5%                 39.2%                 39.5%
------------------------------------------ --------------------- --------------------- ---------------------
------------------------------------------ --------------------- --------------------- ---------------------


          Significant components of the Company's deferred tax assets and deferred tax liabilities as of June 26, 1999 and June 27, 1998 are as follows:

                                                                                1999                    1998
------------------------------------------------------------- ----------------------- -----------------------
Deferred tax liabilities:
     Inventory amortization differences                                     $(18,435)               $(17,666)
     Depreciation and property basis differences                              (9,920)                 (7,222)
     Other                                                                    (4,729)                 (5,735)
------------------------------------------------------------- ----------------------- -----------------------
          Total deferred tax liabilities                                     (33,084)                (30,623)
Deferred tax assets:
     Accruals, reserves and other                                              7,557                   8,104
------------------------------------------------------------- ----------------------- -----------------------
Net deferred tax liability                                                  $(25,527)               $(22,519)
------------------------------------------------------------- ----------------------- -----------------------
------------------------------------------------------------- ----------------------- -----------------------

6. EMPLOYEE BENEFIT PLANS

PENSION PLAN

          The Company has a noncontributory pension plan (the Plan) covering substantially all employees, except certain employees who are covered by union-administered plans. Benefits are based on number of years of service and each employee's compensation near retirement. The Company makes annual contributions to the Plan consistent with federal funding requirements. Plan assets consist primarily of common stocks and U.S. government and corporate obligations.

UNION PENSION PLANS

          Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (Union Plans). The Company contributed and charged to expense $939 in 1999, $851 in 1998 and $657 in

1997 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(k) PLAN

          All full-time nonunion employees are eligible to participate in a 401(k) plan. The Company matches a portion of the employee's salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a seven-year employment period, were $534 in 1999, $466 in 1998 and $394 in 1997.

EXECUTIVE RETIREMENT PLANS

          The Company has a nonqualified Supplemental Executive Retirement Plan (SERP) and a nonqualified Executive Deferred Compensation Plan (DEFCO) to provide designated executives and professional employees with retirement, death and disability benefits.

          Annual benefits under the SERP are based on years of service and individual compensation near retirement. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts as of June 26, 1999 and June 27, 1998 was $3,834 and $3,012, respectively, and is included in other assets in the accompanying consolidated balance sheets.

          Under the DEFCO plan, the Company matches a portion of the designated employees' contributions and provides a guaranteed investment return that is adjusted annually. The Company's matching contributions under the DEFCO plan were $265 in 1999, $240 in 1998 and $216 in 1997. The accumulated benefit obligation of $6,423 as of June 26, 1999 and $5,504 as of June 27, 1998, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, which may be used to fund the retirement benefits. The investments had an aggregate market value of $6,439 as of June 26, 1999 and $5,492 as of June 27, 1998, and are included in other assets in the accompanying consolidated balance sheets at these values.

          The change in benefit obligation and plan assets consisted of the following for the years ended June 26, 1999 and June 27, 1998:

                                                                                                    Supplemental Executive
                                                                      Pension Plan                      Retirement Plan
                                                                  1999            1998               1999            1998
                                                               --------------- ---------------    --------------- ---------------
Change in benefit obligation:
        Projected benefit obligation, beginning of year          $15,836         $14,572             $5,241          $3,804
             Service cost                                          1,312           1,287                258             158
             Interest cost                                         1,137           1,154                377             301
             Actuarial (gain) loss                                   669            (812)              (663)          1,053
             Benefits paid                                          (490)           (365)              (121)            (75)
                                                               --------------- ---------------    --------------- ---------------
        Projected benefit obligation, end of year                $18,464         $15,836             $5,092          $5,241
                                                               --------------- ---------------    --------------- ---------------
                                                               --------------- ---------------    --------------- ---------------

Change in plan assets:
        Fair value of plan assets, beginning of year             $19,534         $17,270             $   --       $      --
             Actual return on plan assets                          4,342           2,629                 --              --
             Employer contributions                                   --              --                121              75
             Benefits paid                                          (490)           (365)              (121)            (75)
                                                               --------------- ---------------    --------------- ---------------
        Fair value of plan assets, end of year                   $23,386         $19,534           $     --       $      --
                                                               --------------- ---------------    --------------- ---------------
                                                               --------------- ---------------    --------------- ---------------


          The funded status of the Company's plans were as follows as of June 26, 1999 and June 27, 1998:

                                                                                                     Supplemental Executive
                                                                       Pension Plan                      Retirement Plan
                                                                   1999            1998               1999            1998
                                                               --------------- ---------------    --------------- ---------------
Funded status                                                     $4,922          $3,699            $(5,092)        $(5,241)
Unrecognized transition amount                                      (133)           (267)                --              --
Unrecognized actuarial (gain) loss                                (7,064)         (5,167)               627           1,569
Unrecognized prior service cost                                      528             582                846             692
Additional minimum liability                                          --              --                 --             109
Intangible asset                                                      --              --               (495)           (692)
                                                               --------------- ---------------    --------------- ---------------
          Accrued pension liability                              $(1,747)        $(1,153)           $(4,114)        $(3,563)
                                                               --------------- ---------------    --------------- ---------------
                                                               --------------- ---------------    --------------- ---------------


          The following average assumptions were used to account for the plans for the years ended June 26, 1999 and June 27, 1998:

                                                                                                   Supplemental Executive
                                                                     Pension Plan                      Retirement Plan
                                                                 1999            1998               1999            1998
                                                               --------------- ---------------    --------------- ---------------
Discount rate                                                      7.50%           7.25%              7.50%           7.25%
Expected return on plan assets                                     7.50%           9.00%                N/A             N/A
Rate of compensation increase                                      5.00%           5.00%              5.00%           5.00%


          The components of net periodic pension cost are as follows for the years ended June 26, 1999, June 27, 1998 and June 28, 1997:

                                                                                                 Supplemental Executive
                                                               Pension Plan                          Retirement Plan
                                                      ------------------------------------    -----------------------------------
                                                          1999       1998          1997           1999        1998       1997
                                                      ----------- ------------ -----------    ----------- ----------- -----------
Service cost                                            $ 1,312     $ 1,287      $ 1,117           $258        $158        $146
Interest cost                                             1,137       1,154        1,018            377         301         314
Expected return on assets                                (1,454)     (2,629)      (1,376)            --          --          --
Net transition asset                                       (133)         --         (134)            --          --          --
Prior service cost                                           53          --           53             65          65          65
(Gain) loss                                                (321)        916          (56)            60           8          39
                                                      ----------- ----------- ------------   ------------ ----------- -----------
        Net periodic pension cost                       $   594     $   728      $   622           $760        $532        $564
                                                      ----------- ----------- ------------   ------------ ----------- -----------
                                                      ----------- ----------- ------------   ------------ ----------- -----------


7. COMMITMENTS AND CONTINGENCIES

LITIGATION

          The Company is a defendant in litigation arising in the ordinary course of business, including being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where groundwater contamination has been detected, or is suspected. In the opinion of management, resolution of the litigation will not have a material effect on the Company's results of operations or financial position.

LEASES

          The Company has noncancellable operating lease commitments for certain production and other equipment and delivery facilities that expire on various dates through 2006. Minimum annual rental commitments at June 26, 1999 for the fiscal years 2000 through 2004 and thereafter are $4,693, $3,026, $2,583, $2,220, $900 and $1,162. In accordance with the terms of the lease agreements, the Company is required to pay real estate taxes and maintenance costs. Total lease expense was $6,744 in 1999, $5,900 in 1998 and $4,234 in 1997.

8. SEGMENT INFORMATION

          The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal year 1999. SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. The Company has two operating segments under the guidelines of SFAS No. 131: United States and Canada. Each operating segment derives revenues from the uniform rental business which includes garment rental and nonuniform items such as floormats, dust mops and cloths, wiping towels and selected linen items. No one customer's transactions account for 10% or more of the Company's revenues.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Financial information by geographic location is as follows:


                                                        United
                                                        States            Canada      Elimination             Total
-------------------------------------------------------------------------------------------------------------------
1999:
                  Revenues                            $457,462           $62,504      $         -          $519,966
                  Income from operations                60,029            17,373                -            77,402
                  Interest income                        2,283                45           (1,430)              898
                  Interest expense                      16,164             2,479           (1,430)           17,213
                  Total assets                         525,973            69,656          (54,197)          541,432
                  Capital expenditures                  35,091             2,883                -            37,974
                  Depreciation and amortization
                     expense                            31,903             4,076                -            35,979
                  Income tax expense                    17,617             6,552                -            24,169

1998:
                  Revenues                            $441,421           $61,172      $         -          $502,593
                  Income from operations                56,892            15,519                -            72,411
                  Interest income                        2,960                36           (1,211)            1,785
                  Interest expense                      20,916             2,143           (1,211)           21,848
                  Total assets                         509,423            68,726          (46,307)          531,842
                  Capital expenditures                  31,589             5,809                -            37,398
                  Depreciation and amortization
                     expense                            31,552             4,041                -            35,593
                  Income tax expense                    15,299             5,390                -            20,689
1997:
                  Revenues                            $292,407           $58,507      $         -          $350,914
                  Income from operations                40,592            12,119                -            52,711
                  Interest income                        2,148                29           (1,581)              596
                  Interest expense                       5,844             2,583           (1,581)            6,846
                  Total assets                         285,501            67,449          (40,985)          311,965
                  Capital expenditures                  33,732             1,804                -            35,536
                  Depreciation and amortization
                     expense                            17,639             4,320                -            21,959
                  Income tax expense                    14,509             4,388                -            18,897
-------------------------------------------------------------------------------------------------------------------




                      (THIS SPACE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO G&K SERVICES, INC.:

          We have audited the accompanying consolidated balance sheets of G&K Services, Inc. (a Minnesota corporation) and Subsidiaries as of June 26, 1999 and June 27, 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. and Subsidiaries as of June 26, 1999 and June 27, 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 26, 1999, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  August 13, 1999






                      (THIS SPACE INTENTIONALLY LEFT BLANK)