Form 10-K/A
period 1999-06-26
G&K SERVICES INC
filed 1999-10-08
CIK 39648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. Yes   . No X.
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

Date:  October 8, 1999       G&K SERVICES, INC.
                                (Registrant)


                                By:  /s/Thomas Moberly
                                   ----------------------------------------
                                   Thomas Moberly, Chief Executive Officer
                                   (Principal Executive Officer)





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 8th day of October 1999, by the following persons in the capacity indicated:

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