Form 10-Q
period 1999-09-25
G&K SERVICES INC
filed 1999-11-09
CIK 39648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 25, 1999 Commission file number 0-4063

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

                          YES  X                    NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  CLASS A                     Outstanding November 4, 1999
Common Stock, par value $.50 per share                 19,045,050

                  CLASS B                     Outstanding November 4, 1999
Common Stock, par value $.50 per share                  1,474,996

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G&K SERVICES, INC. AND SUBSIDIARIES

                                                    September 25,
                                                        1999         June 26,
ASSETS  (In thousands, except per share data)        (Unaudited)       1999
------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                         $     911       $   6,297
   Accounts receivable, less allowance for
     doubtful accounts of $2,613 and $2,479             64,003          59,626
   Inventories                                          83,769          83,892
   Prepaid expenses                                      7,309           8,974
   Prepaid income taxes                                      -           4,017
------------------------------------------------------------------------------
       Total current assets                            155,992         162,806
------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                 26,533          26,038
   Buildings and improvements                           94,949          93,519
   Machinery and equipment                             193,003         181,968
   Automobiles and trucks                               39,135          39,447
   Less accumulated depreciation                      (148,233)       (142,537)
------------------------------------------------------------------------------
       Total property, plant and equipment             205,387         198,435
------------------------------------------------------------------------------
OTHER ASSETS
   Goodwill, net                                       133,709         128,226
   Restrictive covenants and customer lists, net        37,599          37,805
   Other, principally retirement plan assets            13,826          14,160
------------------------------------------------------------------------------
       Total other assets                              185,134         180,191
------------------------------------------------------------------------------
                                                     $ 546,513       $ 541,432
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $  15,048       $  15,456
  Accrued expenses
    Salaries and employee benefits                      17,436          18,309
    Other                                               18,831          13,504
  Deferred income taxes                                 13,992          14,007
  Current maturities of long-term debt                  31,128          28,362
------------------------------------------------------------------------------
       Total current liabilities                        96,435          89,638
------------------------------------------------------------------------------
LONG-TERM DEBT                                         183,219         193,952
DEFERRED INCOME TAXES                                   11,656          11,520
OTHER NONCURRENT LIABILITIES                            10,669          10,689
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common stock, $.50 par
    Class A, 50,000,000 shares authorized,
      19,043,915 and 19,041,852 shares issued
      and outstanding                                    9,522           9,521
    Class B, 10,000,000 shares authorized,
      1,474,996 and 1,474,996 shares issued
      and outstanding                                      738             738
  Additional paid-in capital                            26,204          26,086
  Retained earnings                                    219,478         210,253
  Deferred compensation                                 (2,381)         (2,601)
  Accumulated other comprehensive income                (9,027)         (8,364)
------------------------------------------------------------------------------
       Total stockholders' equity                      244,534         235,633
------------------------------------------------------------------------------
                                                     $ 546,513       $ 541,432
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)

                                              For the Three Months Ended
                                            ------------------------------
                                            September 25,    September 26,
(In thousands, except per share data)            1999            1998
--------------------------------------------------------------------------
REVENUES
        Rental operations                     $130,536         $122,813
        Direct sales                             4,424            3,310
-----------------------------------------------------------------------
           Total revenues                      134,960          126,123
-----------------------------------------------------------------------
OPERATING EXPENSES
        Cost of rental operations               73,181           69,056
        Cost of direct sales                     3,713            2,222
        Selling and administrative              29,716           27,336
        Depreciation                             7,004            6,559
        Amortization of intangibles              2,140            2,143
-----------------------------------------------------------------------
           Total operating expenses            115,754          107,316
-----------------------------------------------------------------------
INCOME FROM OPERATIONS                          19,206           18,807
        Interest expense                         3,886            4,730
        Other income, net                         (573)            (321)
-----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      15,893           14,398
        Provision for income taxes               6,310            5,708
-----------------------------------------------------------------------
NET INCOME                                    $  9,583         $  8,690
-----------------------------------------------------------------------
-----------------------------------------------------------------------
        Basic weighted average number
        of shares outstanding                   20,459           20,390
BASIC EARNINGS PER COMMON SHARE               $   0.47         $   0.43
-----------------------------------------------------------------------
-----------------------------------------------------------------------
        Diluted weighted average number
        of shares outstanding                   20,535           20,494
DILUTED EARNINGS PER COMMON SHARE             $   0.47         $   0.42
-----------------------------------------------------------------------
-----------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)

                                                         For the Three Months Ended
                                                      -------------------------------
                                                       September 25,    September 26,
(In thousands)                                             1999             1998
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                             $  9,583         $  8,690
  Adjustments to reconcile net income to net cash
    provided by operating activities --
    Depreciation and amortization                           9,144            8,703
    Deferred income taxes                                     121             (381)
    Changes in current operating items,
      exclusive of acquisitions --
      Inventories                                             798             (878)
      Accounts receivable and prepaid expenses             (2,269)            (407)
      Accounts payable and other accrued expenses           7,922            9,918
      Other, net                                              168              (95)
-------------------------------------------------------------------------------------
Net cash provided by operating activities                  25,467           25,550
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Property, plant and equipment additions, net            (13,031)         (12,464)
  Acquisition of business assets                           (9,462)            (155)
  Purchase of investments                                    (282)            (159)
-------------------------------------------------------------------------------------
Net cash used for investing activities                    (22,775)         (12,778)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from debt financing                             10,018            1,982
  Repayments of debt financing                            (17,944)          (9,054)
  Cash dividends paid                                        (359)            (359)
  Sale of common stock                                        207                -
-------------------------------------------------------------------------------------
Net cash used for financing activities                     (8,078)          (7,431)
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (5,386)           5,341

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       6,297           11,975
-------------------------------------------------------------------------------------
  End of period                                          $    911         $ 17,316
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
    Interest                                             $  3,698         $  4,261
-------------------------------------------------------------------------------------
    Income taxes                                         $  2,020         $  6,032
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                       G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data.)
       Three month period ended September 25, 1999 and September 26, 1998
                                   (Unaudited)

          The consolidated financial statements included herein, except for the June 26, 1999 balance sheet which was extracted from the audited financial statements of June 26, 1999, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 25, 1999, and the results of its operations and its cash flows for the three months ended September 25, 1999 and September 26, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

          The results of operations for the three month periods ended September 25, 1999, and September 26, 1998, are not necessarily indicative of the results to be expected for the full year.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements.

     NATURE OF BUSINESS
          G&K Services, Inc. is a full-service uniform rental provider, including the rental of cleanroom garments. The Company also provides rental of nonuniform items such as floormats, dustmops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniforms for customers as well as uniforms for direct sale.

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

                                                         Three Months Ended
                                                    -----------------------------
                                                    September 25,   September 26,
                                                         1999            1998
                                                    -------------   -------------
          Weighted average number of common
          shares outstanding                               20,459          20,390
                                                    -----------------------------

          Shares used in computation of
          basic earnings per share                         20,459          20,390

          Weighted average effect of
          non-vested restricted stock grants                    8              63

          Weighted average common shares
          issuable upon the exercise of
          stock options                                        68              41
                                                    -----------------------------
          Shares used in computation of
          diluted earnings per share                       20,535          20,494
                                                    -----------------------------
                                                    -----------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS
          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The FASB has delayed the effective date of this statement by one year with the issuance of SFAS No. 137. The standard is now effective for fiscal years beginning after June 15, 2000. The Company is in the process of quantifying the impact of SFAS No. 133 on the consolidated financial statements.

2.   COMPREHENSIVE INCOME

          For the three month periods ended September 25, 1999 and September 26, 1998, the components of comprehensive income were as follows:

                                                          Three Months Ended
                                                            (In thousands)
                                                      ------------------------------
                                                       September 25,   September 26,
                                                            1999            1998
                                                      ------------------------------
          Net income                                         $9,583           $8,690
          Other comprehensive income, net of tax
            Foreign currency translation                       (450)          (1,918)
              adjustments
            Unrealized loss on investments held                (213)            (264)
              for sale
                                                      ------------------------------
          Comprehensive income                               $8,920           $6,508
                                                      ------------------------------
                                                      ------------------------------

3.   SEGMENT INFORMATION

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

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note
     1). Financial information by geographic location for the three month periods ended September 25, 1999 and September 26, 1998 is as follows:

                                            United
                                            States      Canada     Elimination      Total
     --------------------------------------------------------------------------------------
     Fiscal Year 2000:
       Revenues                            $118,341     $16,619     $      -       $134,960
       Income from operations                14,375       4,831            -         19,206
       Interest income                          472           -         (352)           120
       Interest expense                       3,704         534         (352)         3,886
       Total assets                         531,667      71,113      (56,267)       546,513
       Capital expenditures                  12,171         860            -         13,031
       Depreciation and amortization
         expense                              8,084       1,060            -          9,144
       Income tax expense                     4,411       1,899            -          6,310
     Fiscal Year 1999:
       Revenues                            $111,459     $14,664     $      -       $126,123
       Income from operations                14,794       4,013            -         18,807
       Interest income                          550           -         (356)           194
       Interest expense                       4,453         633         (356)         4,730
       Total assets                         521,849      65,528      (48,187)       539,190
       Capital expenditures                  11,600         864            -         12,464
       Depreciation and amortization
         expense                              7,602       1,100            -          8,702
       Income tax expense                     4,228       1,480            -          5,708
     --------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the three month periods ended September 25, 1999 and September 26, 1998, and the percentage changes in these income and expense items between periods are presented in the following table:

                                              THREE MONTHS ENDED                 PERCENTAGE CHANGE
                                  ----------------------------------------      -------------------
                                                                                FY Q1 2000 vs. FY
                                  September 25, 1999    September 26, 1998           Q1 1999
                                  ----------------------------------------      -------------------
Revenues:
  Rental                                  96.7%                97.4%                      6.3%
  Direct                                   3.3                  2.6                      33.7
                                  ----------------------------------------
    Total revenues                       100.0                100.0                       7.0

Expenses:
  Cost of rental sales                    56.1                 56.2                       6.0
  Cost of direct sales                    83.9                 67.1                      67.1
                                  ----------------------------------------
    Total cost of sales                   57.0                 56.5                       7.9

    Selling and administrative            22.0                 21.7                       8.7
    Depreciation                           5.2                  5.2                       6.8
    Amortization of intangibles            1.6                  1.7                      (0.1)
                                  ----------------------------------------
Income from operations                    14.2                 14.9                       2.1

Interest expense                           2.8                  3.8                     (17.8)
Other income, net                         (0.4)                (0.3)                     78.5
                                  ----------------------------------------
Income before income taxes                11.8                 11.4                      10.4
Provision for income taxes                 4.7                  4.5                      10.5
                                  ----------------------------------------

Net income                                 7.1%                 6.9%                     10.3
                                  ----------------------------------------
                                  ----------------------------------------


     Total revenues for the first quarter of fiscal 2000 increased 7.0% to $135.0 million from $126.1 million in the first quarter of fiscal 1999. Comparable revenues, after adjusting for the acquired and divested operations, were up 7.1% in the first quarter of fiscal 2000.

     Rental revenue growth for the first quarter accounted for $7.7 million, or a 6.3% increase. U.S. rental revenues increased 5.4% over comparable revenues for the prior year quarter and Canadian rental revenues in U.S. dollars increased 14.1%. The growth in rental revenue, which is below historical growth patterns, is up from fiscal year 1999 annual rental revenue growth rates in the U.S. of 4.9% and in Canada, in U.S. dollars, of 3.9%. The improvement in rental revenue growth rates were influenced by several factors including the Company's focus on internal revenue growth, which includes increased sales and administrative costs designed to support planned growth and an improvement in the value of the Canadian dollar.

     Total direct sales to outside customers increased 33.7% to $4.4 million for the first quarter of fiscal 2000 compared to $3.3 million in the same period of fiscal 1999. This increase was driven largely by the direct sale/catalog group. Cost of direct sales, as a percentage of direct sales, increased to 83.9% from 67.1% in the same period of fiscal 1999. Increased expenses were related to the opening of an expanded fulfillment center and the implementation of a new information system.

     Cost of rental operations increased 6.0% to $73.2 million for the first quarter of fiscal 2000 from $69.1 million in the same period of fiscal 1999. As a percentage of rental revenues, these costs decreased to 56.1% for the first quarter of fiscal 2000 from 56.2% in the same period of fiscal 1999. Improvements in production costs were largely offset by increases in delivery and merchandise costs.

     Selling and administrative expenses increased 8.7% to $29.7 million in the first quarter of fiscal 2000 from $27.3 million in the same period of fiscal 1999. As a percentage of revenues, selling and administrative expenses increased to 22.0% in the first quarter of fiscal 2000 from 21.7% in the same period of fiscal 1999. The increase as a percent of revenue is due to several factors including increased sales and administrative costs designed to support planned revenue growth.

     Depreciation expense increased 6.8% to $7.0 million in the first quarter of fiscal 2000 from $6.6 million in the same period of fiscal 1999. As a percentage of revenues, depreciation expense was 5.2% in the first quarter of fiscal 2000, unchanged from the same period of fiscal 1999. The Company has continued to invest in locations acquired in fiscal 1998 and construct new locations. Capital expenditures, excluding acquisition of businesses, was $13.0 million in the first quarter of fiscal 2000 compared to $12.5 million in the prior year's quarter.

     Amortization expense decreased 0.1% to $2.1 million in the first quarter of fiscal 2000 from $2.1 million in the first quarter of fiscal 1999.

     Income from operations increased 2.1% to $19.2 million in the first quarter of fiscal 2000 from $18.8 million in the same period of fiscal 1999. Operating margins decreased to 14.2% in fiscal 2000 from 14.9% in fiscal 1999. U.S. operating margins decreased to 12.1% in fiscal 2000 from 13.3% in the same period of fiscal 1999.

     Interest expense was $3.9 million for the first quarter of fiscal 2000, down from $4.7 million in the same period of fiscal 1999. The Company's effective tax rate increased to 39.7% in the first quarter of fiscal 2000 from 39.6% in the same period of fiscal 1999.

     Net income rose 10.3% to $9.6 million in the first quarter of fiscal 2000 from $8.7 million in the same period of fiscal 1999. Basic and diluted earnings per share for the first quarter of fiscal 2000 were $.47 per share, compared to $.43 and $.42, respectively, for the prior year quarter. Net income margins increased to 7.1% for the first quarter of fiscal 2000 compared with 6.9% in the first quarter of fiscal 1999.

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities was $25.5 million in the first quarter of fiscal 2000 and $25.6 million in the same period of fiscal 1999. The fiscal 2000 increases from operations were largely offset by increases in accounts receivable and decreases in accounts payable and other accrued expenses. Working capital at September 25, 1999 was $59.6 million, down 18.6% from $73.2 million at June 26, 1999. The decrease is primarily the result of the use of cash and other working capital to acquire business assets and to reduce long-term debt.

     Cash used in investing activities was $22.8 million in the first quarter of fiscal 2000 and $12.8 million in the first quarter of fiscal 1999. The increase is primarily due to the acquisition of business assets in the first quarter of fiscal 2000.

     Cash used for financing activities was $8.1 million in the first quarter of fiscal 2000 and $7.4 million in the same period of fiscal 1999. The long-term debt, including current maturity, decreased to $214.3 million at September 25, 1999 from $222.3 million at June 26, 1999. The Company paid dividends of $0.4 million during the quarter. The Company's ratio of debt to total capitalization decreased to 46.7% at the end of the first quarter of fiscal 2000 from 48.5% at June 26, 1999.

     Stockholders' equity grew 3.8% to $244.5 million at September 25, 1999, compared with $235.6 million at the end of fiscal 1999. G&K's return on average equity decreased to 4.0% for the first quarter of fiscal 2000 compared with 4.3% for the first quarter of fiscal 1999.

     Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

YEAR 2000 READINESS DISCLOSURE

     The Company utilizes both information technology (IT) and non-IT systems and assets throughout its U.S. and Canadian operations that will be affected by the date change in the year 2000. The Company began an extensive review of its business in January 1998 to determine whether or not its IT and non-IT systems and assets were Year 2000 ready, as well as the remedial action and related costs associated with required modifications or replacements. The Company's goal is to ensure current business operations will continue to function accurately with minimal disruption through the year-end change. The Company has continued discussions with its significant suppliers to determine the readiness of those suppliers to correct Year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company has assessed the extent to which its operations are vulnerable and has created contingency plans should those suppliers not succeed to properly prepare their systems. The Company believes these actions with key suppliers should minimize the risks. The scope of the Year 2000 readiness effort included (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as micro controllers contained in various equipment, safety systems, facilities and utilities and (iii) readiness of key third-party suppliers. The Company has committed resources and leveraged previous investments in existing technologies in an effort to achieve these objectives.

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

     The Company's key systems and assets are as follows:
     - Financial systems software - SAP financial systems were implemented and operational as of June 28, 1998. The Company has completed Year 2000 testing and believes the financial systems are Year 2000 ready.
     - Revenue recognition system - Renovation, testing and rollout of this internally developed system are complete.
     - Other IT software, hardware and communications - 98% of our systems have been evaluated as Year 2000 ready; the remaining system awaits final rollout of updated software or hardware and is scheduled for completion by November 15, 1999.
     - Non-IT plant and related equipment - All production equipment has been verified for Year 2000 readiness.
     - Business processes and procedures - All process flows were analyzed for risk with appropriate contingency plans created. Ongoing monitoring throughout the remainder of the calendar year will occur to ensure that contingency plans are implemented as appropriate on a timely basis.
     - Third parties - The Company's supply chain was assessed to ensure that all significant vendors will have the ability to meet the Company's needs. No disclosures of non-compliant suppliers have been discovered. All appropriate contingency plans are in place.
     - The Company has acquired two additional businesses that are currently being evaluated and tested for Year 2000 readiness. This evaluation and any remediation is scheduled to be complete by November 30, 1999.

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

     The Company is implementing proposed solutions and began to incur expenses during fiscal 1998 to resolve the Year 2000 issue. These expenses will continue through the fiscal year 2000. Maintenance or modification costs are expensed as incurred, while costs of any new software and equipment are being capitalized over the asset's useful life, consistent with the Company's financial policies. The Company has spent approximately $5.7 million related to the Year 2000 analysis; $2.1 million of these costs were capitalized. The Company has a remaining budget of $0.8 million for expenditures, although there can be no assurance that the Year 2000 related expenditures will not be materially higher. Included in the remaining budget is $0.3 million of computer equipment, which will be leased, and $0.5 million to be expensed as period costs. The Company's current estimates of the amount of time and costs necessary to modify and test its computer systems are based upon assumptions regarding future events, including the continued availability of certain resources, Year 2000 modification plans and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to implement its systems for Year 2000 readiness. These developments include, but are not limited to, (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the Year 2000 readiness success that key suppliers attain.

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


MARKET RISK SENSITIVITY

     The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended September 25, 1999.

     Statements in this document regarding ongoing trends and expectations constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, but are not limited to, unforeseen operating risks; the availability of capital to finance planned growth; competition within the uniform leasing industry; and the effects of economic conditions.

                                     PART II

                                OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 6.  Exhibits and Reports on Form 8-K


         a.  Exhibits

             27  Financial Data Schedule (for SEC use only)


         b.  Reports on Form 8-K.

             None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               G&K SERVICES, INC.
                                               (Registrant)



         Date:      November 9, 1999           /s/Jeffrey L. Wright
                    ----------------           --------------------

                                               Jeffrey L. Wright
                                               Chief Financial Officer
                                               (Principal Financial Officer)



                                               /s/Michael F. Woodard
                                               ---------------------

                                               Michael F. Woodard
                                               Controller
                                               (Principal Accounting Officer)