Form 10-Q
period 1999-12-25
G&K SERVICES INC
filed 2000-02-08
CIK 39648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 25, 1999 Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

  MINNESOTA                                                      41-0449530
--------------------                                         -------------------
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

                                    YES  X                    NO
                                       -----                    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  CLASS A                           Outstanding February 3, 2000
Common Stock, par value $.50 per share                      19,065,821

                  CLASS B                           Outstanding February 3, 2000
Common Stock, par value $.50 per share                       1,474,996

                                                      PART I.
                                               FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G&K SERVICES, INC. AND SUBSIDIARIES

                                                                                        December 25,
                                                                                            1999             June 26,
ASSETS  (In thousands, except share data)                                               (Unaudited)            1999
--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                               $2,956              $6,297
     Accounts receivable, less allowance for doubtful
        accounts of $3,019 and $2,479                                                        69,417              59,626
     Inventories                                                                             89,172              83,892
     Prepaid expenses and other current assets                                               11,910               8,974
     Prepaid income taxes                                                                        -                4,017
--------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                               173,455             162,806
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                                                    26,465              26,038
     Buildings and improvements                                                              94,770              93,519
     Machinery and equipment                                                                203,961             181,968
     Automobiles and trucks                                                                  39,320              39,447
     Less accumulated depreciation                                                         (152,811)           (142,537)
--------------------------------------------------------------------------------------------------------------------------
         Total property, plant and equipment                                                211,705             198,435
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Goodwill, net                                                                          143,648             128,226
     Restrictive covenants and customer lists, net                                           41,772              37,805
     Other, principally retirement plan assets                                               16,025              14,160
--------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                 201,445             180,191
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $586,605            $541,432
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                       $20,997             $15,456
     Accrued expenses
        Salaries and employee benefits                                                       18,717              18,309
        Other                                                                                20,802              13,504
     Deferred income taxes                                                                   13,999              14,007
     Current maturities of long-term debt                                                    35,394              28,362
--------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          109,909              89,638
--------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                              198,554             193,952
DEFERRED INCOME TAXES                                                                        11,381              11,520
OTHER NONCURRENT LIABILITIES                                                                 13,149              10,689
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
     Common stock, $.50 par
         Class A, 50,000,000 shares authorized, 19,044,111
           and 19,041,852 shares issued and outstanding                                      9,522                9,521
         Class B, 10,000,000 shares authorized, 1,474,996
            and 1,474,996 shares issued and outstanding                                        738                  738
     Additional paid-in capital                                                              26,213              26,086
     Retained earnings                                                                      227,749             210,253
     Deferred compensation                                                                   (2,263)             (2,601)
     Accumulated other comprehensive income                                                  (8,347)             (8,364)
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                         253,612             235,633
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $586,605            $541,432
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)


                                               For the Three Months Ended              For the Six Months Ended
                                          ---------------------------------------------------------------------------
                                                Dec 25,            Dec 26,            Dec 25,           Dec 26,
(In thousands, except per share data)            1999               1998               1999              1998
---------------------------------------------------------------------------------------------------------------------
REVENUES
     Rental operations                               $135,879          $125,006           $266,415          $247,820
     Direct sales                                       6,476             4,858             10,900             8,167
---------------------------------------------------------------------------------------------------------------------
        Total revenues                                142,355           129,864            277,315           255,987
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Cost of rental operations                         77,571            70,246            150,752           139,302
     Cost of direct sales                               5,106             3,352              8,819             5,574
     Selling and administrative                        31,564            27,771             61,280            55,107
     Depreciation                                       7,060             6,482             14,064            13,041
     Amortization of intangibles                        2,237             2,139              4,377             4,282
---------------------------------------------------------------------------------------------------------------------
        Total operating expenses                      123,538           109,990            239,292           217,306
---------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                 18,817            19,874             38,023            38,681
     Interest expense                                   4,167             4,291              8,053             9,021
     Other (income) expense, net                          242               381               (331)               60
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                             14,408            15,202             30,301            29,600
     Provision for income taxes                         5,777             5,967             12,087            11,675
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $ 8,631           $ 9,235           $ 18,214          $ 17,925
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
     Basic weighted average number
     of shares outstanding                             20,357            20,401             20,458            20,399
BASIC EARNINGS PER COMMON SHARE                       $  0.42           $  0.45           $   0.89          $   0.88
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
     Diluted weighted average number
     of shares outstanding                             20,400            20,521             20,517            20,521
DILUTED EARNINGS PER COMMON SHARE                     $  0.42           $  0.45            $  0.89           $  0.87
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)


                                                                                    For the Six Months Ended
                                                                               -----------------------------------
                                                                                    Dec 25,           Dec 26,
(In thousands)                                                                       1999              1998
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net Income                                                                        $ 18,214         $ 17,925
       Adjustments to reconcile net income to net cash
          provided by operating activities -
          Depreciation and amortization                                                    18,441           17,323
          Deferred income taxes                                                             (139)            (290)
          Changes in current operating items,
            exclusive of acquisitions -
            Accounts receivable and prepaid expenses                                      (6,529)          (3,554)
            Inventories                                                                   (3,481)          (2,972)
            Accounts payable and other accrued expenses                                    16,987            2,964
       Other, net                                                                           1,480            1,104
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  44,973           32,500
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
       Property, plant and equipment additions, net                                      (22,206)         (21,066)
       Acquisition of business assets                                                    (34,783)            (155)
       Purchase of investments, net                                                       (2,086)            (359)
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                   (59,075)         (21,580)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
       Proceeds from debt financing                                                        42,527            3,928
       Repayments of debt financing                                                      (31,256)         (16,047)
       Cash dividends paid                                                                  (717)            (717)
       Sale of common stock                                                                   207                4
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                       10,761         (12,832)
------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (3,341)          (1,912)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                                  6,297           11,975
------------------------------------------------------------------------------------------------------------------
       End of period                                                                     $  2,956        $  10,063
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for -
           Interest                                                                      $  7,450         $  8,330
------------------------------------------------------------------------------------------------------------------
           Income taxes                                                                  $  6,935         $ 15,708
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                       G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data.)
    Three and six month periods ended December 25, 1999 and December 26, 1998
                                   (Unaudited)

              The consolidated financial statements included herein, except for the June 26, 1999 balance sheet which was extracted from the audited financial statements of June 26, 1999, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 25, 1999, and the results of its operations and its cash flows for the three and six month periods ended December 25, 1999 and December 26, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

              The results of operations for the three and six month periods ended December 25, 1999, and December 26, 1998, are not necessarily indicative of the results to be expected for the full year.

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

                                                             Three Months Ended             Six Months Ended
                                                       ------------------------------ -----------------------------
                                                          Dec. 25,       Dec. 26,       Dec. 25,       Dec. 26,
                                                            1999           1998           1999           1998
                                                       --------------- -------------- -------------- --------------
              Weighted average number of common
              shares outstanding                               20,357         20,401          20,458         20,399
                                                       ------------------------------------------------------------

              Shares used in computation of
              basic earnings per share                         20,357         20,401          20,458         20,399

              Weighted average effect of
              non-vested
              restricted stock grants                               1             57               4             58

              Weighted average common shares
              issuable upon the exercise of
              stock options                                        42             63              55             64


              Shares used in computation of            ------------------------------------------------------------
              diluted earnings per share                       20,400         20,521          20,517         20,521
                                                       ------------------------------------------------------------
                                                       ------------------------------------------------------------


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


2.       COMPREHENSIVE INCOME

              For the three and six month periods ended December 25, 1999 and December 26, 1998, the components of comprehensive income were as follows:

                                                             Three Months Ended             Six Months Ended
                                                        ------------------------------------------------------------
                                                           Dec. 25,       Dec. 26,       Dec. 25,       Dec. 26,
                                                             1999           1998           1999           1998
                                                        ------------------------------------------------------------
              Net income                                        $8,631         $9,235       $18,214         $17,925
              Other comprehensive income, net of tax
                   Foreign currency translation
                   adjustments                                     358         (1,364)          (92)         (3,282)
                   Unrealized gain on
                   investments held for
                   sale                                            322            467           109             203

                                                        ------------------------------------------------------------
              Comprehensive income                              $9,311         $8,338       $18,231         $14,846
                                                        ------------------------------------------------------------
                                                        ------------------------------------------------------------

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

              The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note
         1). Financial information by geographic location for the three and six month periods ended December 25, 1999 and December 26, 1998 is as follows:


         For the three months ended                     United
         Dec. 25, 1999 & Dec. 26, 1998                  States            Canada         Total
         -------------------------------------------------------------------------------------
         Fiscal Year 2000:
                  Revenues                            $124,263           $18,092      $142,355
                  Income from operations                13,584             5,233        18,817
                  Capital expenditures                   8,844               331         9,175
                  Depreciation and amortization
                     expense                             8,213             1,084         9,297
         Fiscal Year 1999:
                  Revenues                            $114,539           $15,325      $129,864
                  Income from operations                15,497             4,377        19,874
                  Capital expenditures                   7,972               630         8,602
                  Depreciation and amortization
                     expense                             7,707               914         8,621
        --------------------------------------------------------------------------------------


         For the six months ended                       United
         Dec. 25, 1999 & Dec. 26, 1998                  States            Canada         Total
         -------------------------------------------------------------------------------------
         Fiscal Year 2000:
                  Revenues                            $242,604           $34,711      $277,315
                  Income from operations                27,959            10,064        38,023
                  Capital expenditures                  21,015             1,191        22,206
                  Depreciation and amortization
                     expense                            16,297             2,144        18,441
         Fiscal Year 1999:
                  Revenues                            $225,998           $29,989      $255,987
                  Income from operations                30,291             8,390        38,681
                  Capital expenditures                  19,572             1,494        21,066
                  Depreciation and amortization
                     expense                            15,309             2,014        17,323
----------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 25, 1999 and December 26, 1998, and the percentage changes in these income and expense items between periods are contained in the following table:

                                      THREE MONTHS               SIX MONTHS                   PERCENTAGE
                                         ENDED                      ENDED                       CHANGE
                               ----------------------------------------------------- ----------------------------
                                                                                     Three Months     Six Months
                                 Dec. 25,     Dec. 26,      Dec. 25,     Dec. 26,       FY 2000         FY 2000
                                   1999         1998          1999         1998       vs. FY 1999     vs. FY 1999
                               ----------------------------------------------------- ----------------------------
Revenues:
   Rental                             95.5%        96.3%         96.1%        96.8%          8.7%          7.5%
   Direct                              4.5          3.7           3.9          3.2          33.3          33.5
                               -----------------------------------------------------
      Total Revenues                 100.0        100.0         100.0        100.0           9.6           8.3

Expenses:
   Cost of Rental Sales               57.1         56.2          56.6         56.2          10.4           8.2
   Cost of Direct Sales               78.8         69.0          80.9         68.3          52.3          58.2
                               -----------------------------------------------------
      Total Cost of Sales             58.1         56.7          57.5         56.6          12.3          10.1

      Selling and
         Administrative               22.2         21.4          22.1         21.5          13.7          11.2
      Depreciation                     4.9          5.0           5.1          5.1           8.9           7.8
      Amortization of
         Intangibles                   1.6          1.6           1.6          1.7           4.6           2.2
                               -----------------------------------------------------
Income from Operations                13.2         15.3          13.7         15.1          (5.3)         (1.7)

Interest Expense                       2.9          3.3           2.9          3.5          (2.9)        (10.7)
Other (Income) Expense, net            0.2          0.3          (0.1)         0.0          36.5         651.7
                               -----------------------------------------------------
Income Before Income Taxes            10.1         11.7          10.9         11.6          (5.2)          2.4
Provision for Income Taxes             4.0          4.6           4.3          4.6          (3.2)          3.5
                               -----------------------------------------------------

Net Income                             6.1%         7.1%          6.6%         7.0%         (6.5)%         1.6%
                               -----------------------------------------------------
                               -----------------------------------------------------

         Total revenues for the second quarter of fiscal 2000 increased 9.6% to $142.4 million from $129.9 million in the second quarter of fiscal 1999 and increased 8.3% to $277.3 million for the first six months of fiscal 2000 from $256.0 million in the same period of fiscal 1999. Comparable revenues, after adjusting for the acquired and divested operations, were up 7.9% in the second quarter of fiscal 2000 and were up 7.5% for the first six months of fiscal 2000.

         Rental revenue growth for the second quarter accounted for $10.9 million, or a 8.7% increase and for the first six months it accounted for $18.6 million, or a 7.5% increase. The improvement in rental revenue growth rates were influenced by several factors including the Company's focus on internal revenue growth, which includes increased sales and administrative costs designed to support planned growth, acquisitions and a stronger Canadian dollar compared to the U.S. dollar.

         Total direct sales to outside customers increased 33.3% to $6.5 million for the second quarter of fiscal 2000 compared to $4.9 million in the same period of fiscal 1999 and increased 33.5% to $10.9 million for the first six months of fiscal 2000 from $8.2 million in the same period of fiscal 1999. This increase was driven largely by the direct sale/catalog group. Cost of direct sales, as a percentage of direct sales, increased to 78.8% for the second quarter of fiscal 2000 from 69.0% in the same period of fiscal 1999 and increased to 80.9% for the first six months of fiscal 2000 from 68.3% for the same period of fiscal 1999. The increase as a percent of revenue was related to the continued high costs associated with the recently expanded fulfillment center, additional staffing and implementation of a new information system.

         Cost of rental operations increased 10.4% to $77.6 million for the second quarter of fiscal 2000 from $70.2 million in the same period of fiscal 1999 and rose 8.2% to $150.8 million for the first six months of fiscal 2000 from $139.3 million in the same period of fiscal 1999. As a percentage of rental revenues, these costs increased to 57.1% for the second quarter of fiscal 2000 from 56.2% in the same period of fiscal 1999 and increased to 56.6% for the first six months of fiscal 2000 from 56.2% in the same period of fiscal 1999. The increase as a percent of revenue was largely due to higher than usual health insurance costs for the current quarter.

         Selling and administrative expenses increased 13.7% to $31.6 million in the second quarter of fiscal 2000 from $27.8 million in the same period of fiscal 1999 and increased 11.2% to $61.3 million for the first six months of fiscal 2000 from $55.1 million in the same period of fiscal 1999. As a percentage of revenues, selling and administrative expenses increased to 22.2% in the second quarter of fiscal 2000 from 21.4% in the same period of fiscal 1999 and increased to 22.1% in the six month period of fiscal 2000 from 21.5% in the same period of fiscal 1999. The increase as a percent of revenue was driven by the direct sale/catalog group, which incurred expenses related to a larger sales force, an expanded catalog and additional administrative personnel.

         Depreciation expense increased 8.9% to $7.1 million in the second quarter of fiscal 2000 from $6.5 million in the same period of fiscal 1999 and increased 7.8% to $14.1 million for the first six months of fiscal 2000 from $13.0 million in the same period of fiscal 1999. As a percentage of revenues, depreciation expense decreased to 4.9% in the second quarter of fiscal 2000 from 5.0% in the same period of fiscal 1999 and was 5.1% for the six month period of fiscal 2000, unchanged from the same period of fiscal 1999. Capital expenditures, excluding acquisition of businesses, was $9.2 million in the second quarter of fiscal 2000 compared to $8.6 million in the prior year's quarter, and for the six month period they were $22.2 million compared to $21.1 million in the prior year.

         Amortization expense increased 4.6% to $2.2 million in the second quarter of fiscal 2000 from $2.1 million in the second quarter of fiscal 1999 and increased 2.2% to $4.4 million in the first six months of fiscal 2000 from $4.3 million in the same period of fiscal 1999.

         Income from operations decreased 5.3% to $18.8 million in the second quarter of fiscal 2000 from $19.9 million in the same period of fiscal 1999 and decreased 1.7% to $38.0 million for the first six months of fiscal 2000 from $38.7 million in the same period of fiscal 1999. Operating margins decreased to 13.2% for the second quarter of fiscal 2000 from 15.3% in the same period of fiscal 1999 and decreased to 13.7% for the six month period of fiscal 2000 from 15.1% in the same period of fiscal 1999. U.S. operating margins decreased to 10.9% for the second quarter of fiscal 2000 from 13.5% in the same period of fiscal 1999 and decreased to 11.5% for the six month period of fiscal 2000 from 13.4% in the same period of fiscal 1999.

         Interest expense was $4.2 million for the second quarter of fiscal 2000, down from $4.3 million in the same period of fiscal 1999 and was $8.1 million for the first six months of fiscal 2000, down from $9.0 million in the same period of fiscal 1999. The Company's effective tax rate increased to 40.1% in the second quarter of fiscal 2000 from 39.3% in the same period of fiscal 1999 and it increased to 39.9% in the six month period of fiscal 2000 from 39.4% in the same period of fiscal 1999.

         Net income decreased 6.5% to $8.6 million in the second quarter of fiscal 2000 from $9.2 million in the same period of fiscal 1999 and rose 1.6% to $18.2 million in the first six months of fiscal 2000 from $17.9 million in the first six months of fiscal 1999. Basic and diluted earnings per share for the second quarter of fiscal 2000 were $.42 per share compared with $.45 for the prior year quarter. Basic and diluted earnings per share for the first six months of 2000 increased to $.89 from $.88 and $.87, respectively. Net income margins decreased to 6.1% for the second quarter of fiscal 2000 compared with 7.1% in the second quarter of fiscal 1999 and decreased to 6.6% for the six month period of fiscal 2000 compared with 7.0% in the six month period of fiscal 1999.

LIQUIDITY AND FINANCIAL RESOURCES

         Cash flow from operating activities was $45.0 million in the six month period of fiscal 2000 and $32.5 million in the same period of fiscal 1999. The fiscal 2000 increase resulted primarily from increases in accounts payable and other current liabilities in connection with acquired operations, partially offset by increases in accounts receivable, prepaid expenses and inventories. Working capital at December 25, 1999 was $63.5 million, down 13.2% from $73.2 million at June 26, 1999. The decrease is primarily the result of the use of cash and other working capital to acquire business assets and to make repayments of long-term debt.

         Cash used in investing activities was $59.1 million in the six month period of fiscal 2000 and $21.6 million in the same period of fiscal 1999. The increase is primarily due to the acquisition of business assets in the first and second quarters of fiscal 2000.

         Cash provided by financing activities was $10.8 million in the six month period of fiscal 2000 and cash used for financing activities was $12.8 million in the same period of fiscal 1999. The cash provided by financing activities was largely used in the acquisition of business assets. The long-term debt, including current maturity, increased to $233.9 million at December 25, 1999 from $222.3 million at June 26, 1999. The Company's ratio of debt to total capitalization decreased to 48.0% at the end of the second quarter of fiscal 2000 from 48.5% at June 26, 1999.

         Stockholders' equity grew 7.6% to $253.6 million at December 25, 1999, compared with $235.6 million at the end of fiscal 1999. G&K's return on average equity decreased to 7.4% for the six month period of fiscal 2000 compared with 8.7% for the same period of fiscal 1999.

         Management believes that cash flows generated from operations and borrowing capability under its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

YEAR 2000 READINESS DISCLOSURE

           The Company utilizes both information technology (IT) and non-IT systems and assets throughout its U.S. and Canadian operations that would have been affected by the date change in the year 2000. The Company began an extensive review of its business in January 1998 to determine whether or not its IT and non-IT systems and assets were Year 2000 ready, as well as the remedial action and related costs associated with required modifications or replacements. The Company's goal was to ensure current business operations would continue to function accurately with minimal disruption through the year-end change. The Company continued discussions with its significant suppliers to determine the readiness of those suppliers to correct Year 2000 issues where their systems and products interface with the Company's systems or otherwise impact its operations. The Company assessed the extent to which its operations were vulnerable and created contingency plans should those suppliers not succeed to properly prepare their systems. The scope of the Year 2000 readiness effort included (i) information technology such as software and hardware, (ii) non-information systems or embedded technology such as micro controllers contained in various equipment, safety systems, facilities and utilities and
(iii) readiness of key third-party suppliers. The Company committed resources and leveraged previous investments in existing technologies in an effort to achieve these objectives.

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

         The Company implemented proposed solutions and began to incur expenses during fiscal 1998 to resolve the Year 2000 issue. These expenses will continue through the fiscal year 2000. Maintenance or modification costs are expensed as incurred, while costs of any new software and equipment are being capitalized over the asset's useful life, consistent with the Company's financial policies.

The Company has spent approximately $6.1 million related to the Year 2000 analysis; $2.1 million of these costs were capitalized.

         Contingency plans were developed for all areas of the business. The Company used a weighted system to evaluate and determine the level of risk in each of five areas: Operational, Facility Safety, Financial Management, Legal Implication and Organizational Implication. Where necessary, the Company implemented various contingency plans that included, but were not limited to, the following:

              - Secondary vendors for garments and other significant nonuniform inventories
              - Modifying inventory ordering practices during the year-end transition
              -    Manual work-arounds for less critical computerized systems
              - Staffing of management response teams during critical date changes, such as the calendar year change on January 1, 2000

         While the Company exercised its best efforts to identify and remedy any potential Year 2000 exposures within its control, the largest risks were expected with utilities in the form of water and power which, to a significant extent, were beyond the immediate control of the Company. To date, the Company has not identified any suppliers who were not Year 2000 compliant.

         While the Company believes its planning efforts were adequate to address its Year 2000 concerns, the Year 2000 readiness of the Company's suppliers and business partners may have lagged behind the Company's efforts. As of the date of this filing, the Company's business, financial condition and results of operations have not been adversely affected by Year 2000 issues. While the Company does not believe it will be materially impacted by the Year 2000 matters discussed above, it is uncertain as to what extent, if any, the Company may be affected by such matters in the future.


MARKET RISK SENSITIVITY

         The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended December 25, 1999.

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

         a. The Company held its Annual Meeting of Stockholders on October 28, 1999.

         b. The following eight persons were elected directors: Bruce G. Allbright, Paul Baszucki, Richard Fink, Wayne M. Fortun, Donald W. Goldfus, William Hope, Thomas Moberly and Bernard Sweet.

         c.   1. Each director nominee received the following votes:


                                                                             SHARES
                                                    ----------------------------------------------------------
                                                              IN FAVOR                 WITHHOLD AUTHORITY
                                                    ----------------------------------------------------------
                 Allbright                                   26,057,960                     111,927
                 Baszucki                                    26,058,005                     111,882
                 Fink                                        26,058,005                     111,882
                 Fortun                                      26,057,977                     111,910
                 Goldfus                                     26,058,005                     111,882
                 Hope                                        26,058,005                     111,882
                 Moberly                                     26,059,674                     110,213
                 Sweet                                       26,059,424                     110,463


               2. Stockholders ratified the appointment of Arthur Andersen LLP,
                  Certified Public Accountants, as independent auditors of the Company for 2000: 26,124,543 shares in favor, 34,857 shares voting against and 10,487 shares abstaining.

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




                                            G&K SERVICES, INC.
                                            (Registrant)


























   Date:    February 8, 2000                               /s/Jeffrey L. Wright
          ------------------                              ---------------------
                                                           Jeffrey L. Wright
                                                           Chief Financial
                                                           Officer, Treasurer
                                                           and Secretary
                                                          (Principal Financial
                                                            Officer)



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