Form 10-Q
period 2000-03-25
G&K SERVICES INC
filed 2000-05-09
CIK 39648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 25, 2000 Commission file number 0-4063

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

                   YES  X                    NO
                       ---                      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  CLASS A                            Outstanding May 4, 2000
Common Stock, par value $.50 per share                    19,058,115

                  CLASS B                            Outstanding May 4, 2000
Common Stock, par value $.50 per share                    1,474,996

                                     PART I.
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G&K SERVICES, INC. AND SUBSIDIARIES                                                      March 25,
                                                                                            2000             June 26,
ASSETS (In thousands, except share data)                                                (Unaudited)            1999
--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                               $3,005              $6,297
     Accounts receivable, less allowance for doubtful
        accounts of $3,035 and $2,479                                                        65,709              59,626
     Inventories                                                                             87,003              83,892
     Prepaid expenses and other current assets                                               11,728               8,974
     Prepaid income taxes                                                                         -               4,017
--------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                               167,445             162,806
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                                                    26,904              26,038
     Buildings and improvements                                                             102,099              93,519
     Machinery and equipment                                                                202,204             181,968
     Automobiles and trucks                                                                  39,328              39,447
     Less accumulated depreciation                                                         (157,675)           (142,537)
--------------------------------------------------------------------------------------------------------------------------
         Total property, plant and equipment                                                212,860             198,435
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Goodwill, net                                                                          141,727             128,226
     Restrictive covenants and customer lists, net                                           41,793              37,805
     Other, principally retirement plan assets                                               16,756              14,160
--------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                 200,276             180,191
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $580,581            $541,432
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                       $17,667             $15,456
     Accrued expenses
        Salaries and employee benefits                                                       17,924              18,309
        Other                                                                                19,761              13,504
     Deferred income taxes                                                                   14,016              14,007
     Current maturities of long-term debt                                                    37,660              28,362
--------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          107,028              89,638
--------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                              185,425             193,952
DEFERRED INCOME TAXES                                                                        11,339              11,520
OTHER NONCURRENT LIABILITIES                                                                 13,844              10,689
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
     Common stock, $.50 par
         Class A, 50,000,000 shares authorized, 19,058,920
           and 19,041,852 shares issued and outstanding                                       9,529               9,521
         Class B, 10,000,000 shares authorized, 1,474,996
            and 1,474,996 shares issued and outstanding                                         738                 738
     Additional paid-in capital                                                              26,672              26,086
     Retained earnings                                                                      236,552             210,253
     Deferred compensation                                                                   (2,581)             (2,601)
     Accumulated other comprehensive income                                                  (7,965)             (8,364)
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                         262,945             235,633
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $580,581            $541,432
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)
                                               For the Three Months Ended              For the Nine Months Ended
                                          ---------------------------------------------------------------------------
                                               March 25,          March 27,         March 25,          March 27,
(In thousands, except per share data)            2000               1999               2000              1999
---------------------------------------------------------------------------------------------------------------------
REVENUES
     Rental operations                               $138,792          $126,569           $405,207          $374,388
     Direct sales                                       4,641             4,578             15,541            12,746
---------------------------------------------------------------------------------------------------------------------
        Total revenues                                143,433           131,147            420,748           387,134
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Cost of rental operations                         78,729            71,531            229,481           210,833
     Cost of direct sales                               4,034             3,256             12,853             8,830
     Selling and administrative                        31,294            28,037             92,574            83,144
     Depreciation                                       7,624             7,010             21,688            20,051
     Amortization of intangibles                        2,377             2,142              6,754             6,424
---------------------------------------------------------------------------------------------------------------------
        Total operating expenses                      124,058           111,976            363,350           329,282
---------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                 19,375            19,171             57,398            57,852
     Interest expense                                   4,291             4,180             12,344            13,201
     Other income, net                                  (210)             (581)              (541)             (521)
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                             15,294            15,572             45,595            45,172
     Provision for income taxes                         6,133             6,151             18,220            17,826
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $  9,161          $  9,421           $ 27,375          $ 27,346
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

     Basic weighted average number
     of shares outstanding                             20,452            20,412             20,456            20,407
BASIC EARNINGS PER COMMON SHARE                       $  0.45           $  0.46            $  1.34           $  1.34
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
     Diluted weighted average number
     of shares outstanding                             20,455            20,527             20,497            20,512
DILUTED EARNINGS PER COMMON SHARE                     $  0.45           $  0.46            $  1.34           $  1.33
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)
                                                                                           For the Nine Months Ended
                                                                                           ---------------------------
                                                                                            March 25,     March 27,
(In thousands)                                                                                 2000         1999
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net Income                                                                            $   27,375   $   27,346
       Adjustments to reconcile net income to net cash
          provided by operating activities -
          Depreciation and amortization                                                          28,442       26,475
          Deferred income taxes                                                                    (181)        (263)
          Changes in current operating items,
            exclusive of acquisitions -
            Accounts receivable and prepaid expenses                                             (2,715)      (1,934)
            Inventories                                                                          (1,255)      (5,383)
            Accounts payable and other accrued                                                   11,833       (1,707)
              expenses
            Other, net                                                                            1,933        1,421
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        65,432       45,955
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
       Property, plant and equipment additions, net                                             (30,860)     (30,075)
       Acquisition of business assets                                                           (35,029)        (155)
       Net proceeds from sale of assets                                                               -        2,074
       Purchase of investments, net                                                              (2,358)        (567)
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                          (68,247)     (28,723)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
       Proceeds from debt financing                                                              55,440       15,598
       Repayments of debt financing                                                             (55,055)     (38,102)
       Cash dividends paid                                                                       (1,077)      (1,076)
       Sale of common stock                                                                         215           16
----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                             (477)     (23,564)
----------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                            (3,292)      (6,332)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                                                        6,297       11,975
----------------------------------------------------------------------------------------------------------------------
       End of period                                                                        $     3,005   $    5,643
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for -
           Interest                                                                          $   11,543    $  12,315
----------------------------------------------------------------------------------------------------------------------
           Income taxes                                                                      $   11,772    $  20,883
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                       G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in thousands, except per share data.)
     Three and nine month periods ended March 25, 2000 and March 27, 1999
                                  (Unaudited)

                  The consolidated financial statements included herein, except for the June 26, 1999 balance sheet which was extracted from the audited financial statements of June 26, 1999, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 25, 2000, and the results of its operations and its cash flows for the three and nine month periods ended March 25, 2000 and March 27, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report.

                  The results of operations for the three and nine month periods ended March 25, 2000, and March 27, 1999, are not necessarily indicative of the results to be expected for the full year.

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


                                                            Three Months Ended            Nine Months Ended
                                                       ----------------------------- -----------------------------
                                                         March 25,      March 27,      March 25,      March 27,
                                                           2000           1999           2000           1999
                                                       -------------- -------------- -------------- --------------
              Weighted average number of common
              shares outstanding                              20,452         20,412         20,456         20,407
                                                      ------------------------------------------------------------

              Shares used in computation of
              basic earnings per share                        20,452         20,412         20,456         20,407

              Weighted average effect of
              non-vested restricted stock grants                   -             39              3             37

              Weighted average common shares
              issuable upon the exercise of
              stock options                                        3             76             38             68


                                                      ------------------------------------------------------------
              Shares used in computation of
              diluted earnings per share                      20,455         20,527         20,497         20,512
                                                      ------------------------------------------------------------
                                                      ------------------------------------------------------------


         RECENT ACCOUNTING PRONOUNCEMENTS
                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has elected to adopt SFAS No. 133 on March 26, 2000. The impact of adoption will be recognition of income of approximately $1,600.

2.       COMPREHENSIVE INCOME

                  For the three and nine month periods ended March 25, 2000 and March 27, 1999, the components of comprehensive income were as follows:


                                                             Three Months Ended             Nine Months Ended
                                                        ------------------------------------------------------------
                                                          March 25,      March 27,      March 25,      March 27,
                                                             2000           1999           2000           1999
                                                        ------------------------------------------------------------
              Net income                                        $9,161         $9,421        $27,375        $27,346
              Other comprehensive income, net of tax
                   Foreign currency translation
                     adjustments                                   287          1,296            195         (1,986)
                   Unrealized gain on investments held
                     for sale                                       95             55            204            258

                                                        ------------------------------------------------------------
              Comprehensive income                              $9,543        $10,772        $27,774        $25,618
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

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note
         1). Financial information by geographic location for the three and nine month periods ended March 25, 2000 and March 27, 1999 is as follows:


         For the three months ended                     UNITED
         MAR. 25, 2000 AND MAR. 27, 1999                STATES            CANADA            TOTAL
         ----------------------------------------------------------------------------------------
         Fiscal Year 2000:
                  Revenues                            $124,977           $18,456         $143,433
                  Income from operations                14,249             5,126           19,375
                  Capital expenditures                   8,227               427            8,654
                  Depreciation and amortization
                     expense                             8,896             1,105           10,001
         Fiscal Year 1999:
                  Revenues                            $115,350           $15,797         $131,147
                  Income from operations                14,708             4,463           19,171
                  Capital expenditures                   8,240               769            9,009
                  Depreciation and amortization
                     expense                             8,184               968            9,152
         ----------------------------------------------------------------------------------------


         For the nine months ended                      UNITED
         MAR. 25, 2000 AND MAR. 27, 1999                STATES            CANADA            TOTAL
         ----------------------------------------------------------------------------------------
         Fiscal Year 2000:
                  Revenues                            $367,581           $53,167         $420,748
                  Income from operations                42,208            15,190           57,398
                  Capital expenditures                  29,242             1,618           30,860
                  Depreciation and amortization
                     expense                            25,193             3,249           28,442
         Fiscal Year 1999:
                  Revenues                            $341,348           $45,786         $387,134
                  Income from operations                44,999            12,853           57,852
                  Capital expenditures                  27,812             2,263           30,075
                  Depreciation and amortization
                     expense                            23,493             2,982           26,475
         ----------------------------------------------------------------------------------------


4.       SUBSEQUENT EVENT

                  The Company is in the process of exploring alternatives for its Portland cleanroom facility, including potential closure of the operation. In the event that the facility is shutdown, it would result in a one-time charge ranging from $1,000-$1,400. This charge primarily involves the write-off of leasehold improvements and equipment used in the facility. A course of action is expected to be finalized during the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended March 25, 2000 and March 27, 1999, and the percentage changes in these income and expense items between periods are contained in the following table:


                                          THREE MONTHS               NINE MONTHS                  PERCENTAGE
                                             ENDED                      ENDED                       CHANGE
                                   ----------------------------------------------------- ---------------------------
                                                                                         Three Months   Nine Months
                                    March 25,     March 27,    March 25,    March 27,       FY 2000       FY 2000
                                       2000         1999          2000         1999       vs. FY 1999   vs. FY 1999
                                   ---------------------------------------------------------------------------------
Revenues
   Rental                                 96.8%        96.5%         96.3%        96.7%          9.7%          8.2%
   Direct                                  3.2          3.5           3.7          3.3           1.4          21.9
                                   --------------------------- --------------------------
    Total Revenues                       100.0        100.0         100.0        100.0           9.4           8.7

Expenses
  Cost of Rental Sales                    56.7         56.5          56.6         56.3          10.1           8.8
  Cost of Direct Sales                    86.9         71.1          82.7         69.3          23.9          45.6
                                   -----------------------------------------------------
    Total Cost of Sales                   57.7         57.0          57.6         56.7          10.7          10.3

    Selling and Administrative            21.8         21.4          22.0         21.5          11.6          11.3
    Depreciation                           5.3          5.3           5.2          5.2           8.8           8.2
    Amortization of Intangibles            1.7          1.7           1.6          1.7          11.0           5.1
                                   -----------------------------------------------------
Income from Operations                    13.5         14.6          13.6         14.9           1.1          (0.8)

Interest Expense                           2.9          3.2           2.9          3.4           2.7          (6.5)
Other Income, net                         (0.1)        (0.5)         (0.1)        (0.2)        (63.9)          3.8
                                   -----------------------------------------------------
Income Before Income Taxes                10.7         11.9          10.8         11.7          (1.8)          0.9
Provision for Income Taxes                 4.3          4.7           4.3          4.6          (0.3)          2.2
                                   -----------------------------------------------------

Net Income                                 6.4%         7.2%          6.5%         7.1%         (2.8)%         0.1%
                                   -----------------------------------------------------
                                   -----------------------------------------------------


         Total revenues for the third quarter of fiscal 2000 increased 9.4% to $143.4 million from $131.1 million in the third quarter of fiscal 1999 and increased 8.7% to $420.7 million for the first nine months of fiscal 2000 from $387.1 million in the same period of fiscal 1999. Comparable revenues, after adjusting for the acquired and divested operations, were up 6.6% in the third quarter of fiscal 2000 and were up 7.2% for the first nine months of fiscal 2000.

         Rental revenue growth for the third quarter accounted for $12.2 million, or a 9.7% increase over the prior year quarter and for the first nine months it accounted for $30.8 million, or an 8.2% increase. The improvement in rental revenue growth rates were influenced by several factors including the Company's focus on internal revenue growth, which includes increased sales and administrative costs designed to support planned growth, acquisitions and a stronger Canadian dollar compared to the U.S. dollar.

         Total direct sales to outside customers increased 1.4% to $4.6 million for the third quarter of fiscal 2000 compared to $4.6 million in the same period of fiscal 1999 and increased 21.9% to $15.5 million for the first nine months of fiscal 2000 from $12.7 million in the same period of fiscal 1999. This increase over the first nine months was driven largely by the direct sale/catalog group. Cost of direct sales, as a percentage of direct sales, increased to 86.9% for the third quarter of fiscal 2000 from 71.1% in the same period of fiscal 1999 and increased to 82.7% for the first nine months of fiscal 2000 from 69.3% for the same period of fiscal 1999. The increase in costs of direct sales is largely due to the addition of fixed fulfillment and embroidery costs to support future growth in direct sales and catalog revenues.

         Cost of rental operations increased 10.1% to $78.7 million for the third quarter of fiscal 2000 from $71.5 million in the same period of fiscal 1999 and rose 8.8% to $229.5 million for the first nine months of fiscal 2000 from $210.8 million in the same period of fiscal 1999. As a percentage of rental revenues, these costs increased to 56.7% for the third quarter of fiscal 2000 from 56.5% in the same period of fiscal 1999 and increased to 56.6% for the first nine months of fiscal 2000 from 56.3% in the same period of fiscal 1999.

         Selling and administrative expenses increased 11.6% to $31.3 million in the third quarter of fiscal 2000 from $28.0 million in the same period of fiscal 1999 and increased 11.3% to $92.6 million for the first nine months of fiscal 2000 from $83.1 million in the same period of fiscal 1999. As a percentage of revenues, selling and administrative expenses increased to 21.8% in the third quarter of fiscal 2000 from 21.4% in the same period of fiscal 1999 and increased to 22.0% in the nine month period of fiscal 2000 from 21.5% in the same period of fiscal 1999. The increase as a percent of revenue was driven by expenses related to a larger rental sales force and increases in the direct sale/catalog group including a larger sales force, an expanded catalog and additional administrative personnel.

         Depreciation expense increased 8.8% to $7.6 million in the third quarter of fiscal 2000 from $7.0 million in the same period of fiscal 1999 and increased 8.2% to $21.7 million for the first nine months of fiscal 2000 from $20.1 million in the same period of fiscal 1999. As a percentage of revenues, depreciation expense was 5.3% in the third quarter of fiscal 2000 and 5.2% for the nine month period of fiscal 2000, unchanged from the same periods of fiscal 1999. Capital expenditures, excluding acquisition of businesses, were $8.7 million in the third quarter of fiscal 2000 compared to $9.0 million in the prior year's quarter, and for the nine month period they were $30.9 million compared to $30.1 million in the prior year.

         Amortization expense increased 11.0% to $2.4 million in the third quarter of fiscal 2000 from $2.1 million in the third quarter of fiscal 1999 and increased 5.1% to $6.8 million in the first nine months of fiscal 2000 from $6.4 million in the same period of fiscal 1999.

         Income from operations increased 1.1% to $19.4 million in the third quarter of fiscal 2000 from $19.2 million in the same period of fiscal 1999 and decreased 0.8% to $57.4 million for the first nine months of fiscal 2000 from $57.9 million in the same period of fiscal 1999. Operating margins decreased to 13.5% for the third quarter of fiscal 2000 from 14.6% in the same period of fiscal 1999 and decreased to 13.6% for the nine month period of fiscal 2000 from 14.9% in the same period of fiscal 1999. U.S. operating margins decreased to 11.4% for the third quarter of fiscal 2000 from 12.8% in the same period of fiscal 1999 and decreased to 11.5% for the nine month period of fiscal 2000 from 13.2% in the same period of fiscal 1999.

         Interest expense was $4.3 million for the third quarter of fiscal 2000, up from $4.2 million in the same period of fiscal 1999 and was $12.3 million for the first nine months of fiscal 2000, down from $13.2 million in the same period of fiscal 1999. The Company's effective tax rate increased to 40.1% in the third quarter of fiscal 2000 from 39.5% in the same period of fiscal 1999 and it increased to 40.0% in the nine month period of fiscal 2000 from 39.5% in the same period of fiscal 1999.

         Net income decreased 2.8% to $9.2 million in the third quarter of fiscal 2000 from $9.4 million in the same period of fiscal 1999 and rose 0.1% to $27.4 million in the first nine months of fiscal 2000 from $27.3 million in the first nine months of fiscal 1999. Basic and diluted earnings per share for the third quarter of fiscal 2000 were $.45 per share compared with $.46 for third quarter of fiscal 1999. Basic and diluted earnings per share for the first nine months of 2000 increased to $1.34 from $1.34 and $1.33, respectively. Net income margins decreased to 6.4% for the third quarter of fiscal 2000 compared with 7.2% in the third quarter of fiscal 1999 and decreased to 6.5% for the nine month period of fiscal 2000 compared with 7.1% in the nine month period of fiscal 1999.


LIQUIDITY AND FINANCIAL RESOURCES

         Cash flow from operating activities was $65.4 million in the nine month period of fiscal 2000 and $46.0 million in the same period of fiscal 1999. The fiscal 2000 increase resulted primarily from increases in accounts payable and other current liabilities in connection with acquired operations, partially offset by increases in accounts receivable, prepaid expenses and inventories.

Working capital at March 25, 2000 was $60.4 million, down 17.4% from $73.2 million at June 26, 1999.

         Cash used in investing activities was $68.2 million in the nine month period of fiscal 2000 and $28.7 million in the same period of fiscal 1999. The increase is primarily due to the acquisition of business assets in the first and second quarters of fiscal 2000.

         Cash used for financing activities was $0.5 million in the nine month period of fiscal 2000 and $23.6 million in the same period of fiscal 1999. The long-term debt, including current maturity, increased to $223.1 million at March 25, 2000 from $222.3 million at June 26, 1999. The Company's ratio of debt to total capitalization decreased to 45.9% at the end of the third quarter of fiscal 2000 from 48.5% at June 26, 1999.

         Stockholders' equity grew 11.6% to $262.9 million at March 25, 2000, compared with $235.6 million at the end of fiscal 1999. G&K's return on average equity increased to 11.0% in the nine month period of fiscal 2000 compared with 13.0% for the same period of fiscal 1999.

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


MARKET RISK SENSITIVITY

         The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended March 25, 2000.

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




                               G&K SERVICES, INC.
                                  (Registrant)






Date: May 9, 2000                       /s/Jeffrey L. Wright
     -------------------                ------------------------

                                        Jeffrey L. Wright
                                        Chief Financial Officer, Treasurer and
                                        Secretary
                                        (Principal Financial Officer)



                                        /s/Michael F. Woodard
                                        ------------------------

                                        Michael F. Woodard
                                        Controller
                                        (Principal Accounting Officer)