Form 10-K
period 2000-07-01
G&K SERVICES INC
filed 2000-09-28
CIK 39648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark One)
     X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
    ---    Exchange Act of 1934


                     For the Fiscal Year Ended July 1, 2000

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
    ---    Exchange Act of 1934

                          Commission file number 0-4063

                               G&K SERVICES, INC.
             (Exact name of registrant as specified in its charter)

      MINNESOTA                                         41-0449530
------------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)

                           5995 OPUS PARKWAY, STE. 500
                           MINNETONKA, MINNESOTA 55343
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code  (952) 912-5500
                                                   ----------------

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

           The aggregate market value of the voting stock of registrant held by non-affiliates of registrant, on September 14, 2000, computed by reference to the closing sale price of such shares on such date, was approximately $570,022,962.

           On September 14, 2000, there were outstanding 19,066,372 and 1,474,996 shares of the registrant's Class A and Class B Common Stock, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                                       PART OF 10-K INTO WHICH
DOCUMENT                                               DOCUMENT IS INCORPORATED
--------                                               ------------------------

Portions of proxy statement for the annual meeting
 of stockholders to be held October 26, 2000           Part III

                                     PART I


ITEM 1.    BUSINESS

           G&K Services, Inc. and its wholly owned subsidiaries (the Company or G&K) was formed in 1902. G&K operates in the corporate identity apparel programs and facility services industry. The Company rents uniforms (including cleanroom garments) to its customers and offers uniforms and other related products for sale. The corporate identity apparel programs and facility services business also includes the rental of nonapparel items such as floormats, dust mops and cloths, wiping towels and selected linen items. In addition, the Company manufactures uniform garments, which it uses to support rental customers and sells on a direct sale basis.

           During fiscal year 2000, the Company made three acquisitions. During the first quarter, the assets of 3-D Services, Inc. were purchased, which consisted of one facility in Boston. In the second quarter, the assets of Aladdin, Inc. were purchased, which included 4 facilities in Iowa. During the fourth quarter, Whistle Kleen Enterprises Ltd. was purchased with one facility in Ottawa, Canada.

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

           The Company has been steadily expanding its operations into additional geographic markets. G&K currently has a presence in 31 states, serving customers in over 45 states from approximately 130 locations in the U.S. and Canada. By comparison, G&K operated from approximately 40 locations in 21 states in 1988.

           The Company targets its marketing efforts on those customers, industries and geographic locations that are expanding and are in need of a quality-oriented corporate identity program that provides high levels of product quality, customer service and communication. The Company's experience with both existing and potential customers confirms that a large segment of the market is willing to pay a premium price to a vendor that can consistently supply these features.

PRODUCTS

           The Company's full-service rental program supplies a broad range of work garments, specialized uniforms for corporate identity programs, anti-static garments, particle-free garments, and dress clothing for supervisors, sales personnel and others needing upgraded work apparel.

           G&K serves customers of all sizes - from very small to very large -in all industries. The current trend is towards the service sector; however, G&K's customers also include the industrial sector, hi-technology, automotive services, printing, warehousing, distribution, transportation and many others.

           The Company believes that customers use these programs to meet a variety of critical business needs.

              - Worker protection - uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

              - Product protection - uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

              - Corporate identity - uniforms help identify employees working for a particular company or department. Uniformed employees are perceived as trained, competent and dependable.

              - Brand awareness - uniforms promote a company's brand identity and employees serve as a "walking billboard".

              - Image - uniforms provide a professional image of employees by enhancing the public appearance of the employee and company.

              - Employee retention - uniforms enhance worker morale and help build a teamwork attitude.

           The Company provides its apparel-rental customers with a full range of services. Advice and assistance are offered in choosing fabrics, styles and colors appropriate to the customer's specific needs. A large stock of new and used garments are available to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repairs and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer's location and returned clean on a weekly cycle.

           The Company also believes that uniform rental may provide customers with significant advantages over ownership. Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program.

           Most of the Company's customers also rent items other than apparel, primarily floormats, dust mops, dust cloths, wiping towels and linens. Floormats are used to protect facilities from dust, grease, moisture and other hazards, and can also enhance decor, provide a corporate identity logo or improve traffic safety. Dust mops, cloths and wiping towels are chemically treated to attract and hold dirt, and are provided in a range of sizes. The Company's wiping towels are used by its customers for numerous wiping and cleaning tasks in varied settings. Selected linen items, primarily aprons and towels, are used for sanitary or cleaning purposes.

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

EMPLOYEES

           The Company's U.S. operations had a total of 6,907 employees as of July 1, 2000, consisting of 3,945 production employees and 2,962 sales, office, route and management personnel. Approximately 16% of the Company's U.S. employees are represented by unions. Management believes its domestic employee relations are satisfactory.

           The Company's Canadian operations had a total of 1,006 employees as of July 1, 2000, consisting of 578 production employees and 428 sales, office, route and management personnel. Approximately 75% of the Company's Canadian employees are represented by unions. Management believes Canadian employee relations are satisfactory.

FOREIGN AND DOMESTIC OPERATIONS

           Financial information relating to foreign and domestic operations is set forth in Note 8 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 2.    PROPERTIES

           The Company owns approximately 80% of its processing facilities, which average over 43,000 square feet in size. G&K cleans and supplies rental items principally from forty-five industrial garment, cleanroom garment, dust control and linen supply plants located in the following cities in the United
States:

     City                                      City
-------------------------------------     -------------------------------------
Albuquerque, New Mexico (two plants)      Louisville, Kentucky
Atlanta, Georgia (two plants)             Memphis, Tennessee
Augusta, Georgia                          Milwaukee, Wisconsin
Charlotte, North Carolina                 Minneapolis, Minnesota (two plants)
Chicago, Illinois                         Mobile, Alabama
Dallas, Texas (two plants)                Montgomery, Alabama
Davenport, Iowa                           New Orleans, Louisiana
Denver, Colorado (two plants)             North Attleboro, Massachusetts
Des Moines, Iowa                          Opa Locka, Florida
Fort Dodge, Iowa                          Phoenix, Arizona
Fort Worth, Texas                         Pittsburg, California
Fort Lauderdale, Florida                  Portsmouth, Virginia
Graham, North Carolina                    Rockford, Illinois
Green Bay, Wisconsin                      St. Cloud, Minnesota
Houston, Texas                            Salt Lake City, Utah
Indianapolis, Indiana                     San Antonio, Texas
Jonesboro, Arkansas                       San Jose, California
Kansas City, Missouri                     Seattle, Washington
Lakeland, Florida                         Tampa, Florida
Los Angeles, California                   Tempe, Arizona



           The Company also operates principally from five plants located in the following cities in Canada:

     City                                              City
-------------------------------------     -------------------------------------
Toronto, Ontario (Metro East)             Windsor, Ontario
Montreal, Quebec                          Sault Sainte Marie, Ontario
Cambridge, Ontario


ITEM 3.    LEGAL PROCEEDINGS

           Except as set forth in Item 1. Business - Environmental Matters, the Company is not a party to any legal proceedings other than routine litigation incidental to the business of the Company, and is not aware of any threatened litigation that would have a material adverse effect on the Company's business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2000.

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


                              HIGH               LOW
---------------------------------------------------------
FISCAL 2000
  1st Quarter                54                 37 3/4
  2nd Quarter                42 15/16           29
  3rd Quarter                33                 14 3/4
  4th Quarter                30 3/4             17 15/16
---------------------------------------------------------
FISCAL 1999
  1st Quarter                55 3/4             41 5/8
  2nd Quarter                54 5/8             40 1/2
  3rd Quarter                56 1/4             45 1/2
  4th Quarter                52 5/16            39 3/4
---------------------------------------------------------

         As of September 14, 2000, the Company had approximately 560 registered stockholders.

         The Company has declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended July 1, 2000 and June 26, 1999. The Company's debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

                                  2000      1999      1998      1997      1996
--------------------------------------------------------------------------------
Revenues                        $577,392  $519,966  $502,593  $350,914  $305,414
Net Income                        37,812    37,029    32,058    29,002    22,720
Per Share Data:
  Basic earnings per share          1.85      1.81      1.57      1.43      1.12
  Diluted earnings per share        1.85      1.81      1.57      1.42      1.11
  Dividends per share               0.07      0.07      0.07      0.07      0.07
Total Assets                     594,952   541,432   531,842   311,965   282,520
Long-Term Debt                   167,345   193,952   234,843    54,284    75,143
Stockholders' Equity             271,522   235,633   198,120   168,987   140,976
--------------------------------------------------------------------------------

         The fiscal 1998 results include the results of operations of facilities purchased from NLS. See Note 2 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto which are included herein. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest June 30. The fiscal year ended July 1, 2000 was a 53-week year.

         In fiscal 2000, G&K, now the third largest competitor in the estimated $10.7 billion uniform and related services industry, achieved 11.0% revenue growth, 8.9% after excluding the impact of the 53rd week, a 2.1% increase in net income and realized a 14.9% return on average equity. G&K's record of strong financial performance results from an effective, consistent growth strategy designed to meet the diverse needs of customers in the industrial uniform market.

         During fiscal year 2000, the Company made three acquisitions. During the first quarter, the assets of 3-D Services, Inc. were purchased, which consisted of one facility in Boston. In the second quarter, the assets of Aladdin, Inc. were purchased, which included 4 facilities in Iowa. During the fourth quarter, Whistle Kleen Enterprises Ltd. was purchased with one facility in Ottawa, Canada. All acquisitions were accounted for using the purchase method. The total purchase price of these acquisitions was approximately $34.9 million in cash. The purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $26.1 million.

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

         For the latest five-year period, revenues grew at a rate of 17.1%, compounded annually. This exceeds the Company's stated goal of maintaining a long-term growth rate of 15%. These results reflect the Company's strategies to attain increased market penetration and an expanded customer base through internal growth and acquisitions.

         The Company's five-year growth rate for net income was 15.6%, compounded annually. The Company's investments in new technologies have provided increased productivity and reduced labor expenses. Better merchandise control and lower processing costs have contributed to bottom-line growth, while garment manufacturing facilities have enhanced product quality and decreased merchandise costs.

         The percentage relationships to net sales of certain income and expense items for the three fiscal years ended July 1, 2000, June 26, 1999 and June 27, 1998, and the percentage changes in these income and expense items between years are presented in the following table:

                                            PERCENTAGE OF NET SALES                  PERCENTAGE CHANGE
                                                  YEARS ENDED                          BETWEEN YEARS
                                    ----------------------------------------- ----------------------------
                                                                                 FY 2000 vs.   FY 1999 vs.
                                    Fiscal 2000   Fiscal 1999   Fiscal 1998        FY 1999       FY 1998
                                    ----------------------------------------- ----------------------------
Revenues                               100.0%        100.0%        100.0%            11.0%         3.5%

Expenses:
  Cost of rental and direct sales       57.8          56.8          58.6             12.9          0.3
  Selling and administrative            22.1          21.4          19.9             14.6         11.1
  Depreciation                           5.1           5.3           5.3              7.6          4.0
  Amortization of intangibles            1.6           1.6           1.8              7.9         (7.1)
                                    -----------------------------------------
Income from operations                  13.4          14.9          14.4              0.3          6.9

Interest expense                         2.9           3.3           4.3             (3.0)       (21.2)
Other income, net                       (0.4)         (0.2)         (0.4)           105.8        (53.8)
                                    -----------------------------------------
Income before income taxes              10.9          11.8          10.5              3.0         16.0

Provision for income taxes               4.4           4.7           4.1              4.3         16.8
                                    -----------------------------------------

Net income                               6.5%          7.1%          6.4%             2.1%        15.5%
                                    =========================================

FISCAL 2000 COMPARED TO FISCAL 1999

         Total revenues for fiscal 2000 rose 11.0% to $577.4 million from $520.0 million in fiscal 1999 (8.9% after excluding the impact of the 53rd week). Comparable revenues, after adjusting for the acquired and divested operations and adjusting for the additional week, were up 7.0% for fiscal 2000.

         Rental revenues rose $53.6 million in fiscal 2000, a 10.7% increase over fiscal 1999 (8.5% after excluding the impact of the 53rd week). The improvement in rental growth rates was influenced by several factors including the Company's focus on internal revenue growth, which includes increased sales and administrative costs designed to support planned growth, acquisitions and a stronger Canadian dollar compared to the U.S. dollar.

         Total direct sales to outside customers increased 22.7% to $20.7 million in fiscal 2000 from $16.9 million in fiscal 1999 (20.4% after excluding the impact of the 53rd week). Cost of direct sales, as a percent of direct sales, increased to 84.0% in fiscal 2000 from 70.6% in fiscal 1999. The increase in cost of direct sales is largely due to the addition of fixed fulfillment and embroidery costs to support the future growth in direct sales and catalog revenues.

         Cost of rental operations increased 11.5% to $316.1 million in fiscal 2000 from $283.4 million in fiscal 1999. As a percent of rental revenues, these costs increased to 56.8% in fiscal 2000 compared to 56.3% in fiscal 1999. The increase as a percent of revenue was primarily attributed to the closing of the Portland cleanroom facility, increased cost of employee benefits, specifically the cost of health care and workers' compensation and increases in delivery fuel costs. These increases were partially offset by the Company's success in increasing productivity and reducing labor costs.

         Selling and administrative expenses increased 14.6% to $127.5 million in fiscal 2000 from $111.2 million in fiscal 1999. As a percentage of total revenues, selling and administrative expenses increased to 22.1% in fiscal 2000 from 21.4% in fiscal 1999. The increase as a percent of revenue is due to several factors, including expenses related to the direct sale operation including a larger sales force, an expanded catalog and additional administrative personnel, as well as a larger rental sales force and expenses related to new product launches.

         Depreciation expense increased 7.6% to $29.5 million in fiscal 2000 from $27.4 million in fiscal 1999. As a percentage of revenues, depreciation expense decreased to 5.1% in fiscal 2000 compared to 5.3% in fiscal 1999. Capital expenditures for fiscal 2000, excluding acquisition of businesses, was $43.7 million compared to $38.0 million in fiscal 1999. The increase in capital expenditures is largely due to the acquisition of software in connection with the Company's strategic information systems initiatives. Amortization expense increased to $9.3 million for fiscal 2000 from $8.6 million in fiscal 1999. As a percent of revenues, amortization expense remained consistent at 1.6% in fiscal 2000 compared to fiscal 1999.

         Income from operations increased 0.3% to $77.6 million in fiscal 2000 from $77.4 million in fiscal 1999. Operating margins decreased to 13.4% in fiscal 2000 from 14.9% in fiscal 1999.

         Interest expense was $16.7 million for fiscal 2000, down from $17.2 million in fiscal 1999. The decrease was driven by lower average debt levels partially offset by an increase in interest rates. Other income increased to $2.1 million in fiscal 2000, up from $1.0 million in fiscal 1999. This increase is largely due to a one-time gain of $1.7 million indirectly related to the adoption of the new Financial Accounting Standards Statement No. 133. Under this accounting standard, the Company changed its characterization of investments held in connection with deferred compensation plans to trading securities and recognized previously unrealized gains. The Company's effective tax rate increased to 40.0% in fiscal 2000 from 39.5% in fiscal 1999.

         Net income rose 2.1% to $37.8 million in fiscal 2000 from $37.0 million in fiscal 1999. Basic and diluted earnings per share for fiscal 2000 was $1.85 per share compared to basic and diluted earnings per share of $1.81 per share in fiscal 1999. Net income margins decreased to 6.5% for fiscal 2000 compared to 7.1% in fiscal 1999.


FISCAL 1999 COMPARED TO FISCAL 1998

         Total revenues for fiscal 1999 rose 3.5% to $520.0 million from $502.6 million in fiscal 1998. The first quarter of fiscal 1998 included only 11 weeks of revenues from assets acquired from NLS on July 14, 1997, including three industrial locations that were later sold in the fourth quarter of fiscal 1998. Adjusting for the timing of the NLS asset purchase and divested operations, total revenue growth was 4.2% for fiscal 1999.

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

         Interest expense was $17.2 million for fiscal 1999, down from $21.8 million in fiscal 1998, reflecting lower average debt levels and lower all-in borrowing rates. The Company's effective tax rate increased slightly to 39.5% in fiscal 1999 from 39.2% in fiscal 1998.

         Net income rose 15.5% to $37.0 million in fiscal 1999 from $32.1 million in fiscal 1998. Basic and diluted earnings per share for fiscal 1999 was $1.81 per share compared to basic and diluted earnings per share of $1.57 per share in fiscal 1998. Net income margins increased to 7.1% for fiscal 1999 compared to 6.4% in fiscal 1998.


LIQUIDITY AND FINANCIAL RESOURCES

         Cash flow from operating activities was $83.3 million in fiscal 2000, $59.4 million in fiscal 1999 and $74.5 million in fiscal 1998. The increased cash flow in fiscal 2000 is largely due to increases in earnings before depreciation and amortization and increases in accounts payable and other current liabilities associated with acquired operations. The decrease in fiscal 1999 from fiscal 1998 resulted from the decrease in other current liabilities, primarily income taxes, during fiscal 1999 and the fiscal 1998 increase in accounts payable and other current liabilities in connection with the locations acquired from NLS. Working capital at July 1, 2000 was $49.7 million, down 32.1% from $73.2 million at June 26, 1999. The decrease in working capital is largely due to the scheduled payments of long-term debt.

         Cash used in investing activities was $84.6 million in fiscal 2000, $36.8 million in fiscal 1999 and $236.4 million in fiscal 1998. The increase in fiscal 2000 was due primarily to two key acquisitions and the increase in fiscal 1998 was due primarily to the acquisition of assets from NLS. In fiscal 2001, capital expenditures are anticipated to be approximately $45 million to $50 million.

         Financing activities provided cash of $1.5 million in fiscal 2000, used $28.3 million of cash in fiscal 1999 and provided $166.9 million in fiscal 1998. The fiscal 2000 cash provided by financing activities was used largely for the acquisition of business assets. The fiscal 1999 decrease was used for debt reduction. The fiscal 1998 cash provided by financing activities was used in the acquisition of selected assets of NLS. Total long-term debt, including current maturities, increased to $225.7 million at July 1, 2000 from $222.3 million at June 26, 1999. The Company paid dividends of $1.4 million in each of the fiscal years 2000, 1999 and 1998. The Company's ratio of debt to total capitalization decreased to 45.4% at the end of fiscal 2000 from 48.5% at the end of fiscal 1999. The Company has a $125.0 million line of credit and a $20.0 million discretionary credit facility, of which $21.4 million and $16.4 million, respectively, was outstanding at the end of fiscal 2000.

         The Company's credit facility contains various restrictive covenants that, among other matters, require the Company to maintain a minimum interest coverage ratio, minimum stockholders' equity and maximum leverage ratio, all as defined. The credit facility also limits additional indebtedness, investments, capital expenditures and cash dividends. As of July 1, 2000, the Company was in compliance with all debt covenants. Subsequent to the end of fiscal 2000, the Company completed a $50 million, 8.40% private placement debt transaction with certain institutional investors. The 10-year notes have a seven-year average life. According to the note purchase agreement, an initial take-down of $20.0 million was completed on July 20, 2000. Two additional take-downs of $15.0 million each will be made on or about September 15, 2000 and December 15, 2000. Each subsequent take-down will bear the same coupon of 8.40%.

         Stockholders' equity grew 15.2% to $271.5 million at July 1, 2000, compared with $235.6 million at the end of fiscal 1999. G&K's return on average equity decreased to 14.9% in fiscal 2000, compared with 17.1% and 17.5% for fiscal 1999 and fiscal 1998, respectively.

         Management believes that cash flows generated from operations and borrowing capability under its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.


YEAR 2000 READINESS DISCLOSURE

         The Company did not experience any significant system problems at the beginning of calendar year 2000. The Company believes its planning efforts were adequate to address its Year 2000 concerns and, as of the date of this filing, it did not have a material impact on its business, financial condition or its results of operations. Additionally, the Company is not aware of any material problems experienced by its suppliers.

         The Company began to incur expenses during fiscal 1998 as it began to implement proposed solutions to resolve the Year 2000 issue. These expenses continued through fiscal year 2000. The Company has spent approximately $6.1 million related to the Year 2000 analysis; $2.1 million of these costs were capitalized. The Company continues to monitor its systems' performance and does not anticipate future issues related to Year 2000 matters.


MARKET RISK SENSITIVITY

         The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to manage interest rate risk. The Company's earnings are affected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $219 million. This exposure is limited by the use of interest rate swap agreements as a hedge against variability in short-term rates. The interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. If short-term rates increase by one-half percent (or 50 basis points), the Company's interest expense would increase, and income before taxes would decrease, by approximately $0.6 million. Conversely, if short-term rates decrease by one-half percent (or 50 basis points), the Company's interest expense would decrease, and income before taxes would increase, by approximately $0.6 million. This estimated exposure considers the mitigating effects of interest rate swap agreements on the change in the cost of variable rate debt. This analysis does not consider the effects of a change in economic activity or a change in the Company's capital structure.

         The information below summarizes the Company's market risks associated with debt and interest rate swap obligations as of July 1, 2000. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                                              EXPECTED MATURITY DATE BY FISCAL YEAR
                                         -----------------------------------------------------------------------
                                                                                       There-            Fair
(In thousands)                              2001     2002     2003     2004    2005    after   Total     Value
---------------------------------------  -----------------------------------------------------------------------
Long-Term Debt, variable rate            $ 58,355  $68,396  $47,189  $50,378  $1,286  $   96  $225,700  $225,700
  Average interest rate                     7.28%    7.37%    7.40%    7.46%   7.54%   7.64%     7.41%        --

Interest Rate Swaps, variable to fixed   $100,000     --       --       --      --        --  $100,000  $100,171
  Average pay rate                          6.24%     --       --       --      --        --        --        --
  Average receive rate                      6.78%     --       --       --      --        --        --        --


         Statements in this document regarding ongoing trends and expectations constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company's actual results in the future to differ materially from expected results. These risks and uncertainties include, but are not limited to, unforeseen operating risks; the availability of capital to finance planned growth; competition within the uniform and related services industry; and the effects of economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Following is a summary of the results of operations for each of the quarters within fiscal years ended July 1, 2000 and June 26, 1999. All amounts are in thousands, except per share data.


QUARTERLY FINANCIAL DATA
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)                          FIRST        SECOND        THIRD        FOURTH
-------------------------------------------------------------------------------------
2000
  Revenues                          $134,960      $142,355     $143,433      $156,644
  Gross Profit                        58,066        59,678       60,670        65,412
  Income from Operations              19,206        18,817       19,375        20,246
  Net Income                           9,583         8,631        9,161        10,437
  Basic Earnings per Share              0.47          0.42         0.45          0.51
  Diluted Earnings per Share            0.47          0.42         0.45          0.51
  Dividends per Share                 0.0175        0.0175       0.0175        0.0175
-------------------------------------------------------------------------------------
1999
  Revenues                          $126,123      $129,864     $131,147      $132,832
  Gross Profit                        54,845        56,266       56,360        57,138
  Income from Operations              18,807        19,874       19,171        19,550
  Net Income                           8,690         9,235        9,421         9,683
  Basic Earnings per Share              0.43          0.45         0.46          0.47
  Diluted Earnings per Share            0.42          0.45         0.46          0.47
  Dividends per Share                 0.0175        0.0175       0.0175        0.0175
-------------------------------------------------------------------------------------

         Reference is hereby made to the Consolidated Financial Statements and Notes thereto appearing on pages F-1 through F-15 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                          Age     Title                                                      Since
-----------------------------------------------------------------------------------------------------------

Richard M. Fink               70      Chairman and Director                                      1968
Thomas Moberly                52      Chief Executive Officer, President and Director            1993
Robert G. Wood                52      Executive Vice President                                   2000
Jeffrey L. Wright             38      Chief Financial Officer, Treasurer and Secretary           1999
Michael F. Woodard            43      Controller                                                 1996
Bruce G. Allbright            71      Director                                                   1985
Paul Baszucki                 60      Director                                                   1994
Wayne M. Fortun               51      Director                                                   1994
Donald W. Goldfus             66      Director                                                   1989
William Hope                  67      Director                                                   1983
Bernard Sweet                 76      Director                                                   1975


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

ROBERT G. WOOD has served as Executive Vice President since May 2000. He served as Canadian Operations President since 1998 and Regional Vice President since 1997. Mr. Wood joined the Company in 1995 as a General Manager. Prior to joining the Company, he was Vice President of Marketing and Director of Sales with Livingston International, Inc., where he spent 23 years in a variety of operating, sales, service and marketing positions.

JEFFREY L. WRIGHT has served as Chief Financial Officer, Treasurer and Secretary since February 1999. Mr. Wright was Controller and Treasurer for BMC Industries, Inc. from 1996 to the time he joined the Company. From 1993 to 1996 Mr. Wright was Treasurer for Employee Benefit Plans, Inc.

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

PAUL BASZUCKI has been a director of the Company since 1994. Chief Executive Officer of Norstan, Inc. since December 1999, and Chairman of the Board of Directors of Norstan, Inc. since May 1997. Mr. Baszucki also served as Chief Executive Officer of that company from 1986 until May 1997. Mr. Baszucki is also a director and a member of the Compensation Committee of Washington Scientific Industries, Inc.

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

WILLIAM HOPE has been a director of the Company since 1983. Retired since January 1999. Formerly Chief Executive Officer of the Company from January 1997 until January 1999. From 1993 to 1997, Mr. Hope served as President and Chief Operating Officer of the Company. Mr. Hope is also a director of Minntech Corporation and is serving as the Chairman and Interim Chief Executive Officer of such company.

BERNARD SWEET has been a director of the Company since 1975. Retired since 1985, formerly President and Chief Executive Officer of Republic Airlines, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

           Reference is made to information with respect to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Reference is made to information with respect to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Reference is made to information with respect to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a) Reports filed on Form 8-K during the fourth quarter of fiscal year 2000:

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

          10(e) Credit Agreement dated as of July 14, 1997, among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant's Form 8-K filing dated July 14, 1997).

          10(f) 1998 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders filed October 5, 1998). **

          10(g) First Amendment, dated December 30, 1998, to Credit Agreement dated July 14, 1997, among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant's Form 10-Q filed May 11, 1999).

          10(h) Non-Competition and Confidentiality Agreement between Registrant and Jeffrey L. Wright dated February 8, 1999 (incorporated herein by reference to the Registrant's Form 10-Q filed May 11,
          1999). **

          10(i) Form of Change of Control Agreement between Registrant and each of Richard Fink, Thomas Moberly, Robert G. Wood, Timothy W. Kuck and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant's Form 10-Q filed May 11, 1999). **

          10(j) Employment Agreement between Registrant and Thomas Moberly, dated January 2, 1998. *,**

          10(k) Credit Agreement dated March 28, 2000 among G&K Services, Inc. and Norwest Bank Minnesota, National Association. *

          10(l) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and seven institutional investors. *

          21   Subsidiaries of G&K Services, Inc. *

          23   Consent of Independent Public Accountants *

          24   Power of Attorney dated as of August 31, 2000 *

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

Date:  September 28, 2000         G&K SERVICES, INC.
                                  (Registrant)


                                  By:    /s/ Thomas Moberly
                                        ---------------------------------------
                                        Thomas Moberly, Chief Executive Officer
                                        (Principal Executive Officer)





                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 28th day of September 2000, by the following persons in the capacity indicated:


  /s/ Richard M. Fink                       Chairman of the Board and Director
----------------------------
Richard M. Fink


  /s/ Thomas Moberly                        Chief Executive Officer, President
----------------------------                and Director (Principal Executive
Thomas Moberly                              Officer)



  /s/ Jeffrey L. Wright                     Chief Financial Officer, Treasurer
----------------------------                and Secretary (Principal Financial
Jeffrey L. Wright                           Officer)



  /s/ Michael F. Woodard                    Controller (Principal Accounting
----------------------------                Officer)
Michael F. Woodard


            *                               Director
----------------------------
Bruce Allbright


            *                               Director
----------------------------
Donald Goldfus


            *                               Director
----------------------------
William Hope


            *                               Director
----------------------------
Bernard Sweet


            *                               Director
----------------------------
Wayne Fortun


            *                               Director
----------------------------
Paul Baszucki



* By  /s/ Richard M. Fink
    ------------------------
     Richard M. Fink
     Attorney-in-fact




                      (THIS SPACE INTENTIONALLY LEFT BLANK)


                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Income for the Fiscal Years Ended
           July 1, 2000, June 26, 1999 and June 27, 1998.................................                 F-2

Consolidated Balance Sheets as of July 1, 2000 and June 26, 1999.........................                 F-3

Consolidated Statements of Cash Flows for the Fiscal Years Ended
           July 1, 2000, June 26, 1999 and June 27, 1998.................................                 F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
           Fiscal Years Ended July 1, 2000, June 26, 1999 and June 27, 1998..............                 F-5

Notes to Consolidated Financial Statements...............................................                 F-6

Report of Independent Public Accountants.................................................                 F-15






                                                                                                          F-1


CONSOLIDATED STATEMENTS OF INCOME
G&K SERVICES, INC. AND SUBSIDIARIES
                                                                         For the Fiscal Years Ended
                                                                 ---------------------------------------
                                                                  July 1,       June 26,        June 27,
(In thousands, except per share data)                              2000           1999           1998
--------------------------------------------------------------------------------------------------------
REVENUES
     Rental operations                                           $556,646       $503,062       $483,516
     Direct sales                                                  20,746         16,904         19,077
--------------------------------------------------------------------------------------------------------
        Total revenues                                            577,392        519,966        502,593
--------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Cost of rental operations                                    316,131        283,419        280,680
     Cost of direct sales                                          17,435         11,938         13,773
     Selling and administrative                                   127,451        111,228        100,136
     Depreciation                                                  29,481         27,410         26,365
     Amortization of intangibles                                    9,250          8,569          9,228
--------------------------------------------------------------------------------------------------------
        Total operating expenses                                  499,748        442,564        430,182
--------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             77,644         77,402         72,411
     Interest expense                                              16,702         17,213         21,848
     Other income, net                                             (2,077)        (1,009)        (2,184)
--------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         63,019         61,198         52,747
     Provision for income taxes                                    25,207         24,169         20,689
--------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 37,812       $ 37,029       $ 32,058
========================================================================================================

     Basic weighted average number of shares outstanding           20,456         20,414         20,380
BASIC EARNINGS PER COMMON SHARE                                  $   1.85       $   1.81       $   1.57
========================================================================================================
     Diluted weighted average number of shares outstanding         20,487         20,509         20,454
DILUTED EARNINGS PER COMMON SHARE                                $   1.85       $   1.81       $   1.57
========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                      F-2

CONSOLIDATED BALANCE SHEETS
G&K SERVICES, INC. AND SUBSIDIARIES

                                                                                            July 1,            June 26,
ASSETS (In thousands, except share data)                                                      2000               1999
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                            $   6,420          $   6,297
     Accounts receivable, less allowance for doubtful
        accounts of $3,138 and $2,479                                                        63,970             59,626
     Inventories                                                                             89,975             83,892
     Prepaid expenses                                                                        15,496              8,974
     Prepaid income taxes                                                                       441              4,017
-----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                 176,302            162,806
-----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                                                    25,845             26,038
     Buildings and improvements                                                             101,636             93,519
     Machinery and equipment                                                                206,033            181,968
     Automobiles and trucks                                                                  39,208             39,447
     Less accumulated depreciation                                                         (156,288)          (142,537)
-----------------------------------------------------------------------------------------------------------------------
       Total property, plant and equipment                                                  216,434            198,435
-----------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Goodwill, net                                                                          144,229            128,226
     Restrictive covenants and customer lists, net                                           40,911             37,805
     Other, principally retirement plan assets                                               17,076             14,160
-----------------------------------------------------------------------------------------------------------------------
       Total other assets                                                                   202,216            180,191
-----------------------------------------------------------------------------------------------------------------------
                                                                                          $ 594,952          $ 541,432
=======================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                     $  15,892          $  15,456
     Accrued expenses
        Salaries and employee benefits                                                       19,678             18,309
        Other                                                                                18,300             13,504
     Deferred income taxes                                                                   14,406             14,007
     Current maturities of long-term debt                                                    58,355             28,362
-----------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                            126,631             89,638
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                              167,345            193,952
DEFERRED INCOME TAXES                                                                        15,243             11,520
OTHER NONCURRENT LIABILITIES                                                                 14,211             10,689
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)
STOCKHOLDERS' EQUITY
     Common stock, $.50 par
         Class A, 50,000,000 shares authorized, 19,061,299
           and 19,041,852 shares issued and outstanding                                       9,531              9,521
         Class B, 10,000,000 shares authorized, 1,474,996
            and 1,474,996 shares issued and outstanding                                         738                738
     Additional paid-in capital                                                              26,679             26,086
     Retained earnings                                                                      246,629            210,253
     Deferred compensation                                                                   (2,464)            (2,601)
     Accumulated other comprehensive income                                                  (9,591)            (8,364)
-----------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                           271,522            235,633
-----------------------------------------------------------------------------------------------------------------------
                                                                                          $ 594,952          $ 541,432
=======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES

                                                                                        For the Fiscal Years Ended
                                                                           ------------------------------------------------------
                                                                                  July 1,            June 26,           June 27,
(In thousands)                                                                     2000                1999               1998
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                   $ 37,812           $ 37,029           $ 32,058
    Adjustments to reconcile net income to net cash
       provided by operating activities -
       Depreciation and amortization                                               38,731             35,979             35,593
       Deferred income taxes                                                        3,995              3,008              2,747
       Changes in current operating items,
         exclusive of acquisitions -
         Accounts receivable and prepaid expenses                                  (4,450)            (8,043)            (8,585)
         Inventories                                                               (4,174)            (6,577)            (4,778)
         Accounts payable and other accrued expenses                               10,485             (5,055)            16,413
    Other, net                                                                        884              3,105              1,004
---------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                               83,283             59,446             74,452
---------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Property, plant and equipment additions, net                                  (43,699)           (37,974)           (37,398)
    Acquisition of business assets                                                (38,304)              (155)          (283,361)
    Cash generated from assets held for sale                                           -                  -               7,693
    Net proceeds from sale of assets                                                   -               2,074             77,107
    Purchases of investments, net                                                  (2,611)              (770)              (438)
---------------------------------------------------------------------------------------------------------------------------------
           Net cash used for investing activities                                 (84,614)           (36,825)          (236,397)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from debt financing                                                   90,433             22,635            376,246
    Repayments of debt financing                                                  (87,760)           (50,032)          (208,132)
    Cash dividends paid                                                            (1,436)            (1,436)            (1,434)
    Sale of common stock                                                              217                534                254
---------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used for) financing
              activities                                                            1,454            (28,299)           166,934
---------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      123             (5,678)             4,989

CASH AND CASH EQUIVALENTS:
    Beginning of year                                                               6,297             11,975              6,986
---------------------------------------------------------------------------------------------------------------------------------
    End of year                                                                  $  6,420           $  6,297           $ 11,975
=================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for -
        Interest                                                                 $ 15,521           $ 16,052           $ 22,395
=================================================================================================================================
        Income taxes                                                             $ 16,921           $ 27,403           $ 19,025
=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME G&K SERVICES, INC. AND SUBSIDIARIES

(In thousands, except per share data)

                                       Common Stock
                               -------------------------------
                                 Class A         Class B
                               -------------------------------
                                                                                                 Accumulated
                               Number          Number          Additional                           Other
                                 of              of             Paid-In  Retained   Deferred    Comprehensive    Comprehensive
                               Shares  Amount  Shares   Amount  Capital  Earnings Compensation      Income          Income
------------------------------------------------------------------------------------------------------------------------------
Balance June 28, 1997          18,987  $9,493   1,475    $738   $22,684  $144,036    $(2,029)      $(5,935)
----------------------------------------------------------------------------------------------------------------
    Net income                      -       -       -       -         -    32,058          -             -          $32,058
    Cash dividend
       $.07 per share               -       -       -       -         -    (1,434)         -             -                -
    Stock issued for employee
       benefit plans               25      13       -       -       960         -       (468)            -                -
    Amortization of deferred
       compensation                 -       -       -       -         -         -        524             -                -
    Unrealized holding gains,
      net of tax                    -       -       -       -         -         -          -           507              507
    Less: reclassification
       adjustment for
       gains included in
       net income, net
       of tax                       -       -       -       -         -         -          -          (356)            (356)
    Translation adjustment          -       -       -       -         -         -          -        (2,671)          (2,671)
                                                                                                                -----------
        Comprehensive income        -       -       -       -         -         -          -             -          $29,538
----------------------------------------------------------------------------------------------------------------===========
Balance June 27, 1998          19,012   9,506   1,475     738    23,644   174,660     (1,973)       (8,455)
----------------------------------------------------------------------------------------------------------------
    Net income                      -       -       -       -         -    37,029          -             -          $37,029
    Cash dividend
       $.07 per share               -       -       -       -         -    (1,436)         -             -                -
    Stock issued for employee
       benefit plans               30      15       -       -     2,442         -     (1,533)            -                -
    Amortization of deferred
       compensation                 -       -       -       -         -         -        905             -                -
    Unrealized holding gains,
      net of tax                    -       -       -       -         -         -          -           548              548
    Less: reclassification
       adjustment for
       gains included in
       net income, net
       of tax                       -       -       -       -         -         -          -          (140)            (140)
    Translation adjustment          -       -       -       -         -         -          -          (317)            (317)
                                                                                                                -----------
        Comprehensive income        -       -       -       -         -         -          -             -          $37,120
----------------------------------------------------------------------------------------------------------------===========
Balance June 26, 1999          19,042   9,521   1,475     738    26,086   210,253     (2,601)       (8,364)
----------------------------------------------------------------------------------------------------------------
    Net income                      -       -       -       -         -    37,812          -             -          $37,812
    Cash dividend
       $.07 per share               -       -       -       -         -    (1,436)         -             -                -
    Stock issued for employee
       benefit plans               19      10       -       -       593         -       (386)            -                -
    Amortization of deferred
       compensation                 -       -       -       -         -         -        523             -                -
    Unrealized holding gains        -       -       -       -         -         -          -           171              171
    Less: reclassification
       adjustment for
       gains included in
       net income, net
       of tax                       -       -       -       -         -         -          -          (865)            (865)
    Translation adjustment          -       -       -       -         -         -          -          (533)            (533)
                                                                                                                -----------
        Comprehensive income        -       -       -       -         -         -          -             -          $36,585
----------------------------------------------------------------------------------------------------------------===========
Balance July 1, 2000           19,061  $9,531   1,475    $738   $26,679  $246,629    $(2,464)      $(9,591)
================================================================================================================

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

INVENTORIES
         New goods inventories are stated at the lower of first-in, first-out
(FIFO) cost or market. Rental merchandise in service is stated at cost less amortization, which is not in excess of market. The components of inventories as of July 1, 2000 and June 26, 1999 are as follows:

                                                            2000                 1999
--------------------------------------------------------------------------------------
New goods                                                 $21,206              $20,081
Rental merchandise in service                              68,769               63,811
--------------------------------------------------------------------------------------
                                                          $89,975              $83,892
======================================================================================

PROPERTY, PLANT AND EQUIPMENT
         The Company provides for depreciation for financial reporting purposes over the estimated useful lives of property, plant and equipment as follows:

                                                                Life
                                                               (Years)
----------------------------------------------------------------------------
          Automobiles and trucks                               3 to 8
          Machinery and equipment                              3 to 10
          Buildings                                         20 to 33 1/3
          Building improvements                                   10
============================================================================

         Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to expense when incurred.

INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
         The cost of acquisitions in excess of the fair value of the underlying net assets acquired (goodwill) is amortized over periods ranging from 8 to 40 years. Accumulated amortization of goodwill was $19,655 as of July 1, 2000 and $15,209 as of June 26, 1999. Restrictive covenants and acquired customer lists, stated at cost less accumulated amortization of $17,926 and $13,217 as of July 1, 2000 and June 26, 1999, are being amortized over the terms of the respective agreements and the estimated average life of an account, respectively.

         Impairment losses are recorded on goodwill and other long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets as determined by discounting the future cash flows at a market rate of interest to their carrying amounts. There were no impairments recognized during fiscal 2000, 1999 or 1998.

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

                                                                                  For the Fiscal Years Ended
                                                                 ----------------------------------------------------------
                                                                       July 1,              June 26,              June 27,
                                                                        2000                  1999                  1998
                                                                 ----------------------------------------------------------
Weighted average number of common shares
outstanding used in computation of
basic earnings per share                                             20,456,000            20,414,000            20,380,000

Weighted average effect of nonvested restricted
stock grants, exercise of options and other                              31,000                95,000                74,000
                                                                 ----------------------------------------------------------

Shares used in computation of diluted earnings
per share                                                            20,487,000            20,509,000            20,454,000
                                                                 ==========================================================

USE OF ESTIMATES
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

COMPREHENSIVE INCOME
         The Company has chosen to disclose comprehensive income, which consists of net income, foreign currency translation adjustment and unrealized gain on investments, in the consolidated statements of stockholders' equity and comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS
         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted by the Company in the fourth quarter of fiscal 2000. The statement requires the fair value of all derivatives, including swap agreements, to be recognized in the consolidated financial statements. The Company holds an interest rate swap agreement which has been designated as a highly effective cash flow hedge. Initial adoption resulted in the recording of a contra-liability of $138, with the offset recorded in equity as a component of accumulated other comprehensive income on the consolidated balance sheet. The Company uses an interest rate swap contract, which expires in September of 2000, to hedge against the effect of interest rate fluctuations on its variable rate term loan facility. The interest rate swap had a notional amount of $100,000 at July 1, 2000. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties are included in other accrued expenses.

         Also, concurrently with the adoption of SFAS No. 133, the Company changed its designation of the investments associated with its deferred compensation plan to trading securities and recognized $1,725 in previously unrealized gains.

2.  ACQUISITIONS

         During fiscal year 2000, the Company made three acquisitions. During the first quarter, the assets of 3-D Services, Inc. were purchased, which consisted of one facility in Boston. In the second quarter, the assets of Aladdin, Inc. were purchased, which included 4 facilities in Iowa. During the fourth quarter, Whistle Kleen Enterprises Ltd. was purchased with one facility in Ottawa, Canada. All acquisitions were accounted for using the purchase method. The total purchase price of these acquisitions was approximately $34,929 in cash. The purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $26,055. The pro forma effects of these acquisitions are not deemed material to the Company.

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

         In connection with the asset purchase from NLS, nine linen rental facilities purchased were identified as assets held for sale. Earnings or losses from these nine facilities have been excluded from the consolidated statement of income. During fiscal 1998, the Company sold selected linen assets and uniform rental assets of eight facilities for approximately $76,700 in cash. During fiscal 1999, the Company sold the remaining linen facility classified as held for sale for approximately $2,100 in cash.

3.  LONG-TERM DEBT

         Debt as of July 1, 2000 and June 26, 1999 includes the following:

                                                                                     2000              1999
-----------------------------------------------------------------------------------------------------------
Borrowings under term loan and revolving credit facility at rates ranging from
    7.19% to 9.5% at July 1, 2000 and
    5.50% to 6.74% at June 26, 1999                                              $202,118          $220,314
Borrowings under discretionary credit facility at rates
    of 7.41% at July 1, 2000 and 5.75% at June 26, 1999                            16,400             2,000
Other debt arrangements including capital leases                                    7,182                 -
-----------------------------------------------------------------------------------------------------------
                                                                                  225,700           222,314
Less current maturities                                                           (58,355)          (28,362)
-----------------------------------------------------------------------------------------------------------
Total long-term debt                                                             $167,345          $193,952
===========================================================================================================

         The Company maintains a $425,000 term loan and revolving credit facility. The credit facility includes (i) a $300,000 term loan facility with maturities of the remaining balance for the four years subsequent to July 1, 2000 of $41,425, $45,192, $45,192, $48,957, and (ii) a $125,000 revolving credit facility expiring on June 30, 2002. As of July 1, 2000, borrowings outstanding under the term loan were $180,766, and borrowings under the revolving credit facility were $21,352. The unused portion of the revolver may be used for working capital and to provide up to $10,000 in letters of credit.

         Borrowings under the term loan and revolving credit facility bear interest at 0.5% to 1.125% over the rate offered to major banks in the London Interbank Eurodollar market (Eurodollar Rate), or Canadian Prime for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of July 1, 2000 bear interest at the Eurodollar Rate or Canadian Prime Rate plus 0.50%. The Company also pays a fee of 0.15% to 0.35% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis. The fee as of July 1, 2000 was 0.15%.

         The Company also maintains a $20,000 discretionary credit facility. Borrowings under the discretionary credit facility bear interest at 0.65% to 1.275% over the Eurodollar Rate. Advances outstanding as of July 1, 2000 bear interest at the Eurodollar Rate plus 0.65%.

         On September 27, 1997, the Company entered into an interest rate swap agreement for the notional principal amount of $100,000 through September 12, 2000, that effectively fixed the interest rate on floating rate debt at a rate of 6.74%. If this swap agreement were to be terminated as of July 1, 2000, the Company would have incurred a gain on the contract of $171.

         The credit facility contains various restrictive covenants that among other matters require the Company to maintain a minimum interest coverage ratio, minimum stockholders' equity and maximum leverage ratio, all as defined. The credit agreement also limits additional indebtedness, investments, capital expenditures and cash dividends. As of July 1, 2000, the Company was in compliance with all debt covenants.

         The fair value of the Company's long-term debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates carrying value as of July 1, 2000 and June 26, 1999.

         The Company entered into capital lease agreements in fiscal 2000. Future minimum lease payments under capital leases for fiscal years 2001 through 2005 are $1,122, $2,244, $2,244, $1,522 and $1,282. The present value of net minimum lease payments is $6,979 after excluding the amount representing interest of $1,435.

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

STOCK AWARD PLANS
         The Company maintains a 1989 and 1998 Stock Option and Compensation Plan (the Employee Plans) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. The Company records compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. A maximum of 2,400,014 and 1,500,000 stock awards can be granted under the 1989 and 1998 plans, respectively; 1,833,245 and 1,028,951 awards were available for grant as of July 1, 2000.

         The Company also maintains the 1996 Director Stock Option Plan (the Directors' Plan). The Directors' Plan provides for automatic grants of 3,000 nonqualified stock options to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date. The Company has reserved 50,000 shares of Class A common stock for issuance under the Directors' Plan. These options expire within ten years of grant and are exercisable one year from the date of grant, except for the August 1996 grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the ten business days preceding the date of grant.

         The following schedule summarizes activity in the plans:

                                                    Stock Options
                                             --------------------------
                                              Employee       Directors'      Restricted          Grant
                                               Plans            Plan           Stock             Price
-----------------------------------------------------------------------------------------------------------
Outstanding at June 28, 1997                     60,351          15,000         323,054       $7.17 - 37.00
      Granted                                    24,651           5,000          21,403       32.00 - 41.88
      Exercised                                 (11,917)             -               -         7.17 - 37.00
      Canceled                                   (4,632)             -          (14,554)              37.00
-----------------------------------------------------------------------------------------------------------

Outstanding at June 27, 1998                     68,453          20,000         329,903       11.33 - 41.88
      Granted                                   234,103           5,000          24,322       44.77 - 53.34
      Exercised                                  (7,013)             -               -        11.33 - 41.88
      Canceled                                  (36,868)             -           (7,881)              46.00
-----------------------------------------------------------------------------------------------------------

Outstanding at June 26, 1999                    258,675          25,000         346,344       16.00 - 53.34
      Granted                                   452,183           6,000          28,388       25.00 - 45.50
      Exercised                                      -               -               -                    -
      Canceled                                  (66,985)             -          (14,256)      41.56 - 49.63
-----------------------------------------------------------------------------------------------------------

Outstanding at July 1, 2000                     643,873          31,000         360,476       16.00 - 53.34
===========================================================================================================

Exercisable at July 1, 2000                      28,710          25,000              -        16.00 - 53.34
===========================================================================================================

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

                                                                           Fiscal Years
-----------------------------------------------------------------------------------------------------------
                                                         2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------
Net income:
     As reported                                        $37,812               $37,029               $32,058
     Pro forma                                           35,574                36,035                31,968
Basic net income per share:
     As reported                                        $  1.85               $  1.81               $  1.57
     Pro forma                                             1.74                  1.77                  1.57
Diluted net income per share:
     As reported                                        $  1.85               $  1.81               $  1.57
     Pro forma                                             1.74                  1.76                  1.56

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in 2000, 1999 and 1998 was $15.96, $17.38 and $17.61, respectively. The weighted average exercise price was $33.74, $46.46 and $41.88, respectively.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 6.43% for 2000, 4.83% for 1999 and 5.68% for 1998; expected dividends of $.07 per share; expected lives of seven years for 2000, 1999 and 1998; and expected volatility of 34.48% for 2000 grants, 23.90% for 1999 grants and 27.53% for 1998 grants.

5.  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                                           Fiscal Years
-----------------------------------------------------------------------------------------------------------
                                                         2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------
Current:
     Federal                                            $11,366               $11,625               $11,261
     State and local                                      1,310                 1,118                 1,211
     Foreign                                              8,409                 8,418                 5,470
-----------------------------------------------------------------------------------------------------------
                                                         21,085                21,161                17,942
Deferred                                                  4,122                 3,008                 2,747
-----------------------------------------------------------------------------------------------------------
                                                        $25,207               $24,169               $20,689
===========================================================================================================

         The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

                                                                           Fiscal Years
-----------------------------------------------------------------------------------------------------------
                                                         2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------
Federal taxes at the statutory
    rate                                                $22,057               $21,419               $18,462
State taxes, net of federal
    tax benefit                                           1,071                   944                   988
Foreign taxes                                             1,332                 1,155                   884
Permanent differences
    and other, net                                          747                   651                   355
-----------------------------------------------------------------------------------------------------------
Total provision                                         $25,207               $24,169               $20,689
===========================================================================================================
Effective rate                                             40.0%                 39.5%                 39.2%
===========================================================================================================

         Significant components of the Company's deferred tax assets and deferred tax liabilities as of July 1, 2000 and June 26, 1999 are as follows:

                                                                              2000                    1999
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Inventory amortization differences                                     $(20,064)               $(18,435)
     Depreciation and property basis differences                             (12,849)                 (9,920)
     Other                                                                    (4,653)                 (4,729)
------------------------------------------------------------------------------------------------------------
          Total deferred tax liabilities                                     (37,566)                (33,084)
Deferred tax assets:
     Accruals, reserves and other                                              7,917                   7,557
------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                  $(29,649)               $(25,527)
============================================================================================================

6.  EMPLOYEE BENEFIT PLANS

PENSION PLAN
         The Company has a noncontributory defined benefit pension plan (the
Plan) covering substantially all employees, except certain employees who are covered by union-administered plans. Benefits are based on number of years of service and each employee's compensation near retirement. The Company makes annual contributions to the Plan consistent with federal funding requirements. Plan assets consist primarily of common stocks and U.S. government and corporate obligations.

UNION PENSION PLANS
         Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (Union Plans). The Company contributed and charged to expense $909 in 2000, $939 in 1999 and $851 in 1998 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(K) PLAN
         All full-time nonunion employees are eligible to participate in a 401(k) plan. The Company matches a portion of the employee's salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a five-year employment period, were $608 in 2000, $534 in 1999 and $466 in 1998.

EXECUTIVE RETIREMENT PLANS
         The Company has a nonqualified Supplemental Executive Retirement Plan
(SERP) and a nonqualified Executive Deferred Compensation Plan (DEFCO) to provide designated executives and professional employees with retirement, death and disability benefits.

         Annual benefits under the SERP are based on years of service and individual compensation near retirement. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts as of July 1, 2000 and June 26, 1999 was $4,849 and $3,834, respectively, and is included in other assets in the accompanying consolidated balance sheets.

         Under the DEFCO plan, the Company matches a portion of the designated employees' contributions and provides a guaranteed investment return that is adjusted annually. The Company's matching contributions under the DEFCO plan were $327 in 2000, $265 in 1999 and $240 in 1998. The accumulated benefit obligation of $7,622 as of July 1, 2000 and $6,423 as of June 26, 1999, is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, which may be used to fund the retirement benefits. The investments had an aggregate market value of $7,648 as of July 1, 2000 and $6,439 as of June 26, 1999, and are included in other assets in the accompanying consolidated balance sheets at these values.

         The changes in benefit obligation and plan assets consisted of the following for the years ended July 1, 2000 and June 26, 1999:

                                                                                                        Supplemental Executive
                                                                             Pension Plan                  Retirement Plan
                                                                         2000            1999               2000            1999
                                                                    ------------------------------    ----------------------------
Change in benefit obligation:
        Projected benefit obligation, beginning of year                 $18,464         $15,836             $5,092          $5,241
             Service cost                                                 1,753           1,312                177             258
             Interest cost                                                1,373           1,137                377             377
             Actuarial (gain) loss                                         (362)            669              1,241            (663)
             Benefits paid                                                 (537)           (490)              (193)           (121)
                                                                    ------------------------------    ----------------------------
        Projected benefit obligation, end of year                       $20,691         $18,464             $6,694          $5,092
                                                                    ==============================    ============================
Change in plan assets:
        Fair value of plan assets, beginning of year                    $23,386         $19,534             $   --          $   --
             Actual return on plan assets                                   365           4,342                 --              --
             Employer contributions                                          --              --                193             121
             Benefits paid                                                 (537)           (490)              (193)           (121)
                                                                    ------------------------------    ----------------------------
        Fair value of plan assets, end of year                          $23,214         $23,386             $   --          $   --
                                                                    ==============================    ============================
Net cash surrender value of life insurance contracts                                                        $4,849          $3,834
                                                                                                      ============================

         The funded status of the Company's plans were as follows as of July 1, 2000 and June 26, 1999:

                                                                                                 Supplemental Executive
                                                                  Pension Plan                       Retirement Plan
                                                              2000            1999                2000             1999
                                                          ------------------------------      ----------------------------
Funded status                                               $ 2,523           $ 4,922           $(6,694)          $(5,092)
Unrecognized transition amount                                   --              (133)               --                --
Unrecognized actuarial (gain) loss                           (5,576)           (7,064)            2,054               627
Unrecognized prior service cost                                 475               528               562               846
Intangible asset                                                 --                --               562              (495)
                                                          ------------------------------      ----------------------------
        Accrued pension liability                           $(2,578)          $(1,747)          $(3,516)          $(4,114)
                                                          ==============================      ============================

         The following average assumptions were used to account for the plans for the years ended July 1, 2000 and June 26, 1999:

                                                                                                     Supplemental Executive
                                                                        Pension Plan                     Retirement Plan
                                                                    2000            1999               2000            1999
                                                               -----------------------------      -----------------------------
Discount rate                                                      7.75%           7.50%              7.75%           7.50%
Expected return on plan assets                                     7.50%           7.50%                N/A             N/A
Rate of compensation increase                                      5.00%           5.00%              5.00%           5.00%

         The components of net periodic pension cost are as follows for the years ended July 1, 2000, June 26, 1999 and June 27, 1998:

                                                                                                   Supplemental Executive
                                                                  Pension Plan                        Retirement Plan
                                                         2000         1999        1998          2000        1999       1998
                                                     -------------------------------------   ---------------------------------
Service cost                                           $ 1,753      $ 1,312      $ 1,287      $   177     $   258     $   158
Interest cost                                            1,373        1,137        1,154          377         377         301
Expected return on assets                               (1,742)      (1,454)      (2,629)          --          --          --
Net transition asset                                      (133)        (133)          --           --          --          --
Prior service cost                                          53           53           --           65          65          65
(Gain) loss                                               (473)        (321)         916           34          60           8
                                                     -------------------------------------   ---------------------------------
        Net periodic pension cost                      $   831      $   594      $   728      $   653     $   760     $   532
                                                     =====================================   =================================

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

LEASES
         The Company has noncancellable operating lease commitments for certain production and other equipment, vehicles, and delivery facilities that expire on various dates through 2008. Minimum annual rental commitments at July 1, 2000 for the fiscal years 2001 through 2005 and thereafter are $6,145, $5,475, $3,901, $1,970, $1,678 and $1,596. In accordance with the terms of certain lease agreements, the Company is required to pay real estate taxes and maintenance costs. Total lease expense was $10,786 in 2000, $7,896 in 1999 and $6,798 in 1998.

8.  SEGMENT INFORMATION

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Financial information by geographic location is as follows:

                                                        United
                                                        States            Canada      Elimination             Total
----------------------------------------------------------------------------------------------------------------------
2000:
                  Revenues                            $504,234           $73,158      $         -           $577,392
                  Income from operations                56,570            21,074                -             77,644
                  Interest income                        3,601                64           (1,423)             2,242
                  Interest expense                      16,130             1,995           (1,423)            16,702
                  Total assets                         586,875            72,385          (64,308)           594,952
                  Capital expenditures                  41,886             1,813                -             43,699
                  Depreciation and amortization
                     expense                            34,352             4,379                -             38,731
                  Income tax expense                    17,786             7,421                -             25,207

1999:
                  Revenues                            $457,462           $62,504      $         -           $519,966
                  Income from operations                60,029            17,373                -             77,402
                  Interest income                        2,283                45           (1,430)               898
                  Interest expense                      16,164             2,479           (1,430)            17,213
                  Total assets                         525,973            69,656          (54,197)           541,432
                  Capital expenditures                  35,091             2,883                -             37,974
                  Depreciation and amortization
                     expense                            31,903             4,076                -             35,979
                  Income tax expense                    17,617             6,552                -             24,169
1998:
                  Revenues                            $441,421           $61,172      $         -           $502,593
                  Income from operations                56,892            15,519                -             72,411
                  Interest income                        2,960                36           (1,211)             1,785
                  Interest expense                      20,916             2,143           (1,211)            21,848
                  Total assets                         509,423            68,726          (46,307)           531,842
                  Capital expenditures                  31,589             5,809                -             37,398
                  Depreciation and amortization
                     expense                            31,552             4,041                -             35,593
                  Income tax expense                    15,299             5,390                -             20,689
----------------------------------------------------------------------------------------------------------------------

9.   SUBSEQUENT EVENT

         Subsequent to July 1, 2000, the Company completed a $50,000, 8.40% private placement debt transaction with certain institutional investors. The 10-year notes have a seven-year average life. According to the note purchase agreement, an initial take-down of $20,000 was completed on July 20, 2000. Two additional take-downs of $15,000 each will be made on or about September 15, 2000 and December 15, 2000. Each subsequent take-down will bear the same coupon of 8.40%. The Company intends to use the net proceeds from the sale of the notes to repay existing indebtedness under its term loan and revolving credit facility and for general corporate expenses.



                      (THIS SPACE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO G&K SERVICES, INC.:

         We have audited the accompanying consolidated balance sheets of G&K Services, Inc. (a Minnesota corporation) and Subsidiaries as of July 1, 2000 and June 26, 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. and Subsidiaries as of July 1, 2000 and June 26, 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 1 to the financial statements, effective March 26, 2000, the Company adopted the new requirements of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  August 11, 2000






                      (THIS SPACE INTENTIONALLY LEFT BLANK)