Form 10-Q
period 2000-09-30
G&K SERVICES INC
filed 2000-11-14
CIK 39648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 F O R M 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2000 Commission file number 0-4063

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

                                 (952) 912-5500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X                    NO
                              ---                      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  CLASS A                        Outstanding November 9, 2000
Common Stock, par value $.50 per share                      19,066,372

                  CLASS B                        Outstanding November 9, 2000
Common Stock, par value $.50 per share                       1,474,996

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G&K SERVICES, INC. AND SUBSIDIARIES                                                    September 30,
                                                                                            2000              July 1,
ASSETS  (In thousands, except share data)                                               (Unaudited)            2000
--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                          $     6,754           $   6,420
     Accounts receivable, less allowance for doubtful
        accounts of $3,106 and $3,138                                                        63,982              63,970
     Inventories                                                                             90,145              89,975
     Prepaid expenses                                                                        13,801              15,496
     Prepaid income taxes                                                                         -                 441
--------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                               174,682             176,302
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                                                                    25,538              25,845
     Buildings and improvements                                                             102,306             101,636
     Machinery and equipment                                                                210,859             206,033
     Automobiles and trucks                                                                  38,884              39,208
     Less accumulated depreciation                                                         (160,346)           (156,288)
--------------------------------------------------------------------------------------------------------------------------
         Total property, plant and equipment                                                217,241             216,434
--------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Goodwill, net                                                                          143,019             144,229
     Restrictive covenants and customer lists, net                                           39,966              40,911
     Other, principally retirement plan assets                                               17,534              17,076
--------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                 200,519             202,216
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $592,442            $594,952
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                     $  15,228           $  15,892
     Accrued expenses
        Salaries and employee benefits                                                       20,527              19,678
        Other                                                                                20,049              18,300
     Deferred income taxes                                                                   14,348              14,406
     Current maturities of long-term debt                                                    43,769              58,355
--------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          113,921             126,631
--------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                                              169,446             167,345
DEFERRED INCOME TAXES                                                                        15,074              15,243
OTHER NONCURRENT LIABILITIES                                                                 14,560              14,211
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
     Common stock, $.50 par
         Class A, 50,000,000 shares authorized, 19,061,299
           and 19,061,299 shares issued and outstanding                                       9,531               9,531
         Class B, 10,000,000 shares authorized, 1,474,996
            and 1,474,996 shares issued and outstanding                                         738                 738
     Additional paid-in capital                                                              26,806              26,679
     Retained earnings                                                                      256,086             246,629
     Deferred compensation                                                                   (2,458)             (2,464)
     Accumulated other comprehensive income                                                 (11,262)             (9,591)
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                         279,441             271,522
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $592,442            $594,952
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

CONSOLIDATED STATEMENTS OF INCOME
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)

                                                                                For the Three Months Ended
                                                                     ----------------------------------------------
                                                                      September 30,               September 25,
(In thousands, except per share data)                                      2000                       1999
-------------------------------------------------------------------------------------------------------------------
REVENUES
        Rental operations                                                   $141,898                  $130,536
        Direct sales                                                           4,043                     4,424
-------------------------------------------------------------------------------------------------------------------
           Total revenues                                                    145,941                   134,960
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
        Cost of rental operations                                             81,163                    73,181
        Cost of direct sales                                                   3,315                     3,713
        Selling and administrative                                            31,832                    29,716
        Depreciation                                                           7,000                     7,004
        Amortization of intangibles                                            2,425                     2,140
-------------------------------------------------------------------------------------------------------------------
           Total operating expenses                                          125,735                   115,754
-------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                        20,206                    19,206
        Interest expense                                                       4,399                     3,886
        Other income, net                                                       (581)                     (573)
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                    16,388                    15,893
        Provision for income taxes                                             6,571                     6,310
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $    9,817                $    9,583
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
        Basic weighted average number
        of shares outstanding                                                 20,477                    20,459
BASIC EARNINGS PER COMMON SHARE                                           $     0.48                $     0.47
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
        Diluted weighted average number
        of shares outstanding                                                 20,503                    20,535
DILUTED EARNINGS PER COMMON SHARE                                         $     0.48                $     0.47
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K SERVICES, INC. AND SUBSIDIARIES
(Unaudited)

                                                                                        For the Three Months Ended
                                                                                -------------------------------------------
                                                                                 September 30,             September 25,
(In thousands)                                                                        2000                     1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                         $9,817                  $9,583
    Adjustments to reconcile net income to net cash
       provided by operating activities-
       Depreciation and amortization                                                    9,425                   9,144
       Deferred income taxes                                                             (159)                    121
       Changes in current operating items, exclusive
       of acquisitions-
         Accounts receivable and prepaid expenses                                       1,469                  (2,269)
         Inventories                                                                     (396)                    798
         Accounts payable and other accrued expenses                                    2,491                   7,922
    Other, net                                                                            256                     178
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              22,903                  25,477
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Property, plant and equipment additions, net                                       (8,219)                (13,031)
    Acquisition of business assets                                                       (741)                 (9,462)
    Purchase of investments, net                                                         (252)                   (282)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 (9,212)                (22,775)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from debt financing                                                       42,300                  10,018
    Repayments of debt financing                                                      (55,219)                (17,944)
    Cash dividends paid                                                                  (359)                   (359)
    Sale of common stock                                                                    -                     207
----------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                (13,278)                 (8,078)
----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          413                  (5,376)
EFFECT OF EXCHANGE RATES ON CASH                                                          (79)                    (10)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                 6,420                   6,297
----------------------------------------------------------------------------------------------------------------------------
    End of period                                                                      $6,754                  $  911
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for -
        Interest                                                                       $3,800                  $3,698
----------------------------------------------------------------------------------------------------------------------------
        Income taxes                                                                   $2,937                  $2,020
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                       G&K SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
       Three month periods ended September 30, 2000 and September 25, 1999
                                   (Unaudited)

                  The consolidated financial statements included herein, except for the July 1, 2000 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended July 1, 2000, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the three months ended September 30, 2000 and September 25, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

                  The results of operations for the three month periods ended September 30, 2000, and September 25, 1999, are not necessarily indicative of the results to be expected for the full year.

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


                                                                    Three Months Ended
                                                             ---------------------------------
                                                              September 30,    September 25,
                                                                  2000             1999
                                                             ---------------- ----------------
                  Weighted average number of common
                  shares outstanding                                 20,477           20,459
                                                            ----------------------------------

                  Shares used in computation of
                  basic earnings per share                           20,477           20,459

                  Weighted average effect of non-vested
                  restricted stock grants                                 -                8

                  Weighted average common shares
                  issuable upon the exercise of
                  stock options                                          26               68

                                                            ----------------------------------
                  Shares used in computation of
                  diluted earnings per share                         20,503           20,535
                                                            ----------------------------------
                                                            ----------------------------------


2.       COMPREHENSIVE INCOME

                  For the three month periods ended September 30, 2000 and September 25, 1999, the components of comprehensive income were as follows:


                                                                      Three Months Ended
                                                               ----------------------------------
                                                                September 30,    September 25,
                                                                     2000             1999
                                                               ----------------------------------
                  Net income                                            $9,817           $9,583
                  Other comprehensive income
                       Foreign currency translation
                       adjustments, net of tax                          (1,238)            (450)
                       Unrealized loss on investments held
                       for sale, net of tax                                  -             (213)
                       Net unrealized derivative loss                     (433)               -
                                                               ----------------------------------
                  Comprehensive income                                  $8,146           $8,920
                                                               ----------------------------------
                                                               ----------------------------------


3.       LONG-TERM DEBT

                  During the first quarter, the Company completed a $50,000, 8.40% private placement debt transaction with certain institutional investors. The 10-year notes have a seven-year average life. According to the note purchase agreement, an initial take-down of $20,000 was completed on July 20, 2000 and a second take-down of $15,000 was completed on September 15, 2000. A final take-down of $15,000 will be made on or about December 15, 2000. Each take-down bears the same coupon of 8.40%. The Company has used the net proceeds from the sale of the notes to repay existing indebtedness under its term loan and revolving credit facility and for general corporate expenses.

4.       SEGMENT INFORMATION

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

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note
         1). Financial information by geographic location for the three month periods ended September 30, 2000 and September 25, 1999 is as follows:

                                                        United
                                                        States            Canada            Total
         ----------------------------------------------------------------------------------------
         Fiscal Year 2001:
                  Revenues                            $127,060           $18,881         $145,941
                  Income from operations                15,050             5,156           20,206
                  Capital expenditures                   7,676               543            8,219
                  Depreciation and amortization
                     expense                             8,263             1,162            9,425

         Fiscal Year 2000:
                  Revenues                            $118,341           $16,619         $134,960
                  Income from operations                14,375             4,831           19,206
                  Capital expenditures                  12,171               860           13,031
                  Depreciation and amortization
                     expense                             8,084             1,060            9,144
         ----------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

         The percentage relationships to net sales of certain income and expense items for the three month periods ended September 30, 2000 and September 25, 1999, and the percentage changes in these income and expense items between periods are presented in the following table:


                                                                                                    PERCENTAGE
                                                        THREE MONTHS ENDED                            CHANGE
                                      -------------------------------------------------        ------------------
                                                                                               FY Q1 2001 vs. FY
                                        September 30, 2000      September 25, 1999                  Q1 2000
                                      -------------------------------------------------        ------------------
Revenues:
   Rental                                    97.2%                   96.7%                             8.7%
   Direct                                     2.8                     3.3                             (8.6)
                                      ------------------------------------------------
      Total revenues                        100.0                   100.0                              8.1

Expenses:
   Cost of rental sales                      57.2                    56.1                             10.9
   Cost of direct sales                      82.0                    83.9                            (10.7)
                                      ------------------------------------------------
      Total cost of sales                    57.9                    57.0                              9.9

      Selling and administrative             21.8                    22.0                              7.1
      Depreciation                            4.8                     5.2                             (0.1)
      Amortization of intangibles             1.7                     1.6                             13.3
                                      ------------------------------------------------
Income from operations                       13.8                    14.2                              5.2

Interest expense                              3.0                     2.8                             13.2
Other income, net                            (0.4)                   (0.4)                             1.4
                                      ------------------------------------------------
Income before income taxes                   11.2                    11.8                              3.1
Provision for income taxes                    4.5                     4.7                              4.1
                                      ------------------------------------------------

Net income                                    6.7%                    7.1%                             2.4%
                                      ------------------------------------------------

         Total revenues for the first quarter of fiscal 2001 increased 8.1% to $145.9 million from $130.5 million in the first quarter of fiscal 2000. Rental revenue growth for the first quarter accounted for $11.4 million, or an 8.7% increase. The improvement in rental revenue growth rates were influenced by several factors including the Company's focus on internal revenue growth through an expanded sales force, improved sales productivity, new product introductions, service marketing and acquisitions. Additionally, the Company has continued to aggressively build its presence in the national account market through both new sales and further penetration of existing national accounts.

         Total direct sales to outside customers decreased 8.6% to $4.0 million for the first quarter of fiscal 2001 compared to $4.4 million in the same period of fiscal 2000. Direct sale revenue is down as the Company continues to focus on improving efficiency and productivity of its direct sale operation. Cost of direct sales, as a percentage of direct sales, decreased to 82.0% from 83.9% in the same period of fiscal 2000.

         Cost of rental operations increased 10.9% to $81.2 million for the first quarter of fiscal 2001 from $73.2 million in the same period of fiscal 2000. As a percentage of rental revenues, these costs increased to 57.2% for the first quarter of fiscal 2001 from 56.1% in the same period of fiscal 2000. The increase reflects higher fuel costs and increased workers' compensation and health insurance expenses.

         Selling and administrative expenses increased 7.1% to $31.8 million in the first quarter of fiscal 2001 from $29.7 million in the same period of fiscal 2000. As a percentage of revenues, selling and administrative expenses decreased to 21.8% in the first quarter of fiscal 2001 from 22.0% in the same period of fiscal 2000. The decrease as a percent of revenue is largely due to cost reductions in the direct sale operation.

         Depreciation expense decreased 0.1% to $7.0 million in the first quarter of fiscal 2001 from $7.0 million in the same period of fiscal 2000. As a percentage of revenues, depreciation expense decreased to 4.8% in the first quarter of fiscal 2001 from 5.2% in the same period of fiscal 2000. Fixed asset additions supporting revenue growth were largely offset by the equipment purchased in fiscal 1998 from the National Linen Service transaction that is now fully depreciated. Capital expenditures, excluding acquisition of businesses, were $8.2 million in the first quarter of fiscal 2001 compared to $13.0 million in the prior year's quarter.

         Amortization expense increased 13.3% to $2.4 million in the first quarter of fiscal 2001 from $2.1 million in the first quarter of fiscal 2000. The increase in amortization expense is due to the goodwill associated with acquisitions made during fiscal 2000.

         Income from operations increased 5.2% to $20.2 million in the first quarter of fiscal 2001 from $19.2 million in the same period of fiscal 2000. Operating margins decreased to 13.8% in fiscal 2001 from 14.2% in fiscal 2000.

         Interest expense was $4.4 million for the first quarter of fiscal 2001, up from $3.9 million in the same period of fiscal 2000. The increase in interest expense is due primarily to an increase of approximately 140 basis points in the Company's overall effective interest rate since last year. The Company's effective tax rate increased to 40.1% in the first quarter of fiscal 2001 from 39.7% in the same period of fiscal 2000.

         Net income rose 2.4% to $9.8 million in the first quarter of fiscal 2001 from $9.6 million in the same period of fiscal 2000. Basic and diluted earnings per share for the first quarter of fiscal 2001 were $.48 per share, compared to $.47 per share for the prior year quarter. Net income margins decreased to 6.7% for the first quarter of fiscal 2001 compared with 7.1% in the first quarter of fiscal 2000.

LIQUIDITY AND FINANCIAL RESOURCES

         Cash flow from operating activities was $22.9 million in the first quarter of fiscal 2001 and $25.5 million in the same period of fiscal 2000. The greater cash flow in fiscal 2000 was partially due to increases in accounts payable and other accrued expenses in connection with the acquisition of 3-D Services, Inc. Working capital at September 30, 2000 was $60.8 million, up 22.3% from $49.7 million at July 1, 2000. The increase in working capital is largely due to the issuance of $35 million of senior long-term debt replacing amounts outstanding under other credit facilities that were classified as current maturities of long-term debt at year end.

         Cash used in investing activities was $9.2 million in the first quarter of fiscal 2001 and $22.8 million in the first quarter of fiscal 2000. The decrease is primarily due to the acquisition of business assets in the first quarter of fiscal 2000.

         Cash used for financing activities was $13.3 million in the first quarter of fiscal 2001 and $8.1 million in the same period of fiscal 2000. The long-term debt, including current maturities, decreased to $213.2 million at September 30, 2000 from $225.7 million at July 1, 2000. The Company paid dividends of $0.4 million during the quarter. The Company's ratio of debt to total capitalization decreased to 43.3% at the end of the first quarter of fiscal 2001 from 45.4% at July 1, 2000.

         Stockholders' equity grew 2.9% to $279.4 million at September 30, 2000, compared with $271.5 million at the end of fiscal 2000. G&K's return on average equity decreased to 3.6% for the first quarter of fiscal 2001 compared with 4.0% for the first quarter of fiscal 2000.

         Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

MARKET RISK SENSITIVITY

         The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended September 30, 2000.

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


         b.  Reports on Form 8-K

                  None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 G&K SERVICES, INC.
                                                 (Registrant)







  Date:  November 14, 2000                        /s/ Jeffrey L. Wright
        -----------------------                  ------------------------
                                                 Jeffrey L. Wright
                                                 Chief Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial Officer)



                                                 /s/ Michael F. Woodard
                                                 -------------------------
                                                 Michael F. Woodard
                                                 Controller
                                                 (Principal Accounting Officer)