Form 10-Q
period 2000-12-30
G&K SERVICES INC
filed 2001-02-13
CIK 39648

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 30, 2000 Commission file number 0-4063

G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES /x/	NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

CLASS A	Outstanding February 8, 2001
Common Stock, par value $.50 per share	19,063,983
CLASS B	Outstanding February 8, 2001
Common Stock, par value $.50 per share	1,474,996

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

(In thousands, except share data)	December 30, 2000	July 1, 2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,100	$6,420
Accounts receivable, less allowance for doubtful accounts of $3,459 and $3,138	70,191	63,970
Inventories	92,398	89,975
Prepaid expenses	14,063	15,496
Prepaid income taxes	—	441

Total current assets	180,752	176,302

Property, Plant and Equipment
Land	25,984	25,845
Buildings and improvements	108,543	101,636
Machinery and equipment	212,655	206,033
Automobiles and trucks	38,910	39,208
Less accumulated depreciation	(165,692)	(156,288)

Total property, plant and equipment	220,400	216,434

Other Assets
Goodwill, net	147,589	144,229
Restrictive covenants and customer lists, net	41,210	40,911
Other, principally retirement plan assets	16,836	17,076

Total other assets	205,635	202,216

	$606,787	$594,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$15,762	$15,892
Accrued expenses
Salaries and employee benefits	22,058	19,678
Other	21,216	18,300
Deferred income taxes	14,361	14,406
Current maturities of long-term debt	45,812	58,355

Total current liabilities	119,209	126,631

Long-Term Debt	172,248	167,345
Deferred Income Taxes	14,770	15,243
Other Noncurrent Liabilities	14,101	14,211

Stockholders' Equity
Common stock, $.50 par
Class A, 50,000,000 shares authorized, 19,063,550 and 19,061,299 shares issued and outstanding	9,532	9,531
Class B, 10,000,000 shares authorized, 1,474,996 and 1,474,996 shares issued and outstanding	738	738
Additional paid-in capital	26,702	26,679
Retained earnings	263,723	246,629
Deferred compensation	(2,243)	(2,464)
Accumulated other comprehensive income	(11,993)	(9,591)

Total stockholders' equity	286,459	271,522

	$606,787	$594,952

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(In thousands, except per share data)	Dec. 30, 2000	Dec. 25, 1999	Dec. 30, 2000	Dec. 25, 1999
Revenues
Rental operations	$144,728	$135,879	$286,626	$266,415
Direct sales	5,928	6,476	9,971	10,900

Total revenues	150,656	142,355	296,597	277,315

Operating Expenses
Cost of rental operations	85,947	77,571	167,110	150,752
Cost of direct sales	4,261	5,106	7,576	8,819
Selling and administrative	33,384	31,564	65,216	61,280
Depreciation	7,203	7,060	14,203	14,064
Amortization of intangibles	2,537	2,237	4,962	4,377

Total operating expenses	133,332	123,538	259,067	239,292

Income from Operations	17,324	18,817	37,530	38,023
Interest expense	4,396	4,167	8,795	8,053
Other (income) expense, net	(420)	242	(1,001)	(331)

Income before Income Taxes	13,348	14,408	29,736	30,301
Provision for income taxes	5,353	5,777	11,924	12,087

Net Income	$7,995	$8,631	$17,812	$18,214

Basic weighted average number of shares outstanding	20,480	20,357	20,479	20,458
Basic Earnings Per Common Share	$0.39	$0.42	$0.87	$0.89

Diluted weighted average number of shares outstanding	20,495	20,400	20,499	20,517
Diluted Earnings Per Common Share	$0.39	$0.42	$0.87	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

G & K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
(In thousands)	December 30, 2000	December 25, 1999
Operating Activities:
Net income	$17,812	$18,214
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	19,165	18,441
Deferred income taxes	(462)	(139)
Changes in current operating items, exclusive of acquisitions—
Accounts receivable and prepaid expenses	(4,298)	(6,529)
Inventories	(1,211)	(3,481)
Accounts payable and other accrued expenses	5,220	16,987
Other, net	466	1,475

Net cash provided by operating activities	36,692	44,968

Investing Activities:
Property, plant and equipment additions, net	(16,553)	(22,206)
Acquisition of business assets	(12,459)	(34,783)
Purchase of investments, net	(519)	(2,086)

Net cash used for investing activities	(29,531)	(59,075)

Financing Activities:
Proceeds from debt financing	64,100	42,527
Repayments of debt financing	(72,819)	(31,256)
Cash dividends paid	(718)	(717)
Sale of common stock	1	207

Net cash provided by (used for) financing activities	(9,436)	10,761

Decrease in Cash and Cash Equivalents	(2,275)	(3,346)
Effect of Exchange Rates on Cash	(45)	5
Cash and Cash Equivalents:
Beginning of period	6,420	6,297

End of period	$4,100	$2,956

Supplemental Cash Flow Information:
Cash paid for—
Interest	$6,863	$7,450

Income taxes	$8,963	$6,935

The accompanying notes are an integral part of these consolidated financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)
Three and six month periods ended December 30, 2000 and December 25, 1999
(Unaudited)

    The consolidated financial statements included herein, except for the July 1, 2000 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended July 1, 2000, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 30, 2000, and the results of its operations and its cash flows for the three and six month periods ended December 30, 2000 and December 25, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

    The results of operations for the three and six month periods ended December 30, 2000, and December 25, 1999, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Six Months Ended
	Dec. 30, 2000	Dec. 25, 1999	Dec. 30, 2000	Dec. 25, 1999
Weighted average number of common shares outstanding	20,480	20,357	20,479	20,458

Shares used in computation of basic earnings per share	20,480	20,357	20,479	20,458
Weighted average effect of non-vested restricted stock grants	—	1	—	4
Weighted average common shares issuable upon the exercise of stock options	15	42	20	55

Shares used in computation of diluted earnings per share	20,495	20,400	20,499	20,517

2. Comprehensive Income

    For the three and six month periods ended December 30, 2000 and December 25, 1999, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	Dec. 30, 2000	Dec. 25, 1999	Dec. 30, 2000	Dec. 25, 1999
Net income	$7,995	$8,631	$17,812	$18,214
Other comprehensive income
Foreign currency translation adjustments, net of tax	(75)	358	(1,313)	(92)
Unrealized gain on investments held for sale, net of tax	—	322	—	109
Net unrealized derivative loss	(656)	—	(1,089)	—

Comprehensive income	$7,264	$9,311	$15,410	$18,231

3. Long-Term Debt

    During the first quarter of fiscal 2001, the Company completed a $50,000, 8.40% private placement debt transaction with certain institutional investors. The 10-year notes have a seven-year average life. According to the note purchase agreement, an initial take-down of $20,000 was completed on July 20, 2000, a second take-down of $15,000 was completed on September 15, 2000 and a final take-down of

$15,000 was completed on December 15, 2000. Each take-down bears the same coupon of 8.40%. The Company has used the net proceeds from the sale of the notes to repay existing indebtedness under its term loan and revolving credit facility and for general corporate purposes.

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

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Financial information by geographic location for the three and six month periods ended December 30, 2000 and December 25, 1999 is as follows:

For the Three Months Ended Dec. 30, 2000 and Dec. 25, 1999	United States	Canada	Total
Fiscal Year 2001:
Revenues	$131,477	$19,179	$150,656
Income from operations	11,941	5,383	17,324
Capital expenditures	7,779	555	8,334
Depreciation and amortization expense	8,606	1,134	9,740
Fiscal Year 2000:
Revenues	$124,263	$18,092	$142,355
Income from operations	13,584	5,233	18,817
Capital expenditures	8,844	331	9,175
Depreciation and amortization expense	8,213	1,084	9,297
For the Six Months Ended Dec. 30, 2000 and Dec. 25, 1999	United States	Canada	Total
Fiscal Year 2001:
Revenues	$258,537	$38,060	$296,597
Income from operations	26,991	10,539	37,530
Capital expenditures	15,455	1,098	16,553
Depreciation and amortization expense	16,869	2,296	19,165
Fiscal Year 2000:
Revenues	$242,604	$34,711	$277,315
Income from operations	27,959	10,064	38,023
Capital expenditures	21,015	1,191	22,206
Depreciation and amortization expense	16,297	2,144	18,441

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

    The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 30, 2000 and December 25, 1999, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Six Months Ended		Percentage Change
	Dec. 30, 2000	Dec. 25, 1999	Dec. 30, 2000	Dec. 25, 1999	Three Months FY 2001 vs. FY 2000	Six Months FY 2001 vs. FY 2000
Revenues:
Rental	96.1%	95.5%	96.6%	96.1%	6.5%	7.6%
Direct	3.9	4.5	3.4	3.9	(8.5)	(8.5)

Total Revenues	100.0	100.0	100.0	100.0	5.8	7.0
Expenses:
Cost of Rental Sales	59.4	57.1	58.3	56.6	10.8	10.9
Cost of Direct Sales	71.9	78.8	76.0	80.9	(16.5)	(14.1)

Total Cost of Sales	59.9	58.1	58.9	57.5	9.1	9.5
Selling and Administrative	22.2	22.2	22.0	22.1	5.8	6.4
Depreciation	4.8	4.9	4.8	5.1	2.0	1.0
Amortization of Intangibles	1.6	1.6	1.6	1.6	13.4	13.4

Income from Operations	11.5	13.2	12.7	13.7	(7.9)	(1.3)
Interest Expense	2.9	2.9	3.0	2.9	5.5	9.2
Other (Income) Expense, net	(0.3)	0.2	(0.3)	(0.1)	273.6	202.4

Income Before Income Taxes	8.9	10.1	10.0	10.9	(7.4)	(1.9)
Provision for Income Taxes	3.6	4.0	4.0	4.3	(7.3)	(1.3)

Net Income	5.3%	6.1%	6.0%	6.6%	(7.4)%	(2.2)%

    Total revenues for the second quarter of fiscal 2001 increased 5.8% to $150.7 million from $142.4 million in the second quarter of fiscal 2000 and increased 7.0% to $296.6 million for the first six months of fiscal 2001 from $277.3 million in the same period of fiscal 2000. Rental revenue growth for the second quarter accounted for $8.8 million, or a 6.5% increase and for the first six months of fiscal 2001 it accounted for $20.2 million, or a 7.6% increase. In addition to the growth in local and regional accounts, the Company has continued to aggressively build its presence in the national account market through both new sales and further penetration of existing national accounts.

    Total direct sales decreased 8.5% to $5.9 million for the second quarter of fiscal 2001 compared to $6.5 million in the same period of fiscal 2000 and decreased 8.5% to $10.0 million for the first six months of fiscal 2001 from $10.9 million in the same period of fiscal 2000. Direct sale revenue is down as the Company continues to focus on improving efficiency and productivity of its direct sale operation. Cost of direct sales, as a percentage of direct sales, decreased to 71.9% for the second quarter of fiscal 2001 from 78.8% in the same period of fiscal 2000 and decreased to 76.0% for the first six months of fiscal 2001 from 80.9% in the same period of fiscal 2000. The improvement in gross margin was driven by the progress made in the fulfillment operation.

    Cost of rental operations increased 10.8% to $85.9 million for the second quarter of fiscal 2001 from $77.6 million in the same period of fiscal 2000 and increased 10.9% to $167.1 million for the first six months of fiscal 2001 from $150.8 million in the same period of fiscal 2000. As a percentage of rental revenues, these costs increased to 59.4% for the second quarter of fiscal 2001 from 57.1% in the same period of fiscal 2000 and increased to 58.3% for the first six months of fiscal 2001 from 56.6% in the same period of fiscal 2000. The increase reflects higher gasoline prices, higher natural gas prices, increased employee benefit costs and lower operating performance from one region in the United States.

    Selling and administrative expenses increased 5.8% to $33.4 million in the second quarter of fiscal 2001 from $31.6 million in the same period of fiscal 2000 and increased 6.4% to $65.2 million for the first six months of fiscal 2001 from $61.3 million in the same period of fiscal 2000. As a percentage of revenues, selling and administrative expenses remained constant at 22.2% in the second quarter of fiscal 2001, unchanged from the same period of fiscal 2000 and decreased to 22.0% in the six month period of fiscal 2001 from 22.1% in the same period of fiscal 2000.

    Depreciation expense increased 2.0% to $7.2 million in the second quarter of fiscal 2001 from $7.1 million in the same period of fiscal 2000 and increased 1.0% to $14.2 million for the first six months of fiscal 2001 from $14.1 million in the same period of fiscal 2000. As a percentage of revenues, depreciation expense decreased to 4.8% in the second quarter of fiscal 2001 from 4.9% in the same period of fiscal 2000 and decreased to 4.8% in the six month period of fiscal 2001 from 5.1% in the same period of fiscal 2000. Additional depreciation on fixed asset additions supporting revenue growth were largely offset by the equipment purchased in fiscal 1998 from the National Linen Service acquisition that is now fully depreciated and equipment leasing programs used for fleet and computer equipment. Capital expenditures, excluding acquisition of businesses, were $8.3 million in the second quarter of fiscal 2001 compared to $9.2 million in the prior year's quarter and for the six month period they were $16.6 million compared to $22.2 million in the prior year. The decrease in capital expenditures is due to lower new plant construction in the current year.

    Amortization expense increased 13.4% to $2.5 million in the second quarter of fiscal 2001 from $2.2 million in the second quarter of fiscal 2000 and increased 13.4% to $5.0 million in the first six months of fiscal 2001 from $4.4 million in the same period of fiscal 2000. The increase in amortization expense is due to the goodwill associated with acquisitions made during fiscal years 2000 and 2001.

    Income from operations decreased 7.9% to $17.3 million in the second quarter of fiscal 2001 from $18.8 million in the same period of fiscal 2000 and decreased 1.3% to $37.5 million for the first six months of fiscal 2001 from $38.0 million in the same period of fiscal 2000. Operating margins decreased to 11.5% for the second quarter of fiscal 2001 from 13.2% in the same period of fiscal 2000 and decreased to 12.7% for the six month period of fiscal 2001 from 13.7% in the same period of fiscal 2000.

    Interest expense was $4.4 million for the second quarter of fiscal 2001, up from $4.2 million in the same period of fiscal 2000 and was $8.8 million for the first six months of fiscal 2001, up from $8.1 million in the same period of fiscal 2000. The increase in interest expense is due primarily to rising interest rates during the past year. The Company's effective tax rate was 40.1% in the second quarter of fiscal 2001, unchanged from the same period of fiscal 2000 and it increased to 40.1% in the six month period of fiscal 2001 from 39.9% in the same period of fiscal 2000.

    Net income decreased 7.4% to $8.0 million in the second quarter of fiscal 2001 from $8.6 million in the same period of fiscal 2000 and decreased 2.2% to $17.8 million in the first six months of fiscal 2001 from $18.2 million in the first six months of fiscal 2000. Basic and diluted earnings per share for the second quarter of fiscal 2001 were $0.39 per share, compared to $0.42 per share for the prior year quarter. Basic and diluted earnings per share for the first six months of fiscal 2001 decreased to $0.87 per share from $0.89 per share. Net income margins decreased to 5.3% for the second quarter of fiscal 2001 compared with 6.1% in the second quarter of fiscal 2000 and decreased to 6.0% for the six month period of fiscal 2001 compared with 6.6% in the six month period of fiscal 2000.

LIQUIDITY AND FINANCIAL RESOURCES

    Cash flow from operating activities was $36.7 million in the six month period of fiscal 2001 and $45.0 million in the same period of fiscal 2000. The greater cash flow in fiscal 2000 was partially due to increases in accounts payable and other accrued expenses in connection with acquired operations. Working capital at December 30, 2000 was $61.5 million, up 23.9% from $49.7 million at July 1, 2000. The increase in working capital is largely due to the issuance of $50 million of senior long-term debt replacing amounts outstanding under other credit facilities that were classified as current maturities of long-term debt at year end.

    Cash used in investing activities was $29.5 million in the six month period of fiscal 2001 and $59.1 million in the same period of fiscal 2000. The decrease is related to the activity of acquiring business assets in these periods.

    Cash used for financing activities was $9.4 million in the six month period of fiscal 2001 and cash provided by financing activities was $10.8 million in the same period of fiscal 2000. The change is partially related to the activity of acquiring business assets. The long-term debt, including current maturities, decreased to $218.1 million at December 30, 2000 from $225.7 million at July 1, 2000. The Company paid dividends of $0.4 million during the quarter. The Company's ratio of debt to total capitalization decreased to 43.2% at the end of the second quarter of fiscal 2001 from 45.4% at July 1, 2000.

    Stockholders' equity grew 5.5% to $286.5 million at December 30, 2000, compared with $271.5 million at the end of fiscal 2000. G&K's return on average equity decreased to 6.4% for the six month period of fiscal 2001 compared with 7.4% for the same period of fiscal 2000.

    Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

MARKET RISK SENSITIVITY

    The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended December 30, 2000.

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

PART II

OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

  a.
  The Company held its Annual Meeting of Stockholders on October 26, 2000.

  b.
  The following eight persons were elected directors: Paul Baszucki, Richard Fink, Wayne M. Fortun, Donald W. Goldfus, William Hope, Thomas Moberly, Bernard Sweet and D.R. Verdoorn.

  c.
  1.  Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority
Baszucki	30,761,834	329,836
Fink	30,762,933	328,737
Fortun	30,761,830	329,840
Goldfus	30,762,815	328,855
Hope	30,693,782	397,888
Moberly	30,763,485	328,185
Sweet	30,759,328	332,342
Verdoorn	30,752,611	339,059
    2.
    Stockholders ratified the appointment of Arthur Andersen LLP, Certified Public Accountants, as independent auditors of the Company for 2001: 31,025,405 shares in favor, 48,014 shares voting against and 18,251 shares abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits

      None

  b.
  Reports on Form 8-K

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)

Date: February 13, 2001	By:	/s/ JEFFREY L. WRIGHT Jeffrey L. Wright Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
	By:	/s/ MICHAEL F. WOODARD Michael F. Woodard Controller (Principal Accounting Officer)

QuickLinks

PART I FINANCIAL INFORMATION
G&K SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II OTHER INFORMATION
SIGNATURES