Form 10-Q
period 2001-03-31
G&K SERVICES INC
filed 2001-05-15
CIK 39648

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001 Commission file number 0-4063

G & K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-0449530 (I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $.50 per share	Outstanding May 10, 2001 19,167,901
CLASS B Common Stock, par value $.50 per share	Outstanding May 10, 2001 1,474,996

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 31, 2001	July 1, 2000
	(Unaudited)
(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$6,373	$6,420
Accounts receivable, less allowance for doubtful accounts of $3,503 and $3,138	65,558	63,970
Inventories	91,140	89,975
Prepaid expenses	15,588	15,496
Prepaid income taxes	—	441

Total current assets	178,659	176,302

Property, Plant and Equipment
Land	26,138	25,845
Buildings and improvements	108,688	101,636
Machinery and equipment	217,542	206,033
Automobiles and trucks	38,727	39,208
Less accumulated depreciation	(169,915)	(156,288)

Total property, plant and equipment	221,180	216,434

Other Assets
Goodwill, net	145,747	144,229
Restrictive covenants and customer lists, net	39,492	40,911
Other, principally retirement plan assets	17,467	17,076

Total other assets	202,706	202,216

	$602,545	$594,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,041	$15,892
Accrued expenses
Salaries and employee benefits	23,082	19,678
Other	19,466	18,300
Deferred income taxes	14,209	14,406
Current maturities of long-term debt	47,578	58,355

Total current liabilities	118,376	126,631

Long-Term Debt	164,918	167,345
Deferred Income Taxes	14,179	15,243
Other Noncurrent Liabilities	14,178	14,211

Stockholders' Equity
Common stock, $.50 par
Class A, 50,000,000 shares authorized, 19,135,230 and 19,061,299 shares issued and outstanding	9,568	9,531
Class B, 10,000,000 shares authorized, 1,474,996 and 1,474,996 shares issued and outstanding	738	738
Additional paid-in capital	29,994	26,679
Retained earnings	271,349	246,629
Deferred compensation	(5,353)	(2,464)
Accumulated other comprehensive income	(15,402)	(9,591)

Total stockholders' equity	290,894	271,522

	$602,545	$594,952

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2001	March 25, 2000	March 31, 2001	March 25, 2000
(In thousands, except per share data)
Revenues
Rental operations	$147,006	$138,792	$433,632	$405,207
Direct sales	4,354	4,641	14,325	15,541

Total revenues	151,360	143,433	447,957	420,748

Operating Expenses
Cost of rental operations	85,615	78,729	252,725	229,481
Cost of direct sales	3,446	4,034	11,022	12,853
Selling and administrative	35,325	31,294	100,541	92,574
Depreciation	7,062	7,624	21,265	21,688
Amortization of intangibles	2,541	2,377	7,503	6,754

Total operating expenses	133,989	124,058	393,056	363,350

Income from Operations	17,371	19,375	54,901	57,398
Interest expense	4,211	4,291	13,006	12,344
Other income, net	(151)	(210)	(1,152)	(541)

Income before Income Taxes	13,311	15,294	43,047	45,595
Provision for income taxes	5,324	6,133	17,248	18,220

Net Income	$7,987	$9,161	$25,799	$27,375

Basic weighted average number of shares outstanding	20,479	20,452	20,479	20,456
Basic Earnings Per Common Share	$0.39	$0.45	$1.26	$1.34

Diluted weighted average number of shares outstanding	20,482	20,455	20,493	20,497
Diluted Earnings Per Common Share	$0.39	$0.45	$1.26	$1.34

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 31, 2001	March 25, 2000
(In thousands)
Operating Activities:
Net income	$25,799	$27,375
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	28,768	28,442
Deferred income taxes	(1,034)	(181)
Changes in current operating items, exclusive of acquisitions—
Accounts receivable and prepaid expenses	(1,829)	(2,715)
Inventories	(531)	(1,255)
Accounts payable and other accrued expenses	3,057	11,833
Other, net	922	1,933

Net cash provided by operating activities	55,152	65,432

Investing Activities:
Property, plant and equipment additions, net	(25,519)	(30,860)
Acquisition of business assets	(12,613)	(35,029)
Purchase of investments, net	(735)	(2,358)

Net cash used for investing activities	(38,867)	(68,247)

Financing Activities:
Proceeds from debt financing	69,900	55,440
Repayments of debt financing	(84,770)	(55,055)
Cash dividends paid	(1,078)	(1,077)
Sale of common stock	37	215

Net cash used for financing activities	(15,911)	(477)

Increase (Decrease) in Cash and Cash Equivalents	374	(3,292)
Effect of Exchange Rates on Cash	(421)	—
Cash and Cash Equivalents:
Beginning of period	6,420	6,297

End of period	$6,373	$3,005

Supplemental Cash Flow Information:
Cash paid for—
Interest	$11,637	$11,543

Income taxes	$13,899	$11,772

The accompanying notes are an integral part of these consolidated financial statements.

G & K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
Three and nine month periods ended March 31, 2001 and March 25, 2000
(Unaudited)

    The consolidated financial statements included herein, except for the July 1, 2000 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended July 1, 2000, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and its cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

    The results of operations for the three and nine month periods ended March 31, 2001, and March 25, 2000, are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	Mar. 31, 2001	Mar. 25, 2000	Mar. 31, 2001	Mar. 25, 2000
Weighted average number of common shares outstanding	20,479	20,452	20,479	20,456

Shares used in computation of basic earnings per share	20,479	20,452	20,479	20,456
Weighted average effect of non-vested restricted stock grants	—	—	—	3
Weighted average common shares issuable upon the exercise of stock options	3	3	14	38

Shares used in computation of diluted earnings per share	20,482	20,455	20,493	20,497

2.  Comprehensive Income

    For the three and nine month periods ended March 31, 2001 and March 25, 2000, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	Mar. 31, 2001	Mar. 25, 2000	Mar. 31, 2001	Mar. 25, 2000
Net income	$7,987	$9,161	$25,799	$27,375
Other comprehensive income
Foreign currency translation adjustments, net of tax	(2,817)	287	(4,130)	195
Unrealized gain on investments held for sale, net of tax	—	95	—	204
Net unrealized derivative loss	(592)	—	(1,681)	—

Comprehensive income	$4,578	$9,543	$19,988	$27,774

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

4.  Segment Information

    The Company has two operating segments under the guidelines of SFAS No. 131: United States and Canada. Each operating segment derives revenues from the uniform rental business, which includes garment rental and nonuniform items such as floormats, dust mops and cloths, wiping towels and selected linen items. No one customer's transactions account for 10% or more of the Company's revenues.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Financial information by geographic location for the three and nine month periods ended March 31, 2001 and March 25, 2000 is as follows:

For the Three Months Ended Mar. 31, 2001 and Mar. 25, 2000	United States	Canada	Total
Fiscal Year 2001:
Revenues	$131,838	$19,522	$151,360
Income from operations	12,053	5,318	17,371
Capital expenditures	6,977	1,989	8,966
Depreciation and amortization expense	8,460	1,143	9,603
Fiscal Year 2000:
Revenues	$124,977	$18,456	$143,433
Income from operations	14,249	5,126	19,375
Capital expenditures	8,227	427	8,654
Depreciation and amortization expense	8,896	1,105	10,001
For the Nine Months Ended Mar. 31, 2001 and Mar. 25, 2000	United States	Canada	Total
Fiscal Year 2001:
Revenues	$390,375	$57,582	$447,957
Income from operations	39,044	15,857	54,901
Capital expenditures	22,432	3,087	25,519
Depreciation and amortization expense	25,329	3,439	28,768
Fiscal Year 2000:
Revenues	$367,581	$53,167	$420,748
Income from operations	42,208	15,190	57,398
Capital expenditures	29,242	1,618	30,860
Depreciation and amortization expense	25,193	3,249	28,442

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

    The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended March 31, 2001 and March 25, 2000, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Nine Months Ended		Percentage Change
	Mar. 31, 2001	Mar. 25, 2000	Mar. 31, 2001	Mar. 25, 2000	Three Months FY 2001 vs. FY 2000	Nine Months FY 2001 vs. FY 2000
Revenues:
Rental	97.1%	96.8%	96.8%	96.3%	5.9%	7.0%
Direct	2.9	3.2	3.2	3.7	(6.2)	(7.8)

Total Revenues	100.0	100.0	100.0	100.0	5.5	6.5
Expenses:
Cost of Rental Sales	58.2	56.7	58.3	56.6	8.7	10.1
Cost of Direct Sales	79.1	86.9	76.9	82.7	(14.6)	(14.2)

Total Cost of Sales	58.8	57.7	58.9	57.6	7.6	8.8
Selling and Administrative	23.3	21.8	22.4	22.0	12.9	8.6
Depreciation	4.7	5.3	4.7	5.2	(7.4)	(2.0)
Amortization of Intangibles	1.7	1.7	1.7	1.6	6.9	11.1

Income from Operations	11.5	13.5	12.3	13.6	(10.3)	(4.4)
Interest Expense	2.8	2.9	2.9	2.9	(1.9)	5.4
Other Income, net	(0.1)	(0.1)	(0.2)	(0.1)	(28.1)	112.9

Income Before Income Taxes	8.8	10.7	9.6	10.8	(13.0)	(5.6)
Provision for Income Taxes	3.5	4.3	3.8	4.3	(13.2)	(5.3)

Net Income	5.3%	6.4%	5.8%	6.5%	(12.8)%	(5.8)%

    Total revenues for the third quarter of fiscal 2001 increased 5.5% to $151.4 million from $143.4 million in the third quarter of fiscal 2000 and increased 6.5% to $448.0 million for the first nine months of fiscal 2001 from $420.7 million in the same period of fiscal 2000. Rental revenue growth for the third quarter accounted for $8.2 million, or a 5.9% increase and for the first nine months of fiscal 2001 it accounted for $28.4 million or a 7.0% increase. The increase in revenue reflects the Company's growth initiatives, including programs to address rising operating costs, partially offset by the negative impact of the sharper than expected downturn in the economy.

    Total direct sales decreased 6.2% to $4.4 million for the third quarter of fiscal 2001 compared to $4.6 million in the same period of fiscal 2000 and decreased 7.8% to $14.3 million for the first nine months of fiscal 2001 from $15.5 million in the same period of fiscal 2000. Direct sale revenue is down as the Company continues to focus on improving efficiency and productivity of its direct sale operation. Cost of direct sales, as a percentage of direct sales, decreased to 79.1% for the third quarter of fiscal 2001 from 86.9% in the same period of fiscal 2000 and decreased to 76.9% for the first nine months of fiscal 2001 from 82.7% in the same period of fiscal 2000. The improvement in gross margin was driven by the progress made in the fulfillment operation.

    Cost of rental operations increased 8.7% to $85.6 million for the third quarter of fiscal 2001 from $78.7 million in the same period of fiscal 2000 and increased 10.1% to $252.7 million for the first nine months of fiscal 2001 from $229.5 million in the same period of fiscal 2000. As a percentage of rental revenues, these costs increased to 58.2% for the third quarter of fiscal 2001 from 56.7% in the same period of fiscal 2000 and increased to

58.3% for the first nine months of fiscal 2001 from 56.6% in the same period of fiscal 2000. The increase reflects higher natural gas prices, increased employee benefit costs and the margin impact on lost revenue as a result of the current economic conditions.

    Selling and administrative expenses increased 12.9% to $35.3 million in the third quarter of fiscal 2001 from $31.3 million in the same period of fiscal 2000 and increased 8.6% to $100.5 million for the first nine months of fiscal 2001 from $92.6 million in the same period of fiscal 2000. As a percentage of revenues, selling and administrative expenses increased to 23.3% in the third quarter of fiscal 2001 from 21.8% in the same period of fiscal 2000 and increased to 22.4% in the nine-month period of fiscal 2001 from 22.0% in the same period of fiscal 2000. The increase in selling and administrative expense was driven by the information systems initiatives focused on enhancing revenue growth and improving human resource management. Also contributing to the increase were additional bad debt expenses associated with the slowing economy.

    Depreciation expense decreased 7.4% to $7.1 million in the third quarter of fiscal 2001 from $7.6 million in the same period of fiscal 2000 and decreased 2.0% to $21.3 million for the first nine months of fiscal 2001 from $21.7 million in the same period of fiscal 2000. As a percentage of revenues, depreciation expense decreased to 4.7% in the third quarter of fiscal 2001 from 5.3% in the same period of fiscal 2000 and decreased to 4.7% in the nine-month period of fiscal 2001 from 5.2% in the same period of fiscal 2000. Additional depreciation on fixed asset additions supporting revenue growth were largely offset by the equipment purchased in fiscal 1998 from the National Linen Service acquisition that is now fully depreciated and equipment leasing programs used for fleet and computer equipment. Capital expenditures, excluding acquisition of businesses, were $9.0 million in the third quarter of fiscal 2001 compared to $8.7 million in the prior year's quarter and for the nine-month period they were $25.5 million compared to $30.9 million in the prior year. The decrease in capital expenditures is due to reduced spending on new plant construction in the current year.

    Amortization expense increased 6.9% to $2.5 million in the third quarter of fiscal 2001 from $2.4 million in the third quarter of fiscal 2000 and increased 11.1% to $7.5 million in the first nine months of fiscal 2001 from $6.8 million in the same period of fiscal 2000. The increase in amortization expense is due to the goodwill associated with acquisitions made during fiscal years 2000 and 2001.

    Income from operations decreased 10.3% to $17.4 million in the third quarter of fiscal 2001 from $19.4 million in the same period of fiscal 2000 and decreased 4.4% to $54.9 million for the first nine months of fiscal 2001 from $57.4 million in the same period of fiscal 2000. Operating margins decreased to 11.5% for the third quarter of fiscal 2001 from 13.5% in the same period of fiscal 2000 and decreased to 12.3% for the nine-month period of fiscal 2001 from 13.6% in the same period of fiscal 2000.

    Interest expense was $4.2 million for the third quarter of fiscal 2001, down from $4.3 million in the same period of fiscal 2000 and was $13.0 million for the first nine months of fiscal 2001, up from $12.3 million in the same period of fiscal 2000. The increase in interest expense for the nine-month period was due primarily to higher average interest rates during the past year. The Company's effective tax rate was 40.0% in the third quarter of fiscal 2001, down from 40.1% in the same period of fiscal 2000 and it increased to 40.1% in the nine-month period of fiscal 2001 from 40.0% in the same period of fiscal 2000.

    Net income decreased 12.8% to $8.0 million in the third quarter of fiscal 2001 from $9.2 million in the same period of fiscal 2000 and decreased 5.8% to $25.8 million in the first nine months of fiscal 2001 from $27.4 million in the first nine months of fiscal 2000. Basic and diluted earnings per share for the third quarter of fiscal 2001 were $0.39 per share, compared to $0.45 per share for the prior year quarter. Basic and diluted earnings per share for the first nine months of fiscal 2001 decreased to $1.26 per share from $1.34 per share. Net income margins decreased to 5.3% for the third quarter of fiscal 2001 compared with 6.4% in the third quarter of fiscal 2000 and decreased to 5.8% for the nine-month period of fiscal 2001 compared with 6.5% in the nine-month period of fiscal 2000.

LIQUIDITY AND FINANCIAL RESOURCES

    Cash flow from operating activities was $55.2 million in the nine-month period of fiscal 2001 and $65.4 million in the same period of fiscal 2000. The greater cash flow in fiscal 2000 was partially due to increases in accounts payable and other accrued expenses in connection with acquired operations. Working capital at March 31, 2001 was $60.3 million, up 21.4% from $49.7 million at July 1, 2000. The increase in working capital is largely due to the issuance of $50 million of senior long-term debt replacing amounts outstanding under other credit facilities that were classified as current maturities of long-term debt at year end.

    Cash used in investing activities was $38.9 million in the nine-month period of fiscal 2001 and $68.2 million in the same period of fiscal 2000. The decrease is related to the activity of acquiring business assets in these periods.

    Cash used for financing activities was $15.9 million in the nine-month period of fiscal 2001 and $0.5 million in the same period of fiscal 2000. The change is partially related to the activity of acquiring business assets. The long-term debt, including current maturities, decreased to $212.5 million at March 31, 2001 from $225.7 million at July 1, 2000. The Company paid dividends of $0.4 million during the quarter. The Company's ratio of debt to total capitalization decreased to 42.2% at the end of the third quarter of fiscal 2001 from 45.4% at July 1, 2000.

    Stockholders' equity grew 7.1% to $290.9 million at March 31, 2001, compared with $271.5 million at the end of fiscal 2000. G&K's return on average equity decreased to 9.2% for the nine-month period of fiscal 2001 compared with 11.0% for the same period of fiscal 2000.

    Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

MARKET RISK SENSITIVITY

    The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended March 31, 2001.

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

                      G&K SERVICES, INC.
                      (Registrant)

Date: May 15, 2001	/s/ JEFFREY L. WRIGHT Jeffrey L. Wright Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
/s/ MICHAEL F. WOODARD Michael F. Woodard Controller (Principal Accounting Officer)

QuickLinks

PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
PART II OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES