Form 10-K
period 2001-06-30
G&K SERVICES INC
filed 2001-09-27
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-4063

G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530
(State of incorporation)	(I.R.S. Employer Identification No.)

5995 OPUS PARKWAY, STE. 500 MINNETONKA, MINNESOTA 55343
(Address of principal executive offices)

Registrant’s telephone number, including area code	(952) 912-5500

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

             Class A Common Stock (par value $0.50 per share)
             Class B Common Stock (par value $0.50 per share)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  _____

             The aggregate market value of the voting stock of registrant held by non-affiliates of registrant, on September 13, 2001, computed by reference to the closing sale price of such shares on such date, was approximately $566,606,650.

             On September 13, 2001, there were outstanding 19,166,412 and 1,474,996 shares of the registrant’s Class A and Class B Common Stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

PART OF 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED

Portions of proxy statement for the annual meeting of stockholders	Part III

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 30, 2001

PART I

ITEM 1.            BUSINESS

                           G&K Services, Inc. and its wholly owned subsidiaries (the Company or G&K) was formed in 1902.  G&K operates in the corporate identity apparel and facility services industry.  The Company is a market leader in providing corporate identity apparel and facility services programs to a wide variety of industrial, service and high-technology companies.  G&K serves virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, pharmaceutical, semi-conductor, restaurants and hospitality, and many others.  The Company’s products and services help customers achieve goals of cleanliness, brand promotion, worker safety, identification, enhanced image, product protection and improved employee morale.  The Company also manufactures certain uniform garments that it uses to support its garment rental programs.

                           On July 14, 1997, the Company purchased the uniform rental assets and selected linen assets of National Linen Service (NLS), consisting of twenty industrial facilities and nine linen facilities.  It was G&K’s intent to hold for sale the nine linen facilities.  During fiscal year 1998, the Company divested eight of these locations, along with three industrial facilities that were not compatible with the Company’s strategic goals.  During fiscal year 1999, G&K sold one linen location.  This transaction completed the sale of the nine linen facilities acquired from NLS that were held for sale.

                           The Company has continued a strategy of supporting growth and expansion through acquisition by making several small additional acquisitions in fiscal 2001 and 2000.  All acquisitions were made using cash on hand and were accounted for using the purchase method.  The total purchase price and related acquisition costs of these transactions were approximately $20.3 million in fiscal 2001 and $38.3 million in fiscal 2000.

                           Through internal growth and acquisitions, the Company has steadily expanded its operations into additional geographic markets.  G&K operates out of over 130 North American locations serving customers in 45 states and two Canadian Provinces.  By comparison, G&K operated from 40 locations serving customers in 21 states in 1988.

                           The Company targets its marketing efforts on those customers, industries and geographic locations that are expanding and are in need of a quality-oriented corporate identity program that provides high levels of product quality, customer service and communication.  The Company's experience with both existing and potential customers, large and small, confirms that a large segment of the market is willing to pay a premium price to a vendor that can consistently supply these features.

Customers, Products and Services

                           The Company serves over 130,000 customers, from divisions of more than half of the Fortune 100 companies to fast-growing small and midsize firms.  No one customer represents more than 1% of the Company’s total revenues.  G&K serves virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, pharmaceutical, semi-conductor, restaurants and hospitality, and many others.  Over one million people wear G&K uniforms every day.

                           The Company’s full-service business apparel and facility services programs provide rental-lease or purchase options to meet varied customer needs including heavy-industrial, light-manufacturing, service businesses, corporate casual and executive apparel.  In addition, the Company offers cleanroom garments and process control services to meet the needs of high-technology customers.

                           The Company believes that customers use business apparel programs to meet a variety of critical business needs.

•	Corporate identity – uniforms help identify employees working for a particular company or department. Uniformed employees are perceived as trained, competent and dependable.

•	Brand awareness – uniforms promote a company’s brand identity and employees serve as a “walking billboard”.

•	Image – uniforms help project a professional image of employees. It frames the perception of credibility, knowledge, trust and a commitment to quality to their customers.

•	Employee retention – uniforms enhance worker morale and help build a teamwork attitude in addition to being an employee benefit.

•	Worker protection – uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection – uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

                           The Company provides its apparel-rental customers with a full range of services.  A consultative approach is used to advise and assist our customers in creating a tailored program in determining garment application, choosing fabrics, styles and colors appropriate to the customer's specific needs.  A large stock of new and used garments are available to provide rapid response as customer needs change due to increases, decreases or turnover in their work force.  Professional cleaning, finishing, repair and replacement of uniforms in use is a normal part of the rental service.  Soiled uniforms are picked up at the customer's location and returned clean and in good condition on a weekly cycle.

                           The Company also believes that uniform rental provides customers with significant advantages over ownership.  Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program.

                           G&K’s facility services programs provide a wide range of dust control and maintenance products and services.  They include several floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust and wet mops, wiping towels, fender covers, selected linen items and several restroom products.  These products support customer efforts in maintaining a clean, safe and attractive environment within their facilities.

                           Direct sale and custom-logo embroidered apparel programs are also offered by the Company to meet customer corporate identity needs.  The direct sale programs can be used for those departments and/or customers that require highly customized and branded apparel.  It can be more economical for high turnover positions and can be used for employee rewards and recognition or customer and vendor appreciation programs.

Competition

                           The Company encounters a high level of competition from a number of companies in the geographic areas it serves.  The Company ranks among the nation's largest garment rental suppliers.  Major competitors include ARAMARK (a division of ARAMARK Services, Inc.) and such publicly held companies as Unifirst Corporation and Cintas Corporation.  The Company also competes with a multitude of regional and local competitors that vary by market.  The Company believes that it competes effectively in its line of business because of the quality and breadth of its product line, and the comprehensive customer service programs it offers.

Manufacturing

                           The Company manufactured almost one half of the uniform garments it placed into service in fiscal 2001.  These garments are manufactured in four Company owned facilities located in the U.S., Canada and Dominican Republic.  Various outside vendors are used to supplement the Company’s additional rental needs, including garments, floormats, dustmops and cloths, wiping towels, linens and related products.  The Company is not aware of any circumstances that would limit its ability to obtain raw materials to support the manufacturing process or to obtain garments or other rental items to meet its customers needs.

Environmental Matters

                           G&K’s operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment.  This includes discharges into water and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances.  The Company generates modest amounts of waste in connection with its laundry operations, specifically detergent wastewater and other residues.  Some of these wastes are classified as hazardous wastes under these laws. The Company has continued to make significant investments in properly handling and disposing of these wastes.

                           The Company has been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), or similar state laws, at a number of waste disposal sites.  Under such laws, PRP’s typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites.  Therefore, there can be no assurance that the Company will not have to contribute material amounts for future remediation that could be greater than the share of waste contributed by the Company would otherwise indicate.  Additionally, environmental laws may impose liability for cost of removal or remediation of certain hazardous wastes located on or in or emanating from owned or leased real estate, whether or not the Company knew of or was responsible for the presence of such wastes.  While the Company takes appropriate steps when acquiring or leasing new properties, there can be no assurance that this risk has been eliminated.

                           The Company has received a letter from the Minnesota Pollution Control Agency (MPCA), which claims that solvents have been detected in the soils near a facility that was owned by the Company from the late 1940s until the early 1970s.  Neither the extent of the solvents in the soils nor the source of the solvents is known to the Company.  The Company is participating in a Voluntary Investigation and Cleanup Program through the MPCA, and expects that any future remediation costs will be minimal.  Therefore, no litigation is expected to be commenced against the Company in connection with this matter.

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

                           Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to the Company’s financial statements, the likelihood of such occurrence is considered remote.  Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company.

Employees

                           The Company's U.S. operations had a total of 7,407 employees as of June 30, 2001, consisting of 4,287 production employees and 3,120 sales, office, route and management personnel.  Approximately 14% of the Company's U.S. employees are represented by unions.  Management believes its domestic employee relations are satisfactory.

                           The Company's Canadian operations had a total of 1,041 employees as of June 30, 2001, consisting of 581 production employees and 460 sales, office, route and management personnel.  Approximately 69% of the Company's Canadian employees are represented by unions.  Management believes Canadian employee relations are satisfactory.

Foreign and Domestic Operations

                           Financial information relating to foreign and domestic operations is set forth in Note 9 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 2.            PROPERTIES

                           The Company occupies 138 facilities located in the United States, Canada and the Dominican Republic.  These facilities include its processing, branch, garment manufacturing, distribution and administrative support locations.  The Company owns approximately 80% of its processing facilities, which average over 43,000 square feet in size.  G&K cleans and supplies rental items principally from 54 industrial garment, cleanroom garment, dust control and linen supply plants located in 48 cities in the United States and Canada.

ITEM 3.            LEGAL PROCEEDINGS

                           Except as set forth in Item 1. Business – Environmental Matters, the Company is not a party to any legal proceedings other than routine litigation incidental to the business of the Company, and is not aware of any threatened litigation that would have a material adverse effect on the Company’s business.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2001.

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

                           The Company’s Class A Common Stock is quoted on Nasdaq National Market under the symbol “GKSRA”.  The Company’s Class B Common Stock is not registered and no active trading market exists for the Company’s Class B Common Stock.  The following table sets forth the high and low reported sales prices for the Class A Common Stock as quoted on the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2001
1st Quarter	30.125	24.250
2nd Quarter	29.000	23.625
3rd Quarter	30.250	18.875
4th Quarter	27.500	17.000

Fiscal 2000
1st Quarter	54.000	37.750
2nd Quarter	42.938	29.000
3rd Quarter	33.000	14.750
4th Quarter	30.750	17.938

                           As of September 13, 2001, the Company had approximately 520 registered stockholders.

                           The Company has declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended June 30, 2001 and July 1, 2000.  The Company’s debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends.

ITEM 6.            SELECTED FINANCIAL DATA

                           The following table sets forth certain selected financial data.  All amounts are in thousands, except per share data.

	2001	2000	1999	1998	1997

Revenues	$603,579	$577,392	$519,966	$502,593	$350,914
Net Income	33,783	37,812	37,029	32,058	29,002
Per Share Data:
Basic earnings per share	1.65	1.85	1.81	1.57	1.43
Diluted earnings per share	1.65	1.85	1.81	1.57	1.42
Dividends per share	0.07	0.07	0.07	0.07	0.07
Total Assets	619,963	594,952	541,432	531,842	311,965
Long-Term Debt	148,951	167,345	193,952	234,843	54,284
Stockholders’ Equity	301,267	271,522	235,633	198,120	168,987

                           See Note 1 of the G&K consolidated financial statements included in Item 8 of this Form 10-K for an explanation of the method employed to determine the number of shares used to compute per share amounts.

                           The fiscal 1998 results include the results of operations of facilities purchased from NLS.  See Note 2 of the G&K consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes thereto which are included herein.  The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest June 30.  The fiscal year ended July 1, 2000 was a 53-week year with the extra week reported in the fourth quarter.

                           In fiscal 2001, G&K, the third largest competitor in the estimated $6.3 billion corporate identity apparel and facility services rental market, achieved 6.6% revenue growth after excluding the extra week of revenue in fiscal 2000.  A decline in net income of 10.7% from fiscal 2000 and return on average equity to 11.8% was due to the additional week in fiscal 2000 and weak economic conditions during the second half of the current fiscal year that negatively impacted existing customer employment levels and customer turnover.  In addition, sharply higher energy costs and increased employee benefit expenses contributed to lower earnings.  Improved margins in direct sale and productivity gains in rental partially offset these items.  G&K’s record of strong financial performance results from a strategy of strengthening and expanding its market coverage and offering a broad product portfolio that provides the ability to leverage relationships with its customers.

                           During fiscal years 2001 and 2000, the Company made several small acquisitions.  All acquisitions were accounted for using the purchase method.  The total purchase price and related acquisition costs of these transactions was approximately $20.3 million in cash in 2001 and $38.3 million in cash in 2000. The total purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $12.7 million in 2001 and $26.1 million in 2000.

                           For the latest five-year period, revenues grew at a rate of 14.6%, compounded annually.  This is in line with the Company’s stated goal of maintaining a long-term growth rate of 15.0%.  These results reflect the Company’s strategies to increase market penetration and expand its customer base through internal growth and acquisitions.  New product promotions, continued success in signing national accounts, modest internal growth and acquisitions have contributed to G&K’s success over the past fiscal year.

                           The Company’s five-year growth rate for net income was 8.3%, compounded annually.  Net income was negatively impacted in fiscal 2001 due to the difficult economy, higher energy costs and higher employee benefit costs.  In addition, the Company continues to focus on investments and process improvement that support future success.  These investments include new technologies focused on enhancing revenue growth and improving human resource management.  Better merchandise control and lower processing costs have contributed to the bottom line, while garment manufacturing facilities have enhanced product quality and decreased merchandise costs.

                           The percentage relationships to net sales of certain income and expense items for the three fiscal years ended June 30, 2001, July 1, 2000 and June 26, 1999, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Net Sales Years Ended			Percentage Change Between Years

	Fiscal 2001	Fiscal 2000	Fiscal 1999	FY 2001 vs. FY 2000	FY 2000 vs. FY 1999

Revenues	100.0%	100.0%	100.0%	4.5%	11.0%

Expenses:
Cost of rental and direct sales	58.9	57.8	56.8	6.7	12.9
Selling and administrative	22.6	22.1	21.4	7.0	14.6
Depreciation	4.8	5.1	5.3	(2.4)	7.6
Amortization of intangibles	1.7	1.6	1.6	8.9	7.9

Income from operations	12.0	13.4	14.9	(6.6)	0.3

Interest expense	2.9	2.9	3.3	3.2	(3.0)
Other income, net	(0.2)	(0.4)	(0.2)	(48.4)	105.8

Income before income taxes	9.3	10.9	11.8	(10.6)	3.0

Provision for income taxes	3.7	4.4	4.7	(10.5)	4.3

Net income	5.6%	6.5%	7.1%	(10.7)%	2.1%

FISCAL 2001 COMPARED TO FISCAL 2000

                           Total revenues for fiscal 2001 rose 4.5% to $603.6 million from $577.4 million in fiscal 2000 (6.6% after excluding the extra week of revenue in fiscal 2000).

                           Rental revenues rose $26.5 million in fiscal 2001, a 4.8% increase over fiscal 2000 (6.9% after excluding the extra week of revenue in fiscal 2000).  The rental growth was influenced by several factors including the Company’s focus on new product promotions and programs to address rising operating costs, continued success in signing national accounts, modest improvement in sales productivity and acquisitions.

                           Direct sale revenue was $20.4 million, consistent with fiscal 2000 (after excluding the extra week of revenue in fiscal 2000).  Direct sale revenue remained constant as the Company focused early in the fiscal year on improving efficiency and productivity of its direct sale operations.  Cost of direct sales, as a percent of direct sales, decreased to 77.2% in fiscal 2001 from 84.0% in fiscal 2000.  The improvement in gross margin was driven by the progress made in the fulfillment operation.

                           Cost of rental operations increased 7.6% to $340.1 million in fiscal 2001 from $316.1 million in fiscal 2000.  As a percent of rental revenues, these costs increased to 58.3% in fiscal 2001 compared to 56.8% in fiscal 2000.  The increase reflects higher gasoline and natural gas prices, increased employee benefit costs and the margin impact on lost revenues as a result of economic conditions during the last half of the fiscal year.  These increases were partially offset by the benefit of revenues generated by new customers and product promotions.

                           Selling and administrative expenses increased 7.0% to $136.4 million in fiscal 2001 from $127.5 million in fiscal 2000.  As a percentage of total revenues, selling and administrative expenses increased to 22.6% in fiscal 2001 from 22.1% in fiscal 2000.  The increase as a percent of revenue was driven by information systems initiatives focused on enhancing revenue growth and improving human resources management.  These increases were partially offset by cost reductions in the direct sale operations.

                           Depreciation expense decreased 2.4% to $28.8 million in fiscal 2001 from $29.5 million in fiscal 2000.  As a percentage of revenues, depreciation expense decreased to 4.8% in fiscal 2001 compared to 5.1% in fiscal 2000.  Capital expenditures for fiscal 2001, excluding acquisition of businesses, was $34.1 million compared to $43.7 million in fiscal 2000.  Additional depreciation on fixed asset additions supporting company initiatives and revenue growth were offset by equipment leasing programs used for fleet and computer equipment and certain equipment purchased in fiscal 1998 from the National Linen Services acquisition that are now fully depreciated.

                           Amortization expense increased to $10.1 million for fiscal 2001 from $9.3 million in fiscal 2000.  As a percent of revenues, amortization expense increased to 1.7% in fiscal 2001 compared to 1.6% in fiscal 2000.  The increase in amortization expense was due to the goodwill and other intangibles associated with acquisitions made during fiscal years 2001 and 2000.

                           Income from operations decreased 6.6% to $72.5 million in fiscal 2001 from $77.6 million in fiscal 2000.  Operating margins decreased to 12.0% in fiscal 2001 from 13.4% in fiscal 2000.

                           Interest expense was $17.2 million for fiscal 2001, up from $16.7 million in fiscal 2000.  The increase in interest expense was due primarily to higher average interest rates during the past year.  Other income decreased to $1.1 million in fiscal 2001, down from $2.1 million in fiscal 2000.  This decrease was largely due to a one-time gain recorded in fiscal 2000 related to the adoption of the new Financial Accounting Standards Statement No. 133.  Under this accounting standard, the Company changed its characterization of investments held in connection with deferred compensation plans to trading securities and recognized previously unrealized gains.  The Company’s effective tax rate increased to 40.1% in fiscal 2001 from 40.0% in fiscal 2000.

                           Net income fell 10.7% to $33.8 million in fiscal 2001 from $37.8 million in fiscal 2000.  Basic and diluted earnings per share for fiscal 2001 was $1.65 per share compared to basic and diluted earnings per share of $1.85 per share in fiscal 2000. Net income margins decreased to 5.6% for fiscal 2001 compared to 6.5% in fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

                           Total revenues for fiscal 2000 rose 11.0% to $577.4 million from $520.0 million in fiscal 1999 (8.9% after excluding the impact of the extra week of revenue in fiscal 2000).

                           Rental revenues rose $53.6 million in fiscal 2000, a 10.7% increase over fiscal 1999 (8.5% after excluding the impact of the extra week of revenue in fiscal 2000).  The improvement in rental growth rates was influenced by several factors including the Company’s focus on internal revenue growth, which includes increased sales and administrative costs designed to support planned growth, acquisitions and a stronger Canadian dollar compared to the U.S. dollar.

                           Total direct sales to outside customers increased 22.7% to $20.7 million in fiscal 2000 from $16.9 million in fiscal 1999 (20.4% after excluding the impact of the extra week of revenue in fiscal 2000).  Cost of direct sales, as a percent of direct sales, increased to 84.0% in fiscal 2000 from 70.6% in fiscal 1999.  The increase in cost of direct sales was largely due to the addition of fixed fulfillment and embroidery costs to support the future growth in direct sales and catalog revenues.

                           Cost of rental operations increased 11.5% to $316.1 million in fiscal 2000 from $283.4 million in fiscal 1999.  As a percent of rental revenues, these costs increased to 56.8% in fiscal 2000 compared to 56.3% in fiscal 1999.  The increase as a percent of revenue was primarily attributed to the closing of the Portland cleanroom facility, increased cost of employee benefits, specifically the cost of health care and workers’ compensation, and increases in delivery fuel costs.  These increases were partially offset by the Company’s success in increasing productivity and reducing labor costs.

                           Selling and administrative expenses increased 14.6% to $127.5 million in fiscal 2000 from $111.2 million in fiscal 1999.  As a percentage of total revenues, selling and administrative expenses increased to 22.1% in fiscal 2000 from 21.4% in fiscal 1999.  The increase as a percent of revenue was due to several factors, including expenses related to the direct sale operation, including a larger sales force, an expanded catalog and additional administrative personnel, as well as a larger rental sales force and expenses related to new product launches.

                           Depreciation expense increased 7.6% to $29.5 million in fiscal 2000 from $27.4 million in fiscal 1999.  As a percentage of revenues, depreciation expense decreased to 5.1% in fiscal 2000 compared to 5.3% in fiscal 1999.  Capital expenditures for fiscal 2000, excluding acquisition of businesses, was $43.7 million compared to $38.0 million in fiscal 1999. The increase in capital expenditures was largely due to the acquisition of software in connection with the Company’s strategic information systems initiatives.

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

                           Interest expense was $16.7 million for fiscal 2000, down from $17.2 million in fiscal 1999.  The decrease was driven by lower average debt levels partially offset by an increase in interest rates.  Other income increased to $2.1 million in fiscal 2000, up from $1.0 million in fiscal 1999.  This increase was largely due to a one-time gain related to the adoption of the new Statement of Financial Accounting Standards (SFAS) No. 133.  Under this accounting standard, the Company changed its characterization of investments held in connection with deferred compensation plans to trading securities and recognized previously unrealized gains.  The Company’s effective tax rate increased to 40.0% in fiscal 2000 from 39.5% in fiscal 1999.

                           Net income rose 2.1% to $37.8 million in fiscal 2000 from $37.0 million in fiscal 1999.  Basic and diluted earnings per share for fiscal 2000 was $1.85 per share compared to basic and diluted earnings per share of $1.81 per share in fiscal 1999. Net income margins decreased to 6.5% for fiscal 2000 compared to 7.1% in fiscal 1999.

LIQUIDITY AND FINANCIAL RESOURCES

                           Cash flow from operating activities was $84.9 million in fiscal 2001, $83.3 million in fiscal 2000 and $59.4 million in fiscal 1999.  The increase in cash flow in fiscal 2001 was the result of improvements in merchandise control and merchandise costs, improvement in accounts receivable agings related to direct sales and acquired businesses and increases in accounts payable and other accrued expenses in connection with acquired operations.  The increased cash flow in fiscal 2000 was largely due to increases in earnings before depreciation and amortization and increases in accounts payable and other current liabilities associated with acquired operations.  Working capital at June 30, 2001 was $49.6 million, down 0.1% from $49.7 million at July 1, 2000.

                           Cash used in investing activities was $55.5 million in fiscal 2001, $84.6 million in fiscal 2000 and $36.8 million in fiscal 1999.  The decrease in fiscal 2001 was related to the activity of acquiring business assets in these periods and a reduction in the level of capital expenditures.  The lower level of capital spending reflects ongoing efforts to ensure appropriate financial return on capital resources.  The increase in fiscal 2000 was due primarily to two key acquisitions.  In fiscal 2002, capital expenditures are anticipated to be approximately $38.0 million to $42.0 million.

                           Financing activities used cash of $20.5 million in fiscal 2001, provided $1.5 million of cash in fiscal 2000 and used $28.3 million in fiscal 1999.  The fiscal 2001 and fiscal 1999 cash used for financing activities was primarily related to repayment of long-term debt.  Total long-term debt, including current maturities, decreased to $208.2 million at June 30, 2001 from $225.7 million at July 1, 2000.  The Company paid dividends of $1.4 million in each of the fiscal years 2001, 2000 and 1999.  The Company’s ratio of debt to total capitalization decreased to 40.9% at the end of fiscal 2001 from 45.4% at the end of fiscal 2000.  The Company has a $125.0 million line of credit and a $20.0 million discretionary credit facility.  There was $11.0 million outstanding under the discretionary credit facility and no amounts outstanding under the line of credit at the end of fiscal 2001.

                           The Company’s debt arrangements contain various restrictive covenants that, among other matters, require the Company to maintain a minimum interest coverage ratio, minimum stockholders’ equity and maximum leverage ratio, all as defined.  The credit facility also limits additional indebtedness, investments, capital expenditures and cash dividends.  As of June 30, 2001, the Company was in compliance with all debt covenants.

                           Stockholders’ equity grew 11.0% to $301.3 million at June 30, 2001, compared with $271.5 million at the end of fiscal 2000.  G&K’s return on average equity decreased to 11.8% in fiscal 2001, compared with 14.9% and 17.1% for fiscal 2000 and fiscal 1999, respectively.

                           Management believes that cash flows generated from operations and borrowing capability under its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

                           Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” was adopted by the Company in the fourth quarter of fiscal 2001.  This EITF requires the reporting of amounts billed to a customer in a sale transaction related to shipping and handling, if any, be classified as revenue.  The effects of adoption in fiscal 2001, 2000 and 1999 were not material.

                           In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The Company has adopted the provisions of SFAS No. 142 effective July 1, 2001.  Management is currently assessing the impact of adopting these standards.

FORWARD-LOOKING STATEMENTS

                           This document contains “forward-looking statements” within the meaning of the federal securities laws, including statements concerning business strategies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                           The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to manage interest rate risk.  The Company’s earnings are affected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $150 million.  This exposure is limited by the use of interest rate swap agreements as a hedge against variability in short-term rates.  The interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. If short-term rates increase by one-half percent (or 50 basis points), the Company’s interest expense would increase, and income before taxes would decrease, by approximately $0.6 million.  Conversely, if short-term rates decrease by one-half percent (or 50 basis points), the Company’s interest expense would decrease, and income before taxes would increase, by approximately $0.6 million.  This estimated exposure considers the mitigating effects of interest rate swap agreements on the change in the cost of variable rate debt.  This analysis does not consider the effects of a change in economic activity or a change in the Company’s capital structure.

                           The information below summarizes the Company’s market risks associated with debt and interest rate swap obligations as of June 30, 2001.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.  The fair values were estimated by discounting the projected cash flows using the then-current rate applicable to similar transactions.

	Expected Maturity Date by Fiscal Year

(In thousands)	2002	2003	2004	2005	2006	There- after	Total	Fair Value

Long-Term Debt, variable rate	$59,220	$47,189	$50,378	$1,286	$66	$32	$158,171	$158,171
Average interest rate	4.30%	5.23%	6.15%	6.59%	6.83%	6.99%	5.19%	-

Long-Term Debt, fixed rate	-	-	-	$7,143	$7,143	$35,714	$50,000	$53,394
Average interest rate	-	-	-	8.40%	8.40%	8.40%	8.40%	-

Interest Rate Swaps, variable to fixed	-	$10,000	$30,000	-	-	-	$40,000	$41,388
Average pay rate	-	7.04%	6.31%	-	-	-	6.49%	-
Average receive rate	-	4.73%	5.65%	-	-	-	5.42%	-

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Reference is hereby made to the Consolidated Financial Statements and Notes thereto.

                           Following is a summary of the results of operations for each of the quarters within fiscal years ended June 30, 2001 and July 1, 2000.  All amounts are in thousands, except per share data.

QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries
(Unaudited)	First	Second	Third	Fourth

2001
Revenues	$146,145	$150,836	$151,486	$155,112
Gross Profit	61,463	60,448	62,299	63,565
Income from Operations	20,206	17,324	17,371	17,621
Net Income	9,817	7,995	7,987	7,984
Basic Earnings per Share	0.48	0.39	0.39	0.39
Diluted Earnings per Share	0.48	0.39	0.39	0.39
Dividends per Share	0.0175	0.0175	0.0175	0.0175

2000
Revenues	$134,960	$142,355	$143,433	$156,644
Gross Profit	58,066	59,678	60,670	65,412
Income from Operations	19,206	18,817	19,375	20,246
Net Income	9,583	8,631	9,161	10,437
Basic Earnings per Share	0.47	0.42	0.45	0.51
Diluted Earnings per Share	0.47	0.42	0.45	0.51
Dividends per Share	0.0175	0.0175	0.0175	0.0175

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title	Since

Richard M. Fink	71	Chairman and Director	1968
Thomas Moberly	53	Chief Executive Officer, President and Director	1993
Robert G. Wood	53	Executive Vice President	2000
Jeffrey L. Wright	39	Chief Financial Officer, Treasurer and Secretary	1999
Michael F. Woodard	44	Controller	1996
D.R. Verdoorn	62	Director	2000
Paul Baszucki	61	Director	1994
Wayne M. Fortun	52	Director	1994
Donald W. Goldfus	67	Director	1989
William Hope	68	Director	1983
Bernard Sweet	77	Director	1975

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

D.R. Verdoorn has been a director of the Company since 2000. Chief Executive Officer of C.H. Robinson Worldwide, Inc. and its predecessor since 1977, and also served as President of such corporation from 1977 until 1999. Mr. Verdoorn has served on the Board of Directors of such corporation since 1975, and has served as Chairman since 1977.  Mr. Verdoorn has served on the Boards of Directors for United Fresh Fruit and Vegetable Association and the Produce Marketing Association.

Paul Baszucki has been a director of the Company since 1994.  Chairman of the Board of Directors of Norstan, Inc. since May 1997.  Mr. Baszucki also served as Chief Executive Officer of that company from 1986 until May 1997 and from December 1999 to October 2000.  Mr. Baszucki is also a director and a member of the Compensation Committee of Washington Scientific Industries, Inc.

Wayne M. Fortun has been a director of the Company since 1994.  President, Chief Executive Officer, Chief Operating Officer and a director of Hutchinson Technology, Inc.  Mr. Fortun is also a director of C.H. Robinson Company.

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

ITEM 11.          EXECUTIVE COMPENSATION

                           Reference is made to information with respect to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           Reference is made to information with respect to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           Reference is made to information with respect to the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         The following documents are filed as a part of this report:

(1)	Financial Statements

The following consolidated financial statements of G&K are part of this report and are submitted in a separate section of this report.
Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

(2)	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibit 99 to this Form 10-K, as filed with the SEC.

(3)	Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are filed as a part of this report:

2(a) Asset Purchase Agreement, dated as of May 30, 1997, by and among National Service Industries, Inc., a Delaware corporation; National Service Industries, Inc., a Georgia corporation; NSI Enterprises, Inc., a California corporation and G&K Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filing dated July 14, 1997).

2(b) Side Letter dated as of July 14, 1997, by and among National Service Industries, Inc., a Delaware corporation; National Service Industries, Inc., a Georgia corporation; NSI Enterprises, Inc., a California corporation and G&K Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filing dated July 14, 1997).

2(c) Asset Purchase Agreement, dated as of April 25, 1998, by and among G&K Services Linen Co., G&K Services Co., G&K Services, Inc., and TTSI Services Acquisition Sub, Inc. and Tartan Textile Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filing dated May 14, 1998).

3(a) Restated Articles of Incorporation, as amended, as filed with the Secretary of State of Minnesota (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456).  Certificate of Amendment, as filed with the Secretary of State of Minnesota on November 12, 1987.

3(b) Bylaws, as amended, (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 and Amendment No. 1 thereto, Registration No. 33-15456 and incorporated by reference to exhibit 3ii of the Registrant’s Form 10-Q filed May 17, 1994).

10(a) Stockholder Agreement by and among the Registrant, Richard Fink, William Hope, Stephen LaBelle, Daniel Nielsen, Phillip Oberg and Robert Stotts, dated June 14, 1985 (incorporated herein by reference to the Registrant’s Schedule 13E-4 filing dated May 13, 1985).

10(b) 1989 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant's definitive proxy statement for the 1989 Annual Meeting of Shareholders filed August 29, 1989). **

10(c) 1996 Director Stock Option Plan (incorporated herein by reference to the Registrant’s Form 10-K, for the fiscal year ended June 29, 1996). **

10(d) Credit Agreement dated as of July 14, 1997, among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant’s Form 8-K filing dated July 14, 1997).

10(e) 1998 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant’s definitive proxy statement for the 1998 Annual Meeting of Shareholders filed October 5, 1998). **

10(f) First Amendment, dated December 30, 1998, to Credit Agreement dated July 14, 1997, among G&K Services, Inc., Work Wear Corporation of Canada Ltd., as Borrowers, various banks, and Norwest Bank Minnesota, National Association, and NBD Bank and First Chicago NBD Bank, Canada (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999).

10(g) Form of Change of Control Agreement between Registrant and each of Richard Fink, Thomas Moberly, Robert G. Wood and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999). **

10(h) Credit Agreement dated March 28, 2000 among G&K Services, Inc. and Norwest Bank Minnesota, National Association (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(i) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and seven institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(j) Form of Executive Employment Agreement between Registrant and each of Richard Fink, Thomas Moberly, Robert G. Wood and Jeffrey L. Wright, dated January 1, 2001. *,**

21  Subsidiaries of G&K Services, Inc. *

23  Consent of Independent Public Accountants *

24  Power of Attorney dated as of August 30, 2001 *

99  Report of Independent Public Accountants and Schedule II *

Footnotes:
*   Filed herewith
** Compensatory plan or arrangement

(b)        Reports filed on Form 8-K

             None

(c)         See exhibits listed under Item 14(a)(3).

(d)        See the financial statement schedules listed under Item 14(a)(2).

SIGNATURES

             Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 27, 2001	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Thomas Moberly
Thomas Moberly, Chief Executive Officer (Principal Executive Officer)

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 27th day of September 2001, by the following persons in the capacity indicated:

/s/ Richard M. Fink	Chairman of the Board and Director
Richard M. Fink

/s/ Thomas Moberly	Chief Executive Officer, President and Director (Principal Executive Officer)
Thomas Moberly

/s/ Jeffrey L. Wright	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Jeffrey L. Wright

/s/ Michael F. Woodard	Controller (Principal Accounting Officer)
Michael F. Woodard

*	Director
D.R. Verdoorn

*	Director
Donald Goldfus

*	Director
William Hope

*	Director
Bernard Sweet

*	Director
Wayne Fortun

*	Director
Paul Baszucki

* By	/s/ Richard M. Fink

Richard M. Fink Attorney-in-fact

CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended

	June 30,	July 1,	June 26,
(In thousands, except per share data)	2001	2000	1999

Revenues
Rental operations	$583,183	$556,646	$503,062
Direct sales	20,396	20,746	16,904

Total revenues	603,579	577,392	519,966

Operating Expenses
Cost of rental operations	340,053	316,131	283,419
Cost of direct sales	15,751	17,435	11,938
Selling and administrative	136,397	127,451	111,228
Depreciation	28,779	29,481	27,410
Amortization of intangibles	10,077	9,250	8,569

Total operating expenses	531,057	499,748	442,564

Income from Operations	72,522	77,644	77,402
Interest expense	17,239	16,702	17,213
Other income	(1,071)	(2,077)	(1,009)

Income before Income Taxes	56,354	63,019	61,198
Provision for income taxes	22,571	25,207	24,169

Net Income	$33,783	$37,812	$37,029

Basic weighted average number of shares outstanding	20,446	20,456	20,414
Basic Earnings per Common Share	$1.65	$1.85	$1.81

Diluted weighted average number of shares outstanding	20,457	20,487	20,509
Diluted Earnings per Common Share	$1.65	$1.85	$1.81

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

	June 30,	July 1,
(In thousands, except share data)	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$15,317	$6,420
Accounts receivable, less allowance for doubtful accounts of $2,613 and $3,138	66,911	63,970
Inventories	90,085	89,975
Prepaid expenses	16,358	15,937

Total current assets	188,671	176,302

Property, Plant and Equipment
Land	30,658	25,845
Buildings and improvements	110,468	101,636
Machinery and equipment	222,946	206,033
Automobiles and trucks	39,058	39,208
Less accumulated depreciation	(177,165)	(156,288)

Total property, plant and equipment	225,965	216,434

Other Assets
Goodwill, net	148,080	144,229
Restrictive covenants and customer lists, net	39,890	40,911
Other, principally retirement plan assets	17,357	17,076

Total other assets	205,327	202,216

	$619,963	$594,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$18,622	$15,892
Accrued expenses
Salaries and employee benefits	24,441	19,678
Other	23,825	18,300
Deferred income taxes	12,961	14,406
Current maturities of long-term debt	59,220	58,355

Total current liabilities	139,069	126,631

Long-Term Debt	148,951	167,345
Deferred Income Taxes	16,168	15,243
Other Noncurrent Liabilities	14,508	14,211

Commitments and Contingencies (Notes 7 and 8)
Stockholders' Equity
Common stock, $0.50 par
Class A, 50,000,000 shares authorized, 19,164,746 and 19,061,299 shares issued and outstanding	9,582	9,531
Class B, 10,000,000 shares authorized, 1,474,996 and 1,474,996 shares issued and outstanding	738	738
Additional paid-in capital	29,117	26,679
Retained earnings	278,972	246,629
Deferred compensation	(4,402)	(2,464)
Accumulated other comprehensive income	(12,740)	(9,591)

Total stockholders' equity	301,267	271,522

	$619,963	$594,952

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)

	Common Stock
	Class A		Class B

	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Comprehensive Income

Balance June 27, 1998	19,012	$9,506	1,475	$738	$23,644	$174,660	$(1,973)	$(8,455)

Net income	-	-	-	-	-	37,029	-	-	$37,029
Cash dividend $0.07 per share	-	-	-	-	-	(1,436)	-	-	-
Stock issued for employee benefit plans	30	15	-	-	2,442	-	(1,533)	-	-
Amortization of deferred compensation	-	-	-	-	-	-	905	-	-
Unrealized holding gains, net of tax	-	-	-	-	-	-	-	548	548
Less: reclassification adjustment for gains included in net income, net of tax	-	-	-	-	-	-	-	(140)	(140)
Translation adjustment	-	-	-	-	-	-	-	(317)	(317)

Comprehensive income	-	-	-	-	-	-	-	-	$37,120

Balance June 26, 1999	19,042	9,521	1,475	738	26,086	210,253	(2,601)	(8,364)

Net income	-	-	-	-	-	37,812	-	-	$37,812
Cash dividend $0.07 per share	-	-	-	-	-	(1,436)	-	-	-
Stock issued for employee benefit plans	19	10	-	-	593	-	(386)	-	-
Amortization of deferred compensation	-	-	-	-	-	-	523	-	-
Unrealized holding gains, net of tax	-	-	-	-	-	-	-	171	171
Less: reclassification adjustment for gains included in net income, net of tax	-	-	-	-	-	-	-	(865)	(865)
Translation adjustment	-	-	-	-	-	-	-	(533)	(533)

Comprehensive income	-	-	-	-	-	-	-	-	$36,585

Balance July 1, 2000	19,061	9,531	1,475	738	26,679	246,629	(2,464)	(9,591)

Net income	-	-	-	-	-	33,783	-	-	$33,783
Cash dividend $0.07 per share	-	-	-	-	-	(1,440)	-	-	-
Stock issued for employee benefit plans	104	51	-	-	2,438	-	(2,431)	-	-
Amortization of deferred compensation	-	-	-	-	-	-	493	-	-
Unrealized holding losses, net of tax	-	-	-	-	-	-	-	(1,559)	(1,559)
Translation adjustment	-	-	-	-	-	-	-	(1,590)	(1,590)

Comprehensive income	-	-	-	-	-	-	-	-	$30,634

Balance June 30, 2001	19,165	$9,582	1,475	$738	$29,117	$278,972	$(4,402)	$(12,740)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended

	June 30,	July 1,	June 26,
(In thousands)	2001	2000	1999

Operating Activities:
Net income	$33,783	$37,812	$37,029
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	38,856	38,731	35,979
Deferred income taxes	(421)	3,995	3,008
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	(3,017)	(4,450)	(8,043)
Inventories	1,189	(4,174)	(6,577)
Accounts payable and other accrued expenses	12,962	10,485	(5,055)
Other, net	1,578	915	3,040

Net cash provided by operating activities	84,930	83,314	59,381

Investing Activities:
Property, plant and equipment additions, net	(34,115)	(43,699)	(37,974)
Acquisition of business assets	(20,335)	(38,304)	(155)
Net proceeds from sale of assets	-	-	2,074
Purchases of investments, net	(1,049)	(2,611)	(770)

Net cash used for investing activities	(55,499)	(84,614)	(36,825)

Financing Activities:
Proceeds from debt financing	77,200	90,433	22,635
Repayments of debt financing	(96,275)	(87,760)	(50,032)
Cash dividends paid	(1,440)	(1,436)	(1,436)
Sale of common stock	58	217	534

Net cash provided by (used for) financing activities	(20,457)	1,454	(28,299)

Increase (Decrease) in Cash and Cash Equivalents	8,974	154	(5,743)
Effect of Exchange Rates on Cash	(77)	(31)	65

Cash and Cash Equivalents:
Beginning of year	6,420	6,297	11,975

End of year	$15,317	$6,420	$6,297

Supplemental Cash Flow Information:
Cash paid for -
Interest	$14,343	$15,521	$16,052

Income taxes	$17,940	$16,921	$27,403

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1.  Summary of Significant Accounting Policies

Nature of Business
             G&K Services, Inc. (the Company) is a market leader in providing corporate identity apparel and facility services programs to a wide variety of industrial, service and high-technology companies.  The Company’s programs provide rental-lease or purchase options as well as non-apparel items such as floormats, dustmops and cloths, wiping towels, selected linen items and several restroom products.  The Company also manufactures certain uniform garments that it uses to support its garment rental programs.

Principles of Consolidation
             The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
             The Company operates on a fiscal year ending on the Saturday closest to June 30.  Fiscal years for the consolidated financial statements included herein ended on June 30, 2001 (52 weeks), July 1, 2000 (53 weeks) and June 26, 1999 (52 weeks).

Cash and Cash Equivalents
             The Company considers all short-term, highly liquid investments with a maturity of three months or less, at the date of acquisition, to be cash equivalents.

Inventories
             New goods inventories are stated at the lower of first–in, first–out (FIFO) cost or market.  Rental merchandise in service is stated at cost less amortization, which is not in excess of market.  The components of inventories as of June 30, 2001 and July 1, 2000 are as follows:

	2001	2000

New goods	$23,311	$21,206
Rental merchandise in service	66,774	68,769

	$90,085	$89,975

Property, Plant and Equipment

                The Company provides for depreciation for financial reporting purposes over the estimated useful lives of property, plant and equipment as follows:

Life (Years)

Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10

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

Intangible Assets Arising from Acquisitions

                The cost of acquisitions in excess of the fair value of the underlying net assets acquired (goodwill) is amortized over periods ranging from eight to 40 years.  Accumulated amortization of goodwill was $24,341 as of June 30, 2001 and $19,655 as of July 1, 2000.  Restrictive covenants and acquired customer lists, stated at cost less accumulated amortization of $23,040 and $17,926 as of June 30, 2001 and July 1, 2000, are being amortized over the terms of the respective agreements and the estimated average life of an account, respectively.

                Impairment losses are recorded on goodwill and other long-lived assets used in operations when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  Impairment losses are measured by comparing the fair value of the assets as determined by discounting the future cash flows at a market rate of interest to their carrying amounts.  There were no impairments recognized during fiscal 2001, 2000 or 1999.

Retirement Plan Assets

                Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.

Foreign Currency

                Assets and liabilities of the Company's foreign operations are translated at year–end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year.  Translation adjustments are recorded in stockholders' equity (as a component of comprehensive income).

Income Taxes

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

	For the Fiscal Years Ended

	June 30, 2001	July 1, 2000	June 26, 1999

Weighted average number of common shares outstanding used in computation of basic earnings per share	20,446,000	20,456,000	20,414,000

Weighted average effect of nonvested restricted stock grants and exercise of options	11,000	31,000	95,000

Shares used in computation of diluted earnings per share	20,457,000	20,487,000	20,509,000

                Potential common shares of 846,000, 118,000 and 32,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for 2001, 2000 and 1999, respectively, as inclusion of these shares would have been anitdilutive.

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

Comprehensive Income

                The Company has chosen to disclose comprehensive income, which consists of net income, foreign currency translation adjustment, unrealized gain on investments and unrealized gains/losses on interest rate swap agreements, in the consolidated statements of stockholders’ equity and comprehensive income.

Financial Instruments

                Effective March 26, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The statement requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of other comprehensive income).  The initial adoption resulted in the recording of $138 increase in other comprehensive income in fiscal 2000.

                Concurrent with the adoption of SFAS No. 133, the Company changed its designation of the investments associated with its deferred compensation plan to trading securities and recognized $1,725 of previously unrealized gains in fiscal 2000.

Recent Accounting Pronouncements

                Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” was adopted by the Company in the fourth quarter of fiscal 2001.  This EITF requires the reporting of amounts billed to a customer in a sale transaction related to shipping and handling, if any, be classified as revenue.  The effects of adoption in fiscal 2001, 2000 and 1999 were not material.

                In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The Company has adopted the provisions of SFAS No. 142 effective July 1, 2001.  Management is currently assessing the impact of adopting these standards.

2.  Acquisitions

                During fiscal year 2001, the Company made several small acquisitions.  All acquisitions were accounted for using the purchase method.  The total purchase price and related acquisition costs of these transactions was approximately $20,335 in cash.  The purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $12,720.

                During fiscal year 2000, the Company made several small acquisitions.  All acquisitions were accounted for using the purchase method.  The total purchase price and related acquisition costs of these transactions was approximately $38,304 in cash.  The purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $26,055.

                The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material to the Company.

                On July 14, 1997, the Company purchased the uniform rental assets and selected linen rental assets of National Linen Service (NLS) for approximately $283,400 in cash.  The acquisition was accounted for using the purchase method and the purchase price was allocated to the acquired assets and assumed liabilities based on the fair values of the assets purchased and the liabilities assumed.  The purchase price and related acquisition costs exceeded the fair values assigned to tangible assets by approximately $160,600, which was assigned to restrictive covenants ($1,100) to be amortized over the contract life of five years, purchased customer list ($41,600) to be amortized over 11 years and goodwill ($117,900) to be amortized over 35 years.

                In connection with the asset purchase from NLS, nine linen rental facilities purchased were identified as assets held for sale.  Earnings or losses from these nine facilities have been excluded from the consolidated statement of operations.  During fiscal 1998, the Company sold selected linen assets and uniform rental assets of eight facilities for approximately $76,700 in cash.  During fiscal 1999, the Company sold the remaining linen facility classified as held for sale for approximately $2,100 in cash.

3.  Long-Term Debt

                Debt as of June 30, 2001 and July 1, 2000 includes the following:

	2001	2000

Borrowings under unsecured term loan and unsecured revolving credit facility at rates ranging from 4.25% to 4.88% at June 30, 2001 and 7.19% to 9.5% at July 1, 2000	$139,341	$202,118

Borrowings under unsecured fixed rate term loan at 8.40%	50,000	-

Borrowings under unsecured discretionary credit facility at rates of 4.51% at June 30, 2001 and 7.41% at July 1, 2000	11,000	16,400

Other debt arrangements including capital leases	7,830	7,182

	208,171	225,700
Less current maturities	(59,220)	(58,355)

Total long-term debt	$148,951	$167,345

                The Company maintains a $425,000 term loan and revolving credit facility.  The credit facility includes (i) a $300,000 term loan facility with maturities of the remaining balance of $45,192 in fiscal 2002, $45,192 in fiscal 2003, $48,957 in fiscal 2004 and (ii) a $125,000 revolving credit facility expiring on June 30, 2002.  As of June 30, 2001, borrowings outstanding under the term loan were $139,341 and there were no borrowings under the revolving credit facility.  The unused portion of the revolver may be used for working capital and to provide up to $10,000 in letters of credit.

                Borrowings under the term loan and revolving credit facility bear interest at 0.5% to 1.125% over the rate offered to major banks in the London Interbank Eurodollar market (Eurodollar Rate), or Canadian Prime for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis.  Advances outstanding as of June 30, 2001 bear interest at the Eurodollar Rate or Canadian Prime Rate plus 0.50%.  The Company also pays a fee of 0.15% to 0.35% on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.  The fee as of June 30, 2001 was 0.15%.

                In fiscal 2001, the Company completed a $50,000, 8.4% private placement debt transaction with certain institutional investors.  The 10-year notes have a seven-year average life with a final maturity on July 20, 2010.  Beginning on July 20, 2004, and annually thereafter to maturity, the Company will repay $7,143 of the principal amount at par.  The Company used the net proceeds from the sale of the notes to reduce amounts outstanding under its term loan and revolving credit facility and for general corporate purposes.

                The Company also maintains a $20,000 discretionary credit facility.  Borrowings under the discretionary credit facility bear interest at 0.65% to 1.275% over the Eurodollar Rate.  Advances outstanding as of June 30, 2001 bear interest at the Eurodollar Rate plus 0.65%.

                The credit facilities and the fixed rate term loan contain various restrictive covenants that among other matters require the Company to maintain a minimum interest coverage ratio, minimum stockholders’ equity and maximum leverage ratio, all as defined.  The credit agreement also limits additional indebtedness, investments, capital expenditures and cash dividends.  As of June 30, 2001, the Company was in compliance with all debt covenants.

                The fair value of the Company's long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  The fair value of the long-term debt under the term loan and revolving credit facility and under the discretionary credit facility approximates the carrying value as of June 30, 2001 and July 1, 2000.  The fair value of the fixed rate term loan is $53,394 as of June 30, 2001.

                Payments due on long-term debt during each of the five years subsequent to June 30, 2001 are as follows:

2002	$59,220
2003	47,189
2004	50,378
2005	8,429
2006	7,209
2007 and thereafter	35,746

                Future minimum lease payments under capital leases for fiscal years 2002 through 2005 are $2,003, $2,244, $1,522 and $1,282.

4.  Derivative Financial Instruments

                The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments.  Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Under these agreements, the Company has agreed to pay an amount equal to a specified fixed rate times a notional principal amount, and to receive in return an amount equal to a specified variable rate times the same notional principal amount.  The notional amounts of the contract are not exchanged.  No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually will represent the net present value, at current rates of interest, of the remaining obligation to exchange payments under the term of the contract.

                The interest rate swap contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income).  Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense.  The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

                At June 30, 2001, the Company had interest rate swap contracts to pay fixed rates of interest (average rate of 6.49%) and receive variable rates of interest (average three-month libor rate of 3.71%) on $40,000 notional amount indebtedness.  The $40,000 notional amount of outstanding contracts will mature $10,000 during fiscal 2003 and $30,000 during fiscal 2004.  At July 1, 2000, the Company had interest rate swap contracts on $100,000 notional amount of indebtedness. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.  If these swap agreements were to be terminated, the Company would have incurred a loss on the contract of $1,388 at June 30, 2001 and a gain of $171 at July 1, 2000.

5.  Stockholders' Equity

                Each share of Class A common stock is entitled to one vote and is freely transferable.  Each share of Class B is entitled to 10 votes and can be converted to Class A common stock on a share–for–share basis. Until converted to Class A common stock, however, Class B shares are not freely transferable.  No cash dividends can be paid on Class B common stock unless dividends of at least an equal amount per share are paid on Class A shares.  Substantially all Class B shares are held by an officer of the Company.

Stock Award Plans

                The Company maintains Stock Option and Compensation Plans (the Employee Plans) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company.  Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year.  The Company records compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date.  A maximum of 1,500,000 stock awards can be granted under the Employee Plans and 650,221 awards were available for grant as of June 30, 2001.

                The Company also maintains the 1996 Director Stock Option Plan (the Directors’ Plan).  The Directors’ Plan provides for automatic grants of 3,000 nonqualified stock options (initial grants) to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date.  The Company has reserved 50,000 shares of Class A common stock for issuance under the Directors’ Plan.  These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant.  The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.

                The following schedule summarizes activity in the plans:

	Stock Options

	Employee Plans	Directors’ Plan	Restricted Stock	Grant Price

Outstanding at June 27, 1998	68,453	20,000	329,903	$11.33 – 41.88
Granted	234,103	5,000	24,322	44.77 – 53.34
Exercised	(7,013)	-	-	11.33 – 41.88
Canceled	(36,868)	-	(7,881)	46.00

Outstanding at June 26, 1999	258,675	25,000	346,344	$16.00 – 53.34
Granted	452,183	6,000	28,388	25.00 – 45.50
Exercised	-	-	-	-
Canceled	(66,985)	-	(12,822)	41.56 – 49.63

Outstanding at July 1, 2000	643,873	31,000	361,910	$16.00 – 53.34
Granted	330,494	8,000	115,448	21.50 – 28.50
Exercised	(433)	-	-	16.50
Canceled	(87,950)	-	(12,431)	16.50 – 46.00

Outstanding at June 30, 2001	885,984	39,000	464,927	$16.00 – 53.34

Exercisable at June 30, 2001	108,144	31,000	-	$16.00 – 53.34

                The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans.  Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations except for shares issued under the Restricted Stock Plan.  Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per common share would have been adjusted to the following pro forma amounts:

	Fiscal Years

	2001	2000	1999

Net income:
As reported	$33,783	$37,812	$37,029
Pro forma	29,986	35,574	36,035
Basic net income per share:
As reported	$1.65	$1.85	$1.81
Pro forma	1.47	1.74	1.77
Diluted net income per share:
As reported	$1.65	$1.85	$1.81
Pro forma	1.47	1.74	1.76

                Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.  The weighted average fair value of options granted in 2001, 2000 and 1999 was $14.42, $15.96 and $17.38, respectively.  The weighted average exercise price was $28.37, $33.74 and $46.46, respectively.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:  risk-free interest rates of 5.85% for 2001, 6.43% for 2000 and 4.83% for 1999; expected dividends of $0.07 per share; expected lives of seven years for 2001, 2000 and 1999; and expected volatility of 40.00% for 2001 grants, 34.48% for 2000 grants and 23.90% for 1999 grants.

6.  Income Taxes

                The components of the provision for income taxes are as follows:

	Fiscal Years

	2001	2000	1999

Current:
Federal	$12,737	$11,366	$11,625
State and local	1,588	1,310	1,118
Foreign	8,766	8,409	8,418

	23,091	21,085	21,161
Deferred	(520)	4,122	3,008

	$22,571	$25,207	$24,169

                The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

	Fiscal Years

	2001	2000	1999

Federal taxes at the statutory rate	$19,724	$22,057	$21,419
State taxes, net of federal tax benefit	1,044	1,071	944
Foreign taxes	922	1,332	1,155
Permanent differences and other, net	881	747	651

Total provision	$22,571	$25,207	$24,169

Effective rate	40.1%	40.0%	39.5%

                Significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 2001 and July 1, 2000 are as follows:

	2001	2000

Deferred tax liabilities:
Inventory	$(19,741)	$(20,064)
Depreciation	(14,442)	(12,849)
Other	(3,306)	(4,653)

Total deferred tax liabilities	(37,489)	(37,566)
Deferred tax assets:
Accruals, reserves and other	8,360	7,917

Net deferred tax liability	$(29,129)	$(29,649)

7.  Employee Benefit Plans

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

Union Pension Plans

                Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (Union Plans).  The Company contributed and charged to expense $916 in 2001, $909 in 2000 and $939 in 1999 for such plans.  These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.  The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans.  Information from the Union Plans' administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(k) Plan

                All full-time nonunion employees are eligible to participate in a 401(k) plan.  The Company matches a portion of the employee's salary reduction contributions and provides investment choices for the employee.  The matching contributions under the 401(k) plan, which vest over a five-year employment period, were $713 in 2001, $608 in 2000 and $534 in 1999.

Executive Retirement Plans

                The Company has a nonqualified Supplemental Executive Retirement Plan (SERP) and a nonqualified Executive Deferred Compensation Plan (DEFCO) to provide designated executives and professional employees with retirement, death and disability benefits.

                Annual benefits under the SERP are based on years of service and individual compensation near retirement.  The Company has purchased life insurance contracts that may be used to fund the retirement benefits.  The net cash surrender value of the contracts as of June 30, 2001 and July 1, 2000 was $5,890 and $4,849, respectively, and is included in other assets in the accompanying consolidated balance sheets.

                Under the DEFCO plan, the Company matches a portion of the designated employees' contributions and provides a guaranteed investment return that is adjusted annually.  The Company's matching contributions under the DEFCO plan were $350 in 2001, $327 in 2000 and $265 in 1999.  The accumulated benefit obligation of $7,339 as of June 30, 2001 and $7,622 as of July 1, 2000 is included in other noncurrent liabilities in the accompanying consolidated balance sheets.  The Company has purchased investments, including stable income and stock index managed funds, which may be used to fund the retirement benefits.  The investments had an aggregate market value of $7,063 as of June 30, 2001 and $7,648 as of July 1, 2000, and are included in other assets in the accompanying consolidated balance sheets at these values.

                The changes in benefit obligation and plan assets consisted of the following for the years ended June 30, 2001 and July 1, 2000:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2001	2000	2001	2000

Change in benefit obligation:
Projected benefit obligation, beginning of year	$20,691	$18,464	$6,694	$5,092
Service cost	2,027	1,753	336	177
Interest cost	1,584	1,373	511	377
Actuarial (gain) loss	1,314	(362)	180	1,241
Benefits paid	(680)	(537)	(211)	(193)

Projected benefit obligation, end of year	$24,936	$20,691	$7,510	$6,694

Change in plan assets:
Fair value of plan assets, beginning of year	$23,214	$23,386	$—	$—
Actual return on plan assets	(861)	365	—	—
Employer contributions	—	—	211	193
Benefits paid	(680)	(537)	(211)	(193)

Fair value of plan assets, end of year	$21,673	$23,214	$—	$—

Net cash surrender value of life insurance contracts			$5,890	$4,849

                The funded status of the Company’s plans were as follows as of June 30, 2001 and July 1, 2000:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2001	2000	2001	2000

Funded status	$(3,263)	$2,523	$(7,510)	$(6,694)
Unrecognized transition amount	—	—	—	—
Unrecognized actuarial (gain) loss	(1,238)	(5,576)	1,884	2,054
Unrecognized prior service cost	422	475	498	562
Intangible asset	—	—	409	562

Accrued pension liability	$(4,079)	$(2,578)	$(4,719)	$(3,516)

                The following average assumptions were used to account for the plans for the years ended June 30, 2001 and July 1, 2000:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2001	2000	2001	2000

Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	8.00%	7.50%	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

                The components of net periodic pension cost are as follows for the years ended June 30, 2001, July 1, 2000 and June 26, 1999:

				Supplemental Executive
	Pension Plan			Retirement Plan
	2001	2000	1999	2001	2000	1999

Service cost	$2,027	$1,753	$1,312	$336	$177	$258
Interest cost	1,584	1,373	1,137	511	377	377
Expected return on assets	(1,837)	(1,742)	(1,454)	—	—	—
Net transition asset	—	(133)	(133)	—	—	—
Prior service cost	53	53	53	65	65	65
(Gain) loss	(326)	(473)	(321)	138	34	60

Net periodic pension cost	$1,501	$831	$594	$1,050	$653	$760

8.  Commitments and Contingencies

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

Leases

                The Company has noncancelable operating lease commitments for certain production and other equipment, vehicles and delivery facilities that expire on various dates through 2008. Minimum annual rental commitments at June 30, 2001 for the fiscal years 2002 through 2006 and thereafter are $7,984, $6,134, $3,576, $2,731, $1,939 and $1,487.  In accordance with the terms of certain lease agreements, the Company is required to pay real estate taxes and maintenance costs.  Total lease expense was $13,172 in 2001, $10,786 in 2000 and $7,896 in 1999.

9.  Segment Information

                The Company has two operating segments under the guidelines of SFAS No. 131: United States and Canada.  Each operating segment derives revenues from the corporate identity apparel and facility services industry, which includes garment rental and non-apparel items such as floormats, dust mops and cloths, wiping towels and selected linen items.  No one customer’s transactions account for 1% or more of the Company’s revenues.

                The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).  Financial information by geographic location is as follows:

	United
	States	Canada	Elimination	Total

2001:
Revenues	$526,589	$76,990	$-	$603,579
Income from operations	51,571	20,951	-	72,522
Interest income	1,217	277	(1,590)	(96)
Interest expense	16,853	1,976	(1,590)	17,239
Total assets	612,945	79,990	(72,972)	619,963
Capital expenditures	30,795	3,320	-	34,115
Depreciation and amortization expense	34,284	4,572	-	38,856
Income tax expense	14,699	7,872	-	22,571
2000:
Revenues	$504,234	$73,158	$-	$577,392
Income from operations	56,570	21,074	-	77,644
Interest income	3,601	64	(1,423)	2,242
Interest expense	16,130	1,995	(1,423)	16,702
Total assets	586,875	72,385	(64,308)	594,952
Capital expenditures	41,886	1,813	-	43,699
Depreciation and amortization expense	34,352	4,379	-	38,731
Income tax expense	17,786	7,421	-	25,207
1999:
Revenues	$457,462	$62,504	$-	$519,966
Income from operations	60,029	17,373	-	77,402
Interest income	2,283	45	(1,430)	898
Interest expense	16,164	2,479	(1,430)	17,213
Total assets	525,973	69,656	(54,197)	541,432
Capital expenditures	35,091	2,883	-	37,974
Depreciation and amortization expense	31,903	4,076	-	35,979
Income tax expense	17,617	6,552	-	24,169

Report of independent public accountants

To G&K Services, Inc.:

                We have audited the accompanying consolidated balance sheets of G&K Services, Inc. (a Minnesota corporation) and Subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. and Subsidiaries as of June 30, 2001 and July 1, 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                As explained in Note 1 to the financial statements, effective March 26, 2000, the Company adopted the new requirements of Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Arthur Andersen LLP

Minneapolis, Minnesota
  August 10, 2001