Form 10-Q
period 2001-09-29
G&K SERVICES INC
filed 2001-11-13
CIK 39648

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 29, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $0.50 per share	Outstanding November 8, 2001 19,166,412
CLASS B Common Stock, par value $0.50 per share	Outstanding November 8, 2001 1,474,996

G&K Services, Inc.
Form 10-Q
Table of Contents

		PAGE
PART I
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of September 29, 2001 and June 30, 2001	3
	Consolidated Statements of Operations for the three months ended September 29, 2001 and September 30, 2000	4
	Consolidated Condensed Statements of Cash Flows for the three months ended September 29, 2001 and September 30, 2000	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12
PART II
Other Information		13
Signatures		14

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

(In thousands, except share data)	September 29, 2001	June 30, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,632	$15,317
Accounts receivable, less allowance for doubtful accounts of $3,130 and $2,613	67,603	66,911
Inventories	87,978	90,085
Prepaid expenses	12,623	16,358

Total current assets	186,836	188,671

Property, Plant and Equipment, net	225,513	225,965
Goodwill, net	160,378	148,080
Other Assets	59,189	57,247

	$631,916	$619,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$17,471	$18,622
Accrued expenses	48,700	48,266
Deferred income taxes	12,840	12,961
Current maturities of long-term debt	79,417	59,220

Total current liabilities	158,428	139,069

Long-Term Debt	137,165	148,951
Deferred Income Taxes	15,141	16,168
Other Noncurrent Liabilities	14,409	14,508
Stockholders' Equity	306,773	301,267

	$631,916	$619,963

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
(In thousands, except per share data)	September 29, 2001	September 30, 2000
Revenues
Rental operations	$151,763	$141,969
Direct sales	5,335	4,176

Total revenues	157,098	146,145

Operating Expenses
Cost of rental operations	88,870	81,234
Cost of direct sales	3,853	3,448
Selling and administrative	36,544	31,251
Depreciation and amortization	8,769	9,425

Total operating expenses	138,036	125,358

Income from Operations	19,062	20,787
Interest expense	3,830	4,399

Income before Income Taxes	15,232	16,388
Provision for income taxes	6,017	6,571

Net Income	$9,215	$9,817

Basic weighted average number of shares outstanding	20,481	20,477
Basic Earnings per Common Share	$0.45	$0.48

Diluted weighted average number of shares outstanding	20,504	20,503
Diluted Earnings per Common Share	$0.45	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended
(In thousands)	September 29, 2001	September 30, 2000
Operating Activities:
Net income	$9,215	$9,817
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	8,769	9,425
Deferred income taxes	(1,148)	(159)
Changes in current operating items, exclusive of acquisitions	5,784	3,564
Other, net	1,028	256

Net cash provided by operating activities	23,648	22,903

Investing Activities:
Property, plant and equipment additions, net	(5,564)	(8,219)
Acquisition of business assets and other	(21,015)	(993)

Net cash used for investing activities	(26,579)	(9,212)

Financing Activities:
Proceeds from debt financing	28,700	42,300
Repayments of debt financing	(21,755)	(55,219)
Cash dividends paid	(362)	(359)
Sale of common stock	42	—

Net cash provided by (used for) financing activities	6,625	(13,278)

Increase in Cash and Cash Equivalents	3,694	413
Effect of Exchange Rates on Cash	(379)	(79)
Cash and Cash Equivalents:
Beginning of period	15,317	6,420

End of period	$18,632	$6,754

Supplemental Cash Flow Information:
Cash paid for—
Interest	$3,298	$3,800

Income taxes	$6,536	$2,937

The accompanying notes are an integral part of these consolidated financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)
Three-month periods ended September 29, 2001 and September 30, 2000
(Unaudited)

    The consolidated financial statements included herein, except for the June 30, 2001 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended June 30, 2001, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 29, 2001, and the results of its operations and its cash flows for the three months ended September 29, 2001 and September 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report.

    The results of operations for the three-month periods ended September 29, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

1.  Summary of Significant Accounting Policies

    Accounting policies followed by the Company are set forth in Note 1 to the Company's Annual Consolidated Financial Statements.

  Nature of Business

    G&K Services, Inc. (the Company) is a market leader in providing corporate identity apparel and facility services programs to a wide variety of industrial, service and high-technology companies. The Company's programs provide rental-lease or purchase options as well as non-apparel items such as floormats, dustmops and cloths, wiping towels, selected linen items and several restroom products. The Company also manufactures certain uniform garments that it uses to support its garment rental programs.

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

  Derivative Financial Instruments

    The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders' equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

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

	Three Months Ended
	September 29, 2001	September 30, 2000
Weighted average number of common shares outstanding	20,481,000	20,477,000

Shares used in computation of basic earnings per share	20,481,000	20,477,000
Weighted average effect of non-vested restricted stock grants and exercise of options	23,000	26,000

Shares used in computation of diluted earnings per share	20,504,000	20,503,000

2.  Comprehensive Income

    For the three-month periods ended September 29, 2001 and September 30, 2000, the components of comprehensive income were as follows:

	Three Months Ended
	September 29, 2001	September 30, 2000
Net income	$9,215	$9,817
Other comprehensive income
Foreign currency translation adjustments, net of tax	(2,841)	(1,238)
Net unrealized holding loss, net of tax	(774)	(433)

Comprehensive income	$5,600	$8,146

3.  Goodwill and Intangible Assets

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted the provisions of SFAS No. 142 effective July 1, 2001.

    Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of tax:

	Three Months Ended
	September 29, 2001	September 30, 2000
Reported net income	$9,215	$9,817
Add: Goodwill amortization, net of tax	—	706

Adjusted net income	$9,215	$10,523

Reported basic earnings per share	$0.45	$0.48
Add: Goodwill amortization, net of tax	—	0.03

Adjusted basic earnings per share	$0.45	$0.51

Reported diluted earnings per share	$0.45	$0.48
Add: Goodwill amortization, net of tax	—	0.03

Adjusted diluted earnings per share	$0.45	$0.51

    The changes in the carrying amount of goodwill for the period ended September 29, 2001, by operating segment, are as follows:

	United States	Canada	Total
Balance as of June 30, 2001	$122,080	$26,000	$148,080
Goodwill acquired during the period	13,144	—	13,144
Other	—	(846)	(846)

Balance as of September 29, 2001	$135,224	$25,154	$160,378

    Information regarding the Company's other intangible assets are as follows:

	As of September 29, 2001
	Carrying Amount	Accumulated Amortization	Net
Restrictive Covenants	$7,762	$3,625	$4,137
Customer Lists	58,226	20,647	37,579

Total	$65,988	$24,272	$41,716

	As of June 30, 2001
	Carrying Amount	Accumulated Amortization	Net
Restrictive Covenants	$7,693	$3,479	$4,214
Customer Lists	55,226	19,550	35,676

Total	$62,919	$23,029	$39,890

    Amortization expense for the three months ended September 29, 2001 was $1,393. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of September 29, 2001 is as follows:

2002	$5,848
2003	5,651
2004	5,651
2005	5,581
2006	5,421

4.  Segment Information

    The Company has two operating segments under the guidelines of SFAS No. 131: United States and Canada. Each operating segment derives revenues from the corporate identity apparel and facility services industry, which includes garment rental and non-apparel items such as floormats, dust mops and cloths, wiping towels and selected linen items. No one customer's transactions account for 1% or more of the Company's revenues.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Financial information by geographic location for the three-month periods ended September 29, 2001 and September 30, 2000 is as follows:

	United States	Canada	Total
Fiscal Year 2002:
Revenues	$138,014	$19,084	$157,098
Income from operations	14,185	4,877	19,062
Capital expenditures	5,408	156	5,564
Depreciation and amortization expense	7,880	889	8,769
Fiscal Year 2001:
Revenues	$127,264	$18,881	$146,145
Income from operations	16,284	4,503	20,787
Capital expenditures	7,676	543	8,219
Depreciation and amortization expense	8,263	1,162	9,425

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

    The percentage relationships to net sales of certain income and expense items for the three-month periods ended September 29, 2001 and September 30, 2000, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Percentage Change
	September 29, 2001	September 30, 2000	FY Q1 2002 vs. FY Q1 2001
Revenues:
Rental	96.6%	97.1%	6.9%
Direct	3.4	2.9	27.8

Total revenues	100.0	100.0	7.5
Expenses:
Cost of rental sales	58.6	57.2	9.4
Cost of direct sales	72.2	82.6	11.7

Total cost of sales	59.0	57.9	9.5
Selling and administrative	23.3	21.4	16.9
Depreciation and amortization	5.6	6.5	(7.0)

Income from operations	12.1	14.2	(8.3)
Interest expense	2.4	3.0	(12.9)

Income before income taxes	9.7	11.2	(7.1)
Provision for income taxes	3.8	4.5	(8.4)

Net income	5.9%	6.7%	(6.1)%

    Total revenues for the first quarter of fiscal 2002 increased 7.5% to $157.1 million from $146.1 million in the first quarter of fiscal 2001. Rental revenue growth for the first quarter accounted for $9.8 million, or a 6.9% increase. The rental growth was influenced by several factors including the Company's focus on new product promotions and programs to address rising operating costs, continued success in signing national accounts and acquisitions.

    Total direct sales increased 27.8% to $5.3 million for the first quarter of fiscal 2002 compared to $4.2 million in the same period of fiscal 2001. Direct sale revenue is up due to large shipments to a number of large customers during the current quarter. Cost of direct sales, as a percentage of direct sales, decreased to 72.2% from 82.6% in the same period of fiscal 2001 due to strong revenue growth and productivity improvements in the fulfillment operation.

    Cost of rental operations increased 9.4% to $88.9 million for the first quarter of fiscal 2002 from $81.2 million in the same period of fiscal 2001. As a percentage of rental revenues, these costs increased to 58.6% for the first quarter of fiscal 2002 from 57.2% in the same period of fiscal 2001. The increase reflects the margin impact of lost revenue from reduced customer employment levels, partially offset by productivity improvements and lower merchandise costs.

    Selling and administrative expenses increased 16.9% to $36.5 million in the first quarter of fiscal 2002 from $31.3 million in the same period of fiscal 2001. As a percentage of revenues, selling and administrative expenses increased to 23.3% in the first quarter of fiscal 2002 from 21.4% in the same period of fiscal 2001. The increase as a percent of revenue was driven by information systems initiatives and sales and marketing programs focused on enhancing revenue growth. Also contributing to the increase were additional bad debt expenses associated with the slow economy.

    Depreciation and amortization expense decreased 7.0% to $8.8 million in the first quarter of fiscal 2002 from $9.4 million in the same period of fiscal 2001. As a percentage of revenues, depreciation and amortization expense decreased to 5.6% in the first quarter of fiscal 2002 from 6.5% in the same period of fiscal 2001. The reduction was driven largely by the Company's adoption of SFAS No. 142, under which goodwill and intangible assets with indefinite lives will no longer be amortized. Capital expenditures, excluding acquisition of businesses, were $5.6 million in the first quarter of fiscal 2002 compared to $8.2 million in the prior year's quarter.

    Income from operations decreased 8.3% to $19.1 million in the first quarter of fiscal 2002 from $20.8 million in the same period of fiscal 2001. Operating margins decreased to 12.1% in fiscal 2002 from 14.2% in fiscal 2001.

    Interest expense was $3.8 million for the first quarter of fiscal 2002, down from $4.4 million in the same period of fiscal 2001. The decrease in interest expense is due primarily to lower effective interest rates. The Company's effective tax rate decreased to 39.5% in the first quarter of fiscal 2002 from 40.1% in the same period of fiscal 2001 due largely to decreases in Canadian statutory income tax rates.

    Net income fell 6.1% to $9.2 million in the first quarter of fiscal 2002 from $9.8 million in the same period of fiscal 2001. Basic and diluted earnings per share for the first quarter of fiscal 2002 were $0.45 per share, compared to $0.48 per share for the prior year quarter. Net income margins decreased to 5.9% for the first quarter of fiscal 2002 compared with 6.7% in the first quarter of fiscal 2001.

LIQUIDITY AND FINANCIAL RESOURCES

    Cash flow from operating activities was $23.6 million in the first quarter of fiscal 2002 and $22.9 million in the same period of fiscal 2001. Working capital at September 29, 2001 was $28.4 million, down 42.7% from $49.6 million at June 30, 2001. The decrease was largely driven by an increase in current maturities of long-term debt associated with debt amortization and acquisitions in the first quarter of fiscal 2002.

    Cash used in investing activities was $26.6 million in the first quarter of fiscal 2002 and $9.2 million in the first quarter of fiscal 2001. The increase is primarily due to the acquisition of business assets in the first quarter of fiscal 2002.

    Cash provided by financing activities was $6.6 million in the first quarter of fiscal 2002 and cash used for financing activities was $13.3 million in the same period of fiscal 2001. The long-term debt, including current maturities, increased to $216.6 million at September 29, 2001 from $208.2 million at June 30, 2001. The Company paid dividends of $0.4 million during the quarter. The Company's ratio of total debt to total capitalization increased to 41.1% at the end of the first quarter of fiscal 2002 from 40.9% at June 30, 2001.

    Stockholders' equity grew 1.8% to $306.8 million at September 29, 2001, compared with $301.3 million at the end of fiscal 2001. G&K's return on average equity decreased to 11.3% for the first quarter of fiscal 2002 compared with 14.2% for the first quarter of fiscal 2001.

    Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

Forward-Looking Statements

    This document contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning business strategies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Additional information concerning potential factors that could effect future financial results is included in the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company's market risks associated with debt and interest rate swap obligations during the quarter ended September 29, 2001.

    The Company is exposed to foreign currency rate risk and substantially all foreign exchange exposure is the Canadian dollar. The Company's investments in its foreign subsidiary with a functional currency other than the U.S. dollar are not hedged. Any gains or losses in fair value associated with the Canadian dollar are reflected in the consolidated balance sheet as a component of other comprehensive income.

PART II
OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

    On November 8, 2001, the shareholders of the Company approved the adoption of Amended and Restated Articles of Incorporation and Bylaws that affect the rights of the Company's Class A and Class B Common Stock. Substantive amendments contained within the Amended and Restated Articles of Incorporation and Bylaws include provisions that (i) increased the authorized shares of Class A Common Stock from 50 million to 400 million shares ant the authorized shares of Class B Common Stock from 10 million to 30 million shares, (ii) increased the maximum number of directors serving on the Board of Directors from nine to twelve, (iii) authorized the Board of Directors to determine the number of directors, with a minimum of three and a maximum of twelve, to serve on the Board of Directors from time to time, (iv) divided the Board of Directors into classes to allow for staggered terms of office, with one class of directors elected each year and each director so elected serving for a term of three years, (v) required the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of capital stock of the Company entitled to vote to (1) remove a director, with or without cause, or (2) amend, modify or repeal the provisions of the Articles of Incorporation and Bylaws fixing the number of directors or their classifications, qualifications or terms of office, or containing procedures for removing directors or filling vacancies in the Board of Directors, and (vi) made non-substantive changes to the Articles of Incorporation and Bylaws to conform the number, ordering and content of the sections of the Articles of Incorporation and Bylaws to the changes described above.

    The Amended and Restated Articles of Incorporation and Bylaws are attached as Exhibits 3(i) and 3(ii), respectively, to this quarterly report.

ITEM 4. Submission of Matters to a Vote of Security Holders

    None

ITEM 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits
3(i	)	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Minnesota on November 8, 2001
3(ii	)	Amended and Restated Bylaws
4(a	)
Rights Agreement, dated as of September 17, 2001, by and between G&K Services, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the Registrant's Form 8-K filing dated September 19, 2001).
10(a	)	Amendment to the 1996 Director Stock Option Plan
  b.
  Reports on Form 8-K

    A Form 8-K, Item 5. Other Events was filed on September 19, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)
Date: November 13, 2001	/s/ JEFFREY L. WRIGHT Jeffrey L. Wright Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
/s/ MICHAEL F. WOODARD Michael F. Woodard Controller (Principal Accounting Officer)

QuickLinks

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 2. Changes in Securities and Use of Proceeds.
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES