Form 10-Q
period 2001-12-29
G&K SERVICES INC
filed 2002-02-12
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 29, 2001          Commission file number 0-4063

G&K SERVICES, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5995 OPUS PARKWAY, SUITE 500

MINNETONKA, MINNESOTA 55343

(Address of principal executive offices and zip code)

(952) 912-5500

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒                                   NO  ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A	Outstanding February 7, 2002
Common Stock, par value $0.50 per share	19,207,297

CLASS B	Outstanding February 7, 2002
Common Stock, par value $0.50 per share	1,474,996

G&K Services, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

	December 29, 2001	June 30, 2001
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,023	$15,317
Accounts receivable, less allowance for doubtful accounts of $3,447 and $2,613	70,380	66,911
Inventories	87,672	90,085
Prepaid expenses	9,699	16,358
Total current assets	183,774	188,671

Property, Plant and Equipment, net	226,735	225,965
Goodwill, net	168,936	148,080
Other Assets	59,440	57,247
	$638,885	$619,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,037	$18,622
Accrued expenses	49,170	48,266
Deferred income taxes	12,810	12,961
Current maturities of long-term debt	90,797	59,220
Total current liabilities	167,814	139,069

Long-Term Debt, net of current maturities	125,372	148,951
Deferred Income Taxes	15,025	16,168
Other Noncurrent Liabilities	14,830	14,508
Stockholders’ Equity	315,844	301,267
	$638,885	$619,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(In thousands, except per share data)	Dec 29, 2001	Dec 30, 2000	Dec 29, 2001	Dec 30, 2000
Revenues
Rental operations	$149,660	$144,738	$301,423	$286,707
Direct sales	6,001	6,097	11,336	10,273
Total revenues	155,661	150,835	312,759	296,980
Operating Expenses
Cost of rental operations	87,232	85,957	176,102	167,191
Cost of direct sales	4,226	4,430	8,079	7,878
Selling and administrative	36,314	32,964	72,858	64,215
Depreciation and amortization	8,832	9,740	17,601	19,165
Total operating expenses	136,604	133,091	274,640	258,449
Income from Operations	19,057	17,744	38,119	38,531
Interest expense	3,292	4,396	7,122	8,795
Income before Income Taxes	15,765	13,348	30,997	29,736
Provision for income taxes	6,227	5,353	12,244	11,924
Net Income	$9,538	$7,995	$18,753	$17,812
Basic weighted average number of shares outstanding	20,483	20,480	20,482	20,479
Basic Earnings per Common Share	$0.47	$0.39	$0.92	$0.87
Diluted weighted average number of shares outstanding	20,566	20,495	20,535	20,499
Diluted Earnings per Common Share	$0.46	$0.39	$0.91	$0.87

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Six Months Ended
(In thousands)	December 29, 2001	December 30, 2000
Operating Activities:
Net income	$18,753	$17,812
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	17,601	19,165
Deferred income taxes	(1,294)	(462)
Changes in current operating items, exclusive of acquisitions	5,556	(289)
Other, net	1,715	466
Net cash provided by operating activities	42,331	36,692
Investing Activities:
Property, plant and equipment additions, net	(13,657)	(16,553)
Acquisition of business assets and other	(33,719)	(12,978)
Net cash used for investing activities	(47,376)	(29,531)
Financing Activities:
Proceeds from debt financing	48,709	64,100
Repayments of debt financing	(41,913)	(72,819)
Cash dividends paid	(722)	(718)
Sale of common stock	187	1
Net cash provided by (used for) financing activities	6,261	(9,436)
Increase (Decrease) in Cash and Cash Equivalents	1,216	(2,275)
Effect of Exchange Rates on Cash	(510)	(45)

Cash and Cash Equivalents:
Beginning of period	15,317	6,420
End of period	$16,023	$4,100

Supplemental Cash Flow Information:
Cash paid for —
Interest	$6,939	$6,863
Income taxes	$16,285	$8,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Three and six month periods ended December 29, 2001 and December 30, 2000

(Unaudited)

                The consolidated condensed financial statements included herein, except for the June 30, 2001 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended June 30, 2001, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 29, 2001, the results of its operations for the three and six months ended and its cash flows for the six months ended December 29, 2001 and December 30, 2000.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.

                The results of operations for the three and six month periods ended December 29, 2001 and December 30, 2000 are not necessarily indicative of the results to be expected for the full year.

1.                                      Summary of Significant Accounting Policies

                Accounting policies followed by the Company are set forth in Note 1 to the Company’s Annual Consolidated Financial Statements.

Nature of Business

                G&K Services, Inc. is a market leader in providing corporate identity apparel and facility services programs to a wide variety of industrial, service and high-technology companies.  The Company’s programs provide rental-lease or purchase options as well as non-apparel items such as floormats, dustmops and cloths, wiping towels, selected linen items and several restroom products.  The Company also manufactures certain uniform garments that it uses to support its garment rental programs.

Principles of Consolidation

                The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  Intercompany balances and transactions have been eliminated in consolidation.

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

	Three Months Ended		Six Months Ended
	Dec 29, 2001	Dec 30, 2000	Dec 29, 2001	Dec 30, 2000
Weighted average number of common shares outstanding	20,483,000	20,480,000	20,482,000	20,479,000

Shares used in computation of basic earnings per share	20,483,000	20,480,000	20,482,000	20,479,000

Weighted average effect of non-vested restricted stock grants and exercise of options	83,000	15,000	53,000	20,000

Shares used in computation of diluted earnings per share	20,566,000	20,495,000	20,535,000	20,499,000

2.             Comprehensive Income

                For the three and six month periods ended December 29, 2001 and December 30, 2000, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	Dec 29, 2001	Dec 30, 2000	Dec 29, 2001	Dec 30, 2000
Net income	$9,538	$7,995	$18,753	$17,812
Other comprehensive income
Foreign currency translation adjustments, net of tax	(767)	(75)	(3,608)	(1,313)
Net unrealized holding gain (loss), net of tax	293	(656)	(481)	(1,089)
Comprehensive income	$9,064	$7,264	$14,664	$15,410

3.                                      Goodwill and Intangible Assets

                In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142 effective July 1, 2001.

                Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill.  The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of tax:

	Three Months Ended		Six Months Ended
	Dec 29, 2001	Dec 30, 2000	Dec 29, 2001	Dec 30, 2000
Reported net income	$9,538	$7,995	$18,753	$17,812
Add: Goodwill amortization, net of tax	—	731	—	1,437
Adjusted net income	$9,538	$8,726	$18,753	$19,249

Reported basic earnings per share	$0.47	$0.39	$0.92	$0.87
Add: Goodwill amortization, net of tax	—	0.04	—	0.07
Adjusted basic earnings per share	$0.47	$0.43	$0.92	$0.94

Reported diluted earnings per share	$0.46	$0.39	$0.91	$0.87
Add: Goodwill amortization, net of tax	—	0.04	—	0.07
Adjusted diluted earnings per share	$0.46	$0.43	$0.91	$0.94

                The changes in the carrying amount of goodwill for the six months ended December 29, 2001, by operating segment, are as follows:

	United States	Canada	Total
Balance as of June 30, 2001	$122,080	$26,000	$148,080
Goodwill acquired during the period	21,504	416	21,920
Other	—	(1,064)	(1,064)
Balance as of December 29, 2001	$143,584	$25,352	$168,936

                Information regarding the Company’s other intangible assets are as follows:

	As of December 29, 2001
	Carrying Amount	Accumulated Amortization	Net
Restrictive Covenants	$7,816	$3,828	$3,988
Customer Lists	59,694	21,890	37,804
Total	$67,510	$25,718	$41,792

	As of June 30, 2001
	Carrying Amount	Accumulated Amortization	Net
Restrictive Covenants	$7,693	$3,479	$4,214
Customer Lists	55,226	19,550	35,676
Total	$62,919	$23,029	$39,890

                Amortization expense for the six months ended December 29, 2001 was $2,880.  Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of December 29, 2001 is as follows:

2002	$5,958
2003	5,892
2004	5,892
2005	5,822
2006	5,661

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

                The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).  Financial information by geographic location for the three and six month periods ended December 29, 2001 and December 30, 2000 is as follows:

For the Three Months Ended	United States	Canada	Total
Dec 29, 2001
Revenues	$136,674	$18,987	$155,661
Income from operations	14,391	4,666	19,057
Capital expenditures	7,827	266	8,093
Depreciation and amortization expense	7,985	847	8,832
Dec 30, 2000
Revenues	$131,656	$19,179	$150,835
Income from operations	13,018	4,726	17,744
Capital expenditures	7,779	555	8,334
Depreciation and amortization expense	8,606	1,134	9,740

For the Six Months Ended	United States	Canada	Total
Dec 29, 2001
Revenues	$274,688	$38,071	$312,759
Income from operations	28,576	9,543	38,119
Capital expenditures	13,235	422	13,657
Depreciation and amortization expense	15,865	1,736	17,601
Dec 30, 2000
Revenues	$258,920	$38,060	$296,980
Income from operations	29,302	9,229	38,531
Capital expenditures	15,455	1,098	16,553
Depreciation and amortization expense	16,869	2,296	19,165

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 29, 2001 and December 30, 2000, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Six Months Ended		Percentage Change
	Dec 29, 2001	Dec 30, 2000	Dec 29, 2001	Dec 30, 2000	Three Months FY 2002 vs. FY 2001	Six Months FY 2002 vs. FY 2001
Revenues:
Rental	96.1%	96.0%	96.4%	96.5%	3.4%	5.1%
Direct	3.9	4.0	3.6	3.5	(1.6)	10.3
Total revenues	100.0	100.0	100.0	100.0	3.2	5.3

Expenses:
Cost of rental sales	58.3	59.4	58.4	58.3	1.5	5.3
Cost of direct sales	70.4	72.7	71.3	76.7	(4.6)	2.6
Total cost of sales	58.8	59.9	58.9	58.9	1.2	5.2

Selling and administrative	23.3	21.9	23.3	21.6	10.2	13.5
Depreciation and amortization	5.7	6.4	5.6	6.5	(9.3)	(8.2)
Income from operations	12.2	11.8	12.2	13.0	7.4	(1.1)

Interest expense	2.1	3.0	2.3	3.0	(25.1)	(19.0)
Income before income taxes	10.1	8.8	9.9	10.0	18.1	4.2
Provision for income taxes	4.0	3.5	3.9	4.0	16.3	2.7

Net income	6.1%	5.3%	6.0%	6.0%	19.3%	5.3%

Total revenues for the second quarter of fiscal 2002 increased 3.2% to $155.7 million from $150.8 million in the second quarter of fiscal 2001 and increased 5.3% to $312.8 million for the first six months of fiscal 2002 from $297.0 million in the same period of fiscal 2001.  Rental revenue growth for the second quarter accounted for $4.9 million, or a 3.4% increase and for the first six months of fiscal 2002 it accounted for $14.7 million or a 5.1% increase.  The rental growth was influenced by several factors including the Company’s focus on new product promotions and programs to address rising operating costs, continued success in signing national accounts and acquisitions.

Total direct sales decreased 1.6% to $6.0 million for the second quarter of fiscal 2002 compared to $6.1 million in the same period of fiscal 2001 and increased 10.3% to $11.3 million for the first six months of fiscal 2002 from $10.3 million in the same period of fiscal 2001.  Direct sale revenue is up for the six-month period due to large shipments to a number of large customers during the first quarter.  Cost of direct sales, as a percentage of direct sales, decreased to 70.4% for the second quarter of fiscal 2002 from 72.7% in the same period of fiscal 2001 and decreased to 71.3% for the first six months of fiscal 2002 from 76.7% in the same period of fiscal 2001.  The improvement in gross margin was due to improvements in merchandise costs and in the fulfillment operation.

Cost of rental operations increased 1.5% to $87.2 million for the second quarter of fiscal 2002 from $86.0 million in the same period of fiscal 2001 and increased 5.3% to $176.1 million for the first six months of fiscal 2002 from $167.2 million in the same period of fiscal 2001.  As a percentage of rental revenues, these costs decreased to 58.3% for the second quarter of fiscal 2002 from 59.4% in the same period of fiscal 2001 and increased to 58.4% for the first six months of fiscal 2002 from 58.3% in the same period of fiscal 2001.  The margin impact of lost revenue from reduced customer employment levels was largely offset by improved plant productivity and lower merchandise and energy costs.

Selling and administrative expenses increased 10.2% to $36.3 million in the second quarter of fiscal 2002 from $33.0 million in the same period of fiscal 2001 and increased 13.5% to $72.9 million for the first six months of fiscal 2002 from $64.2 million in the same period of fiscal 2001.  As a percentage of revenues, selling and administrative expenses increased to 23.3% in the second quarter of fiscal 2002 from 21.9% in the same period of fiscal 2001 and increased to 23.3% for the first six months of fiscal 2002 from 21.6% in the same period of fiscal 2001.  The increase as a percent of revenue was driven by sales and marketing programs focused on enhancing revenue growth and information systems initiatives.  Also contributing to the increase were additional bad debt expenses associated with the slow economy.

Depreciation and amortization expense decreased 9.3% to $8.8 million in the second quarter of fiscal 2002 from $9.7 million in the same period of fiscal 2001 and decreased 8.2% to $17.6 million for the first six months of fiscal 2002 from $19.2 million in the same period of fiscal 2001.  As a percentage of revenues, depreciation and amortization expense decreased to 5.7% in the second quarter of fiscal 2002 from 6.4% in the same period of fiscal 2001 and decreased to 5.6% for the first six months of fiscal 2002 from 6.5% in the same period of fiscal 2001.  The reduction was driven largely by the Company’s adoption of SFAS No. 142, under which goodwill and intangible assets with indefinite lives will no longer be amortized.  The adoption of SFAS No. 142 reduced amortization expense by 0.8% of a percent of revenue for the three and six month periods.  Capital expenditures, excluding acquisition of businesses, were $8.1 million in the second quarter of fiscal 2002 compared to $8.3 million in the prior year’s quarter and for the six month period were $13.7 million compared to $16.6 million in the prior year.

Income from operations increased 7.4% to $19.1 million in the second quarter of fiscal 2002 from $17.7 million in the same period of fiscal 2001 and decreased 1.1% to $38.1 million for the first six months of fiscal 2002 from $38.5 million in the same period of fiscal 2001.  Operating margins increased to 12.2% for the second quarter of fiscal 2002 from 11.8% in the same period of fiscal 2001 and decreased to 12.2% for the first six months of fiscal 2002 from 13.0% in the same period of fiscal 2001.

Interest expense was $3.3 million for the second quarter of fiscal 2002, down from $4.4 million in the same period of fiscal 2001 and was $7.1 million for the first six months of fiscal 2002, down from $8.8 million in the same period of fiscal 2001.  The decrease in interest expense is due primarily to lower effective interest rates.  The Company’s effective tax rate decreased to 39.5% in the second quarter of fiscal 2002 from 40.1% in the same period of fiscal 2001 and decreased to 39.5% in the six month period of fiscal 2002 from 40.1% in the same period of fiscal 2001.  The decrease was due largely to decreases in Canadian statutory income tax rates.

Net income increased 19.3% to $9.5 million in the second quarter of fiscal 2002 from $8.0 million in the same period of fiscal 2001 and increased 5.3% to $18.8 million for the first six months of fiscal 2002 from $17.8 million in the same period of fiscal 2001.  Basic and diluted earnings per share for the second quarter of fiscal 2002 were $0.47 and $0.46 per share, respectively, compared to $0.39 per share for the prior year quarter.  Basic and diluted earnings per share for the first six months of fiscal 2002 were $0.92 and $0.91 per share, respectively, compared to $0.87 per share in the prior year.  Net income margins increased to 6.1% for the second quarter of fiscal 2002 compared with 5.3% in the second quarter of fiscal 2001 and remained constant at 6.0% for the six month period of fiscal 2002, unchanged from the same period of fiscal 2001.

LIQUIDITY AND FINANCIAL RESOURCES

Cash flow from operating activities was $42.3 million in the six-month period of fiscal 2002 and $36.7 million in the same period of fiscal 2001.  Working capital at December 29, 2001 was $16.0 million, down 67.8% from $49.6 million at June 30, 2001.  The decrease was largely driven by an increase in current maturities of long-term debt associated with debt amortization and acquisitions in the first and second quarters of fiscal 2002.

Cash used in investing activities was $47.4 million in the six-month period of fiscal 2002 and $29.5 million in the same period of fiscal 2001.  The increase is primarily due to the acquisition of business assets in the first and second quarters of fiscal 2002.

Cash provided by financing activities was $6.3 million in the six-month period of fiscal 2002 and cash used for financing activities was $9.4 million in the same period of fiscal 2001.  The long-term debt, including current maturities, increased to $216.2 million at December 29, 2001 from $208.2 million at June 30, 2001.  The Company paid dividends of $0.4 million during the quarter.  The Company’s ratio of total debt to total capitalization increased to 40.6% at the end of the second quarter of fiscal 2002 from 40.9% at June 30, 2001.

Stockholders’ equity grew 4.8% to $315.8 million at December 29, 2001, compared with $301.3 million at the end of fiscal 2001.  G&K’s return on average equity decreased to 11.5% for the six-month period of fiscal 2002 compared with 13.6% for the same period of fiscal 2001.

Management believes that cash flows generated from operations and its credit facilities should provide adequate funding for its current businesses and planned expansion of operations or any future acquisitions.

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the federal securities laws, including statements concerning business strategies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein.  Additional information concerning potential factors that could affect future financial results is included in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures.  The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument.  There has been no material change in the Company’s market risks associated with debt and interest rate swap obligations during the quarter ended December 29, 2001.

                The Company is exposed to foreign currency rate risk and substantially all foreign exchange exposure is the Canadian dollar.  The Company’s investments in its foreign subsidiary with a functional currency other than the U.S. dollar are not hedged.  Any gains or losses in fair value associated with the Canadian dollar are reflected in the consolidated balance sheet as a component of other comprehensive income.

PART II

OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

a.                                     The Company held its Annual Meeting of Stockholders on November 8, 2001.

b.                                    The following nine persons were elected directors: Michael G. Allen, Paul Baszucki, Richard Fink, Wayne M. Fortun, Donald W. Goldfus, William Hope, Thomas Moberly, M. Lenny Pippin and D.R. Verdoorn.

c.                                     1.                                       Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority
Allen	31,391,873	549,556
Baszucki	30,384,510	1,556,919
Fink	28,579,769	3,361,660
Fortun	31,394,056	547,373
Goldfus	31,391,206	550,223
Hope	30,483,326	1,458,103
Moberly	28,574,350	3,367,079
Pippin	31,391,513	549,916
Verdoorn	26,709,732	5,231,697

2.                   Stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized shares of capital stock of the Company from 60 million to 430 million shares with 23,457,335 shares in favor, 8,460,269 shares voting against and 23,825 shares abstaining.

3.                   Stockholders approved amendments to the Company’s Articles of Incorporation and Bylaws to classify the Board of Directors of the Company and modify the removal requirements for director with 19,339,777 shares in favor, 8,887,175 shares voting against, 84,987 shares abstaining and 3,629,490 broker non-vote.

4.                   Stockholders approved an amendment to the Company’s 1996 Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 50,000 to 100,000 shares with 30,584,691 shares in favor, 1,304,268 shares voting against and 52,470 shares abstaining.

5.                   Stockholders ratified the appointment of Arthur Andersen LLP, Certified Public Accountants, as independent auditors of the Company for 2002: 30,983,220 shares in favor, 952,900 shares voting against and 5,309 shares abstaining.

ITEM 6.  Exhibits and Reports on Form 8–K

                                                a.  Exhibits

                None

                                                b.  Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	February 12, 2002	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ Michael F. Woodard
Michael F. Woodard
Controller
(Principal Accounting Officer)