Form 10-Q
period 2002-03-30
G&K SERVICES INC
filed 2002-05-14
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10 – Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 30, 2002	Commission file number 0-4063

G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-0449530 (I.R.S. Employer Identification No.)

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

YES	NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $0.50 per share	Outstanding May 9, 2002 19,211,437

CLASS B Common Stock, par value $0.50 per share	Outstanding May 9, 2002 1,474,996

PART I
Item 1. Financial Statements
Consolidated Condensed Balance Sheets as of March 30, 2002 and June 30, 2001
Consolidated Statements of Operations for the three and nine months ended March 30, 2002 and March 31, 2001
Consolidated Condensed Statements of Cash Flows for the nine months March 30, 2002 and March 31, 2001
Notes to Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II
Other Information
Signatures
Letter from the Registrant to the SEC

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 30,	June 30,
	2002	2001
(In thousands)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,051	$15,317
Accounts receivable, less allowance for doubtful accounts of $3,785 and $2,613	68,227	66,911
Inventories	90,161	90,085
Prepaid expenses	10,783	16,358

Total current assets	181,222	188,671

Property, Plant and Equipment, net	229,416	225,965
Goodwill, net	198,360	148,080
Other Assets	64,491	57,247

	$673,489	$619,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,507	$18,622
Accrued expenses	51,690	48,266
Deferred income taxes	13,844	12,961
Current maturities of long-term debt	118,373	59,220

Total current liabilities	202,414	139,069

Long-Term Debt, net of current maturities	113,570	148,951
Deferred Income Taxes	16,122	16,168
Other Noncurrent Liabilities	15,138	14,508
Stockholders’ Equity	326,245	301,267

	$673,489	$619,963

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	Mar 30,	Mar 31,	Mar 30,	Mar 31,
(In thousands, except per share data)	2002	2001	2002	2001

Revenues
Rental operations	$150,362	$147,010	$451,785	$433,717
Direct sales	4,709	4,477	16,045	14,750

Total revenues	155,071	151,487	467,830	448,467

Operating Expenses
Cost of rental operations	87,103	85,619	263,205	252,810
Cost of direct sales	3,343	3,569	11,422	11,447
Selling and administrative	36,447	35,174	109,305	99,389
Depreciation and amortization	8,939	9,603	26,540	28,768

Total operating expenses	135,832	133,965	410,472	392,414

Income from Operations	19,239	17,522	57,358	56,053
Interest expense	3,113	4,211	10,235	13,006

Income before Income Taxes	16,126	13,311	47,123	43,047
Provision for income taxes	6,370	5,324	18,614	17,248

Net Income	$9,756	$7,987	$28,509	$25,799

Basic weighted average number of shares outstanding	20,518	20,479	20,494	20,479
Basic Earnings per Common Share	$0.48	$0.39	$1.39	$1.26

Diluted weighted average number of shares outstanding	20,760	20,482	20,610	20,493
Diluted Earnings per Common Share	$0.47	$0.39	$1.38	$1.26

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended

	March 30,	March 31,
(In thousands)	2002	2001

Operating Activities:
Net income	$28,509	$25,799
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	26,540	28,768
Deferred income taxes	(3,910)	(1,034)
Changes in current operating items, exclusive of acquisitions	12,679	697
Other, net	2,057	922

Net cash provided by operating activities	65,875	55,152

Investing Activities:
Property, plant and equipment additions, net	(21,598)	(25,519)
Acquisition of business assets and other	(69,724)	(13,348)

Net cash used for investing activities	(91,322)	(38,867)

Financing Activities:
Proceeds from debt financing	86,014	69,900
Repayments of debt financing	(62,788)	(84,770)
Cash dividends paid	(1,084)	(1,078)
Sale of common stock	334	37

Net cash provided by (used for) financing activities	22,476	(15,911)

Increase (Decrease) in Cash and Cash Equivalents	(2,971)	374
Effect of Exchange Rates on Cash	(295)	(421)

Cash and Cash Equivalents:
Beginning of period	15,317	6,420

End of period	$12,051	$6,373

Supplemental Cash Flow Information:
Cash paid for -
Interest	$12,756	$11,637

Income taxes	$25,249	$13,899

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Three and nine month periods ended March 30, 2002 and March 31, 2001
(Unaudited)

The consolidated condensed financial statements included herein, except for the June 30, 2001 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended June 30, 2001, have been prepared by G&K Services, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 30, 2002, the results of its operations for the three and nine months ended and its cash flows for the nine months ended March 30, 2002 and March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report.

The results of operations for the three and nine month periods ended March 30, 2002 and March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Derivative Financial Instruments
The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

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

	Three Months Ended		Nine Months Ended

	Mar 30,	Mar 31,	Mar 30,	Mar 31,
	2002	2001	2002	2001

Weighted average number of common shares outstanding	20,518,000	20,479,000	20,494,000	20,479,000

Shares used in computation of basic earnings per share	20,518,000	20,479,000	20,494,000	20,479,000

Weighted average effect of non-vested restricted stock grants and exercise of options	242,000	3,000	116,000	14,000

Shares used in computation of diluted earnings per share	20,760,000	20,482,000	20,610,000	20,493,000

2.          Comprehensive Income

For the three and nine month periods ended March 30, 2002 and March 31, 2001, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended

	Mar 30,	Mar 31,	Mar 30,	Mar 31,
	2002	2001	2002	2001

Net income	$9,756	$7,987	$28,509	$25,799
Other comprehensive income
Foreign currency translation adjustments, net of tax	75	(2,817)	(3,533)	(4,130)
Net unrealized holding gain (loss), net of tax	537	(592)	56	(1,681)

Comprehensive income	$10,368	$4,578	$25,032	$19,988

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

Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of tax:

	Three Months Ended		Nine Months Ended

	Mar 30,	Mar 31,	Mar 30,	Mar 31,
	2002	2001	2002	2001

Reported net income	$9,756	$7,987	$28,509	$25,799
Add: Goodwill amortization, net of tax	—	736	—	2,171

Adjusted net income	$9,756	$8,723	$28,509	$27,970

Reported basic earnings per share	$0.48	$0.39	$1.39	$1.26
Add: Goodwill amortization, net of tax	—	0.04	—	0.11

Adjusted basic earnings per share	$0.48	$0.43	$1.39	$1.37

Reported diluted earnings per share	$0.47	$0.39	$1.38	$1.26
Add: Goodwill amortization, net of tax	—	0.04	—	0.11

Adjusted diluted earnings per share	$0.47	$0.43	$1.38	$1.37

The changes in the carrying amount of goodwill for the nine months ended March 30, 2002, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 30, 2001	$122,080	$26,000	$148,080
Goodwill acquired during the period	50,889	425	51,314
Other, primarily foreign currency translation	—	(1,034)	(1,034)

Balance as of March 30, 2002	$172,969	$25,391	$198,360

Information regarding the Company’s other intangible assets are as follows:

	As of March 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Restrictive Covenants	$7,957	$4,032	$3,925
Customer Lists	65,959	23,238	42,721

Total	$73,916	$27,270	$46,646

	As of June 30, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Restrictive Covenants	$7,693	$3,479	$4,214
Customer Lists	55,226	19,550	35,676

Total	$62,919	$23,029	$39,890

Amortization expense for the nine months ended March 30, 2002 was $4,427. Estimated amortization expense for the remaining quarter of fiscal 2002 and each of the five succeeding fiscal years based on the intangible assets as of March 30, 2002 is as follows:

2002	$1,771
2003	6,519
2004	6,519
2005	6,445
2006	6,285
2007	6,085

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Financial information by geographic location for the three and nine month periods ended March 30, 2002 and March 31, 2001 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Mar 30, 2002
Revenues	$136,113	$18,958	$155,071
Income from operations	14,901	4,338	19,239
Capital expenditures	6,685	1,256	7,941
Depreciation and amortization expense	8,097	842	8,939
Mar 31, 2001
Revenues	$131,965	$19,522	$151,487
Income from operations	12,870	4,652	17,522
Capital expenditures	6,977	1,989	8,966
Depreciation and amortization expense	8,460	1,143	9,603

	United
For the Nine Months Ended	States	Canada	Total

Mar 30, 2002
Revenues	$410,801	$57,029	$467,830
Income from operations	43,477	13,881	57,358
Capital expenditures	19,920	1,678	21,598
Depreciation and amortization expense	23,962	2,578	26,540
Mar 31, 2001
Revenues	$390,885	$57,582	$448,467
Income from operations	42,172	13,881	56,053
Capital expenditures	22,432	3,087	25,519
Depreciation and amortization expense	25,329	3,439	28,768

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

     The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended March 30, 2002 and March 31, 2001, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change

					Three Months	Nine Months
	Mar 30,	Mar 31,	Mar 30,	Mar 31,	FY 2002	FY 2002
	2002	2001	2002	2001	vs. FY 2001	vs. FY 2001

Revenues:
Rental	97.0%	97.0%	96.6%	96.7%	2.3%	4.2%
Direct	3.0	3.0	3.4	3.3	5.2	8.8

Total revenues	100.0	100.0	100.0	100.0	2.4	4.3

Expenses:
Cost of rental sales	57.9	58.2	58.3	58.3	1.7	4.1
Cost of direct sales	71.0	79.7	71.2	77.6	(6.3)	(0.2)

Total cost of sales	58.3	58.9	58.7	58.9	1.4	3.9

Selling and administrative	23.5	23.2	23.4	22.2	3.6	10.0
Depreciation and amortization	5.8	6.3	5.6	6.4	(6.9)	(7.7)

Income from operations	12.4	11.6	12.3	12.5	9.8	2.3

Interest expense	2.0	2.8	2.2	2.9	(26.1)	(21.3)

Income before income taxes	10.4	8.8	10.1	9.6	21.1	9.5
Provision for income taxes	4.1	3.5	4.0	3.8	19.6	7.9

Net income	6.3%	5.3%	6.1%	5.8%	22.1%	10.5%

     Total revenues for the third quarter of fiscal 2002 increased 2.4% to $155.1 million from $151.5 million in the third quarter of fiscal 2001 and increased 4.3% to $467.8 million for the first nine months of fiscal 2002 from $448.5 million in the same period of fiscal 2001. Rental revenue growth for the third quarter accounted for $3.4 million, or a 2.3% increase and for the first nine months of fiscal 2002 it accounted for $18.1 million or a 4.2% increase. The rental growth was influenced by several factors including the Company’s focus on new product promotions, continued success in signing national accounts and acquisitions.

     Total direct sales increased 5.2% to $4.7 million for the third quarter of fiscal 2002 compared to $4.5 million in the same period of fiscal 2001 and increased 8.8% to $16.0 million for the first nine months of fiscal 2002 from $14.8 million in the same period of fiscal 2001. Direct sale revenue is up for the nine-month period largely due to several large customers programs that were completed in the first quarter. Cost of direct sales, as a percentage of direct sales, decreased to 71.0% for the third quarter of fiscal 2002 from 79.7% in the same period of fiscal 2001 and decreased to 71.2% for the first nine months of fiscal 2002 from 77.6% in the same period of fiscal 2001. The improvement in gross margin was due to improvements in merchandise costs and in the fulfillment operation.

     Cost of rental operations increased 1.7% to $87.1 million for the third quarter of fiscal 2002 from $85.6 million in the same period of fiscal 2001 and increased 4.1% to $263.2 million for the first nine months of fiscal 2002 from $252.8 million in the same period of fiscal 2001. As a percentage of rental revenues, these costs decreased to 57.9% for the third quarter of fiscal 2002 from 58.2% in the same period of fiscal 2001 and remained constant at 58.3% for the first nine months of fiscal 2002, unchanged from the same period of fiscal 2001. The margin impact of lost revenue from reduced customer employment levels was largely offset by improved plant productivity and lower merchandise and energy costs.

     Selling and administrative expenses increased 3.6% to $36.4 million in the third quarter of fiscal 2002 from $35.2 million in the same period of fiscal 2001 and increased 10.0% to $109.3 million for the first nine months of fiscal 2002 from $99.4 million in the same period of fiscal 2001. As a percentage of revenues, selling and administrative expenses increased to 23.5% in the third quarter of fiscal 2002 from 23.2% in the same period of fiscal 2001 and increased to 23.4% for the first nine months of fiscal 2002 from 22.2% in the same period of fiscal 2001. The increase as a percent of revenue was driven by sales and marketing expenses focused on revenue growth.

     Depreciation and amortization expense decreased 6.9% to $8.9 million in the third quarter of fiscal 2002 from $9.6 million in the same period of fiscal 2001 and decreased 7.7% to $26.5 million for the first nine months of fiscal 2002 from $28.8 million in the same period of fiscal 2001. As a percentage of revenues, depreciation and amortization expense decreased to 5.8% in the third quarter of fiscal 2002 from 6.3% in the same period of fiscal 2001 and decreased to 5.6% for the first nine months of fiscal 2002 from 6.4% in the same period of fiscal 2001. The reduction was driven largely by the Company’s adoption of SFAS No. 142, under which goodwill and intangible assets with indefinite lives will no longer be amortized. The adoption of SFAS No. 142 reduced amortization expense by 0.7% and 0.8% of a percent of revenue for the three and nine month periods, respectively. Capital expenditures, excluding acquisition of businesses, were $7.9 million in the third quarter of fiscal 2002 compared to $9.0 million in the prior year’s quarter and for the nine month period were $21.6 million compared to $25.5 million in the prior year.

     Income from operations increased 9.8% to $19.2 million in the third quarter of fiscal 2002 from $17.5 million in the same period of fiscal 2001 and increased 2.3% to $57.4 million for the first nine months of fiscal 2002 from $56.1 million in the same period of fiscal 2001. Operating margins increased to 12.4% for the third quarter of fiscal 2002 from 11.6% in the same period of fiscal 2001 and decreased to 12.3% for the first nine months of fiscal 2002 from 12.5% in the same period of fiscal 2001.

     Interest expense was $3.1 million for the third quarter of fiscal 2002, down from $4.2 million in the same period of fiscal 2001 and was $10.2 million for the first nine months of fiscal 2002, down from $13.0 million in the same period of fiscal 2001. The decrease in interest expense is due primarily to lower effective interest rates. The Company’s effective tax rate decreased to 39.5% in the third quarter of fiscal 2002 from 40.0% in the same period of fiscal 2001 and decreased to 39.5% in the nine month period of fiscal 2002 from 40.1% in the same period of fiscal 2001. The decrease was due largely to decreases in Canadian statutory income tax rates.

     Net income increased 22.1% to $9.8 million in the third quarter of fiscal 2002 from $8.0 million in the same period of fiscal 2001 and increased 10.5% to $28.5 million for the first nine months of fiscal 2002 from $25.8 million in the same period of fiscal 2001. Basic and diluted earnings per share for the third quarter of fiscal 2002 were $0.48 and $0.47 per share, respectively, compared to $0.39 per share for the prior year quarter. Basic and diluted earnings per share for the first nine months of fiscal 2002 were $1.39 and $1.38 per share, respectively, compared to $1.26 per share in the prior year. Net income margins increased to 6.3% for the third quarter of fiscal 2002 compared with 5.3% in the third quarter of fiscal 2001 and increased to 6.1% for the nine month period of fiscal 2002 from 5.8% in the same period of fiscal 2001.

LIQUIDITY AND FINANCIAL RESOURCES

     Cash flow from operating activities was $65.9 million in the nine-month period of fiscal 2002 and $55.2 million in the same period of fiscal 2001. Working capital deficit at March 30, 2002 was $21.2 million, down 142.7% from positive working capital of $49.6 million at June 30, 2001. The decrease was largely driven by incremental debt to fund acquisitions under the revolving credit facilities which are recorded as current maturities of long-term debt as they are within one year of expiration.

     Cash used in investing activities was $91.3 million in the nine-month period of fiscal 2002 and $38.9 million in the same period of fiscal 2001. The increase is primarily due to the acquisition of business assets during the nine months ended March 30, 2002 and capital expenditures.

     Cash provided by financing activities was $22.5 million in the nine-month period of fiscal 2002 and cash used for financing activities was $15.9 million in the same period of fiscal 2001. The long-term debt, including current maturities, increased to $231.9 million at March 30, 2002 from $208.2 million at June 30, 2001. The Company paid dividends of $0.4 million during the quarter. The Company’s ratio of total debt to total capitalization increased to 41.6% at the end of the third quarter of fiscal 2002 from 40.9% at June 30, 2001.

     The Company maintains a $425.0 million term loan and revolving credit facility. The credit facility includes a $125.0 million revolving credit facility expiring on June 30, 2002. As of March 30, 2002, borrowings outstanding under the revolving credit facility were $65.0 million. The Company plans to refinance this term loan and revolving credit facility prior to the end of fiscal 2002.

     The Company’s sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under current credit facilities and note issuances. Management believes that these sources are sufficient to fund its current businesses and planned expansion of operations or any future acquisitions.

     Stockholders’ equity grew 8.3% to $326.2 million at March 30, 2002, compared with $301.3 million at the end of fiscal 2001. G&K’s return on average equity decreased to 11.8% for the nine-month period of fiscal 2002 compared with 12.8% for the same period of fiscal 2001.

Forward-Looking Statements

     This document contains “forward-looking statements” within the meaning of the federal securities laws, including statements concerning business strategies and their intended results, and similar statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. These risks and uncertainties include, but are not limited to, unforeseen operating risks; the effects of overall economic conditions; fluctuations in costs of insurance and energy; the performance and costs of integration of acquisitions; competition within the corporate identity apparel and facility services industry; and the availability of capital to finance planned growth. Additional information concerning potential factors that could affect future financial results is included in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company uses financial instruments, including fixed and variable rate debt, as well as interest rate swaps, to finance operations and to hedge interest rate exposures. The swap contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes, nor is it a party to any leveraged instrument. There has been no material change in the Company’s market risks associated with debt and interest rate swap obligations during the quarter ended March 30, 2002.

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

a. Exhibits

99.1 Letter from the Registrant to the SEC

b. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)

Date:	May 14, 2002	/s/ Jeffrey L. Wright

Jeffrey L. Wright
Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ Michael F. Woodard

Michael F. Woodard
Controller
(Principal Accounting Officer)