Form 10-K
period 2002-06-29
G&K SERVICES INC
filed 2002-09-26
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 29, 2002

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

The aggregate market value of the voting stock of registrant held by non-affiliates of registrant, on September 12, 2002, computed by reference to the closing sale price of such shares on such date, was approximately $704,550,464.

On September 12, 2002, there were outstanding 19,253,173 and 1,474,996 shares of the registrant’s Class A and Class B Common Stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

PART OF 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED

Portions of proxy statement for the annual meeting of stockholders	Part III

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 29, 2002

PART I

ITEM 1. BUSINESS

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing corporate identity apparel and facility services programs to a wide variety of North American industrial, service and high-technology companies. We rent uniforms and other related products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and branded and other apparel items to customers in our direct sale programs. The North American rental market is approximately $6.0 billion, while the direct sales market, targeted by us, is approximately $4.5-$5.0 billion in size.

We made several small acquisitions in each of the past three fiscal years. All acquisitions were accounted for using the purchase method. The pro forma effect of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was approximately $69.7 million, $20.3 million and $38.3 million in fiscal 2002, 2001 and 2000, respectively. The total purchase price exceeded the estimated fair values of assets acquired by approximately $52.1 million in fiscal 2002, $9.0 million in fiscal 2001 and $19.1 million in fiscal 2000.

Through internal growth and acquisitions, we have steadily expanded our operations into additional geographic markets. We operate out of over 130 North American locations serving customers in 46 states and two Canadian Provinces. By comparison, we operated from 43 locations serving customers in 21 states in 1989.

We target our marketing efforts on those customers, industries and geographic locations that are expanding and are in need of a quality-oriented corporate identity program that provides high levels of product quality, consistent customer-centric service levels, multi-channel sales, service, reporting and outsourced program management. Our experience with both existing and potential customers, large and small, confirms that a large segment of the market is willing to pay a premium price to a vendor that can consistently supply these features.

Customers, Products and Services

We serve over 140,000 customers, from divisions of more than half of the Fortune 100 companies to fast-growing small and midsize firms. No one customer represents more than 1.0% of our total revenues. We serve virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, pharmaceutical, semi-conductor, restaurants and hospitality, and many others. Over one million people wear our uniforms every day.

Our full-service business apparel and facility services programs provide rental-lease or purchase options to meet varied customer needs including heavy-industrial, light-manufacturing, service businesses, corporate casual and executive apparel. In addition, we offer cleanroom garments and process control services to meet the needs of high-technology customers.

We believe that customers use business apparel programs to meet a variety of critical business needs.

•	Corporate identity and security — uniforms help identify employees working for a particular company or department. Uniformed employees are perceived as trained, competent and dependable.

•	Brand awareness — uniforms promote a company’s brand identity and employees serve as a “walking billboard”.

•	Image — uniforms help project a professional image of employees. It frames the perception of credibility, knowledge, trust and a commitment to quality to their customers.

•	Employee retention — uniforms enhance worker morale and help build a teamwork attitude in addition to being an employee benefit.

•	Worker protection — uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection — uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

We provide our apparel-rental customers with a full range of services. A consultative approach is used to advise and assist our customers in creating a tailored program in determining garment application, choosing fabrics, styles and colors appropriate to the customer’s branding and/or specific needs. A large stock of new and used garments are available to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a weekly cycle.

We also believe that uniform rental provides customers with significant advantages over ownership. Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program.

Our facility services programs provide a wide range of dust control and maintenance products and services. They include several floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust and wet mops, wiping towels, fender covers, selected linen items and several restroom products. These products support customer efforts in maintaining a clean, safe and attractive environment within their facilities.

Direct sale and custom-logo embroidered apparel programs are also offered by us to meet customer corporate identity needs. The direct sale programs can be used for those departments and/or customers that require highly customized and branded apparel or for those workers who don’t start at the same location each day. It can be more economical for high turnover positions and can be used for employee rewards and recognition or customer and vendor appreciation programs.

Competition

We encounter a high level of competition from a number of companies in the geographic areas we serve. We rank among the nation’s largest garment rental suppliers. Major competitors include publicly held companies such as ARAMARK (a division of ARAMARK Corporation), Cintas Corporation and Unifirst Corporation. We also compete with a multitude of regional and local competitors that vary by market. We believe that we compete effectively in our line of business because of the quality and breadth of our product line, the comprehensive customer service levels we provide and our proven ability as an outsource partner.

Manufacturing

We manufactured almost one half of the uniform garments placed into service in fiscal 2002. These garments are manufactured in four Company owned facilities located in the U.S., Canada and Dominican Republic. Various outside vendors are used to supplement our additional rental needs, including garments, floor mats, dustmops and cloths, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other rental items to meet our customers needs.

Environmental Matters

Our operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment. This includes discharges into wastewater and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate modest amounts of waste in connection with our laundry operations, specifically detergent wastewater, wastewater sludge, waste oil and other residues. Some of these wastes are classified as hazardous wastes under these laws. We have continued to make significant investments in properly handling and disposing of these wastes.

We have been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), or similar state laws, at a number of waste disposal sites. Under such laws, PRP’s typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites. Therefore, there can be no assurance that we will not have to contribute material amounts for future remediation that could be greater than the share of waste contributed by us would otherwise indicate. Additionally, environmental laws may impose liability for cost of removal or remediation of certain hazardous wastes located on or in or emanating from owned or leased real estate, whether or not we knew of or were responsible for the presence of such wastes.

While we take appropriate steps when acquiring or leasing new properties, there can be no assurance that this risk has been eliminated.

We have been placed on notice by the owners of a Wayzata, Minnesota, shopping center regarding the alleged presence of solvents in the ground water in the vicinity of the shopping center, where certain affiliates of ours formerly operated a dry cleaning establishment in the shopping center. At this time, no demand has been made and no action has been commenced against us. The owners of the shopping center have informed us that they are pursuing cleanup through state funding mechanisms. Since little information is available at this time, we are unable to predict what, if any, liability we may have in this matter.

Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our financial statements, the likelihood of such occurrence is considered remote. Based on information currently available to management and its best assessment of the ultimate amount and timing of environmental-related events, management believes that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our consolidated financial statements.

Employees

Our U.S. operations had a total of 7,310 employees as of June 29, 2002, consisting of 4,139 production employees and 3,171 sales, office, route and management personnel. Unions represent approximately 15.0% of our U.S. employees. Management believes its domestic employee relations are satisfactory.

Our Canadian operations had a total of 1,048 employees as of June 29, 2002, consisting of 576 production employees and 472 sales, office, route and management personnel. Unions represent approximately 68.0% of our Canadian employees. Management believes Canadian employee relations are satisfactory.

Foreign and Domestic Operations

Financial information relating to foreign and domestic operations is set forth in Note 10 of our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 2. PROPERTIES

We occupy 150 facilities located in the United States, Canada and the Dominican Republic. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We own approximately 80.0% of our processing facilities, which average over 43,000 square feet in size. We clean and supply rental items principally from 57 industrial garment, cleanroom garment, dust control and linen supply plants located in 53 cities in the United States and Canada.

ITEM 3. LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include those items set forth in Item 1. Business — Environmental Matters and lawsuits that challenge the practice of charging for certain environmental services on invoices. While we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our Class A Common Stock is quoted on Nasdaq National Market under the symbol “GKSRA”. Our Class B Common Stock is not registered and no active trading market exists for the Class B Common Stock. The following table sets forth the high and low reported sales prices for the Class A Common Stock as quoted on the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2002
1st Quarter	$30.450	$21.860
2nd Quarter	33.970	24.000
3rd Quarter	40.995	31.560
4th Quarter	41.600	29.580

Fiscal 2001
1st Quarter	$30.125	$24.250
2nd Quarter	29.000	23.625
3rd Quarter	30.250	18.875
4th Quarter	27.500	17.000

As of September 12, 2002, we had approximately 625 registered stockholders.

We have declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended June 29, 2002 and June 30, 2001. Our debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends.

The following table sets forth certain information as of June 29, 2002 with respect to equity compensation plans under which securities are authorized for issuance:

			Number of
			Securities
			Remaining Available
			for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-Average	(Excluding
	Exercise of	Exercise Price of	Securities
	Outstanding Options	Outstanding Options	Reflected in Column
Plan category	(A)	(B)	(A))

Equity Compensation Plans Approved by Security Holders:
Employee Plans (1)	1,131,920	$31.98	329,641
1996 Directors’ stock option plan	39,000	31.86	56,000

Total:	1,170,920	$31.98	385,641
Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,170,920	$31.98	385,641

(1)  Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2002	2001	2000	1999	1998

Revenues	$625,906	$603,579	$577,392	$519,966	$502,593
Net Income	38,267	33,783	37,812	37,029	32,058
Per Share Data:
Basic earnings per share	1.87	1.65	1.85	1.81	1.57
Diluted earnings per share	1.85	1.65	1.85	1.81	1.57
Dividends per share	0.07	0.07	0.07	0.07	0.07
Total Assets	681,699	619,963	594,952	541,432	531,842
Long-Term Debt	214,977	148,951	167,345	193,952	234,843
Stockholders’ Equity	340,158	301,267	271,522	235,633	198,120

See Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K for an explanation of the method employed to determine the number of shares used to compute per share amounts.

The fiscal 2002 results include the impact of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets with indefinite lives are no longer amortized. See Note 3 of the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. The fiscal year ended July 1, 2000 was a 53-week year with the extra week reported in the fourth quarter.

Overview

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing corporate identity apparel and facility services programs to a wide variety of North American industrial, service and high-technology companies. We rent uniforms and other related products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $6.0 billion, while the direct sales market, targeted by us, is approximately $4.5-$5.0 billion in size.

In fiscal 2002, we achieved 3.7% revenue growth and a 13.3% increase in net income from fiscal 2001. Return on average equity increased slightly to 11.9% from 11.8% in the prior year. Revenue growth has continued to be impacted by weak economic conditions that negatively impacted existing customer employment levels and customer turnover. Fiscal 2002 results also include the impact of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) under which goodwill and intangible assets with indefinite lives are no longer amortized. This change resulted in an increase in net income of approximately $3.0 million for the year.

We made several small acquisitions in each of the past three fiscal years. All acquisitions were accounted for using the purchase method. The pro forma effect of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was approximately $69.7 million, $20.3 million and $38.3 million in fiscal 2002, 2001 and 2000, respectively. The total purchase price exceeded the estimated fair values of assets acquired by approximately $52.1 million in fiscal 2002, $9.0 million in fiscal 2001 and $19.1 million in fiscal 2000.

For the latest five-year period, revenues grew at a rate of 12.3%, compounded annually. This result includes the weak economic conditions over the last two to three years that have negatively impacted the retention of our customer base and ability to attract new customers. The impact of the economy on revenue has been partially offset by our focus on new product promotions, continued success in signing national accounts and acquisitions.

Our five-year growth rate for net income was 5.7%, compounded annually. Net income was negatively impacted in both fiscal 2002 and fiscal 2001 by the difficult economy, higher energy costs and higher employee benefit costs. In addition, we continue to focus on investments and process improvements that support future success. These investments include new technologies focused on enhancing revenue growth and improving human resource management. Better merchandise control and lower processing costs have positively contributed to the bottom line, while garment manufacturing facilities have enhanced product quality and decreased merchandise costs.

Critical Accounting Policies

The discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 1 to the consolidated financial statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Estimates are used in determining the collectability of billed accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. Material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

Inventories

Our inventories consist of new goods and rental merchandise in service. Estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both obsolete and excess inventories. New goods are stated at lower of cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers manufacturer expectations, historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes different judgments or utilizes different estimates.

Goodwill, Intangibles and Other Long-Lived Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. We adopted SFAS 142 at the beginning of fiscal 2002 and as a result will no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. There have been no impairments of goodwill in fiscal 2002, 2001 or 2000. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2002, 2001 or 2000.

Insurance

We self-insure for certain obligations related to health and workers’ compensation programs. We purchase stop-loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. Management estimates consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analysis provided by a third party. During 2002, we changed certain assumptions utilized in evaluating our self-insurance liability and began to apply a discounting factor to estimated future payments. The impact of these changes was not material to our consolidated balance sheets or statements of operations for any period presented. Changes in the cost of medical care, our ability to settle claims or the estimates and judgement used by management could have a material impact on the amount and timing of expense for any period.

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Net Sales			Percentage Change
		Years Ended		Between Years

				FY 2002 vs.	FY 2001 vs.
	Fiscal 2002	Fiscal 2001	Fiscal 2000	FY 2001	FY 2000

Revenues	100.0%	100.0%	100.0%	3.7%	4.5%
Expenses:
Cost of rental and direct sales	58.6	58.9	57.8	3.2	6.7
Selling and administrative	23.4	22.4	21.7	8.1	7.9
Depreciation	4.7	4.8	5.1	2.8	(2.4)
Amortization of intangibles	1.0	1.7	1.6	(39.9)	8.9

Income from operations	12.3	12.2	13.8	4.4	(7.7)
Interest expense	2.2	2.9	2.9	(21.1)	3.2

Income before income taxes	10.1	9.3	10.9	12.2	(10.6)
Provision for income taxes	4.0	3.7	4.4	10.7	(10.5)

Net income	6.1%	5.6%	6.5%	13.3%	(10.7)%

Fiscal 2002 Compared to Fiscal 2001

Revenues. Total revenues in fiscal 2002 rose 3.7% to $625.9 million from $603.6 million in fiscal 2001. Rental revenue rose $21.3 million in fiscal 2002, a 3.6% increase over fiscal 2001. Higher unemployment levels and overall weak economic conditions resulting in continued net reductions of customer employees in uniform have negatively impacted revenue growth rates. These conditions were partially offset through the addition of new customers, penetrating existing customers with a broader mix of product and service offerings and acquisitions.

Direct sale revenue was $21.5 million in fiscal 2002, a 5.3% increase over $20.4 million in fiscal 2001. The increase in revenue was primarily due to several large customer shipments that occurred primarily in the first half of the fiscal year.

Cost of Rental and Direct Sale. Cost of rental operations increased 3.3% to $351.4 million in fiscal 2002 from $340.1 million in fiscal 2001. Gross margin from rental sales improved to 41.9% in fiscal 2002 from 41.7% in the prior year. The combination of improved operational productivity, lower merchandise expense and reduced energy costs have contributed to improved rental gross margin. We continue to be negatively impacted by increased employee benefit costs and the compounding impact of revenue lost within our existing customer base over the past two years.

Cost of direct sales decreased slightly to $15.7 million in fiscal 2002 from $15.8 million in fiscal 2001. Gross margin from direct sales increased in fiscal 2002 to 27.0% from 22.8% in fiscal 2001. This improvement is largely due to improved merchandise costs and a continued focus on fulfillment operations efficiency.

Selling and Administrative. Selling and administrative expenses increased 8.1% to $146.3 million in fiscal 2002 from $135.3 million in fiscal 2001. As a percentage of total revenues, selling and administrative expenses increased to 23.4% in fiscal 2002 from 22.4% in fiscal 2001. Sales and marketing expenses aimed at new account growth, new product development and product penetration drove the majority of the increase. Also contributing to the increase were additional bad debt expenses associated with the slow economy.

Depreciation. Depreciation expense increased 2.8% to $29.6 million in fiscal 2002 from $28.8 million in fiscal 2001. As a percentage of total revenues, depreciation expense decreased to 4.7% in fiscal 2002 compared to 4.8% in fiscal 2001. Capital expenditures for fiscal 2002, excluding acquisition of businesses, was $29.2 million compared to $34.1 million in fiscal 2001.

Amortization. Amortization expense decreased to $6.1 million in fiscal 2002 from $10.1 million in fiscal 2001. As a percent of total revenues, amortization expense decreased to 1.0% in fiscal 2002 compared to 1.7% in fiscal 2001. The reduction was driven by the adoption of SFAS 142, under which goodwill and intangible assets with indefinite lives are no longer amortized. The adoption of SFAS 142 reduced amortization expense by 0.7% of a percent of total revenues.

Interest Expense. Interest expense was $13.6 million in fiscal 2002, down from $17.2 million in fiscal 2001. The decrease in interest expense is due primarily to lower effective interest rates.

Provision for Income Taxes. Our effective tax rate for fiscal 2002 was 39.5% compared to 40.1% in fiscal 2001. The decrease was due largely to decreases in Canadian statutory income tax rates.

Fiscal 2001 Compared to Fiscal 2000

Revenues. Total revenues in fiscal 2001 rose 4.5% to $603.6 million from $577.4 million in fiscal 2000 (6.6% after excluding the extra week of revenue in fiscal 2000). Rental revenue rose $26.5 million in fiscal 2001, a 4.8% increase over fiscal 2000 (6.9% after excluding the extra week of revenue in fiscal 2000). The rental growth was influenced by several factors including our focus on new product promotions and programs to address rising operating costs, continued success in signing national accounts, improvement in sales productivity and acquisitions.

Direct sale revenue was $20.4 million, consistent with fiscal 2000 (after excluding the extra week of revenue in fiscal 2000). Direct sale revenue remained constant as we focused early in the fiscal year on improving efficiency and productivity of our direct sale operations.

Cost of Rental and Direct Sale. Cost of rental operations increased 7.6% to $340.1 million in fiscal 2001 from $316.1 million in fiscal 2000. As a percent of rental revenue, these costs increased to 58.3% in fiscal 2001 compared to 56.8% in fiscal 2000. The increase reflects higher gasoline and natural gas prices, increased employee benefit costs and the margin impact on lost revenue as a result of economic conditions during the last half of the fiscal year. These increases were partially offset by the benefit of revenue generated by new customers and product promotions.

Cost of direct sales, as a percent of direct sale revenue, decreased to 77.2% in fiscal 2001 from 84.0% in fiscal 2000. The improvement in gross margin was driven by improved productivity in the fulfillment operation.

Selling and Administrative. Selling and administrative expenses increased 7.9% to $135.3 million in fiscal 2001 from $125.4 million in fiscal 2000. As a percentage of total revenues, selling and administrative expenses increased to 22.4% in fiscal 2001 from 21.7% in fiscal 2000. The increase as a percent of revenue was driven by information systems initiatives focused on enhancing revenue growth and improving human resources management. These increases were partially offset by cost reductions in the direct sale operations.

Depreciation. Depreciation expense decreased 2.4% to $28.8 million in fiscal 2001 from $29.5 million in fiscal 2000. As a percentage of total revenues, depreciation expense decreased to 4.8% in fiscal 2001 compared to 5.1% in fiscal 2000. Capital expenditures for fiscal 2001, excluding acquisition of businesses, was $34.1 million compared to $43.7 million in fiscal 2000. Additional depreciation on fixed asset additions supporting company initiatives and revenue growth were offset by equipment leasing programs used for fleet and computer equipment and certain equipment purchased in fiscal 1998 from the National Linen Services acquisition that were fully depreciated in fiscal 2001.

Amortization. Amortization expense increased to $10.1 million in fiscal 2001 from $9.3 million in fiscal 2000. As a percent of total revenues, amortization expense increased to 1.7% in fiscal 2001 compared to 1.6% in fiscal 2000. The increase in amortization expense was due to the goodwill and other intangibles associated with acquisitions made during fiscal years 2001 and 2000.

Interest Expense. Interest expense was $17.2 million in fiscal 2001, up from $16.7 million in fiscal 2000. The increase in interest expense was due primarily to higher average interest rates in fiscal 2001.

Provision for Income Taxes. Our effective tax rate increased to 40.1% in fiscal 2001 from 40.0% in fiscal 2000.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under the term loan and revolving credit facilities. Primary uses of this cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided from operating activities was $79.7 million in fiscal 2002, $84.9 million in fiscal 2001 and $83.3 million in fiscal 2000. The decrease in net operating cash flow in fiscal 2002 was due largely to the timing of collections from customers and reductions of trade and accrued payables, excluding the effects of acquisitions.

Working capital at June 29, 2002 was $95.8 million, a $46.2 million increase from $49.6 million at June 30, 2001. This increase is largely due to reclassification of amounts outstanding under our revolving credit facilities from current maturities to long-term debt in connection with the new term loan and revolving credit facility agreement entered into on June 25, 2002.

Investing Activities. Net cash used for investing activities was $100.1 million in fiscal 2002, $55.5 million in fiscal 2001 and $84.6 million in fiscal 2000. In fiscal 2002, cash was largely used for acquisitions. The reductions in capital expenditures in fiscal 2002 and fiscal 2001 reflect continued focus on ensuring appropriate financial return on capital resources.

Financing Activities. Financing activities provided cash of $15.2 million in fiscal 2002, used cash of $20.5 million in fiscal 2001 and provided cash of $1.5 million in fiscal 2000. Cash provided in fiscal 2002 was used primarily in acquisitions of businesses. Cash used in fiscal 2001 was primarily related to repayment of long-term debt. We paid dividends of $1.4 million in each of the fiscal years 2002, 2001 and 2000.

During the fourth quarter of fiscal 2002, we entered into a $325.0 million term loan and revolving credit facility expiring July 2, 2007 to repay the existing facilities that were to expire June 30, 2002. The facility provides for a $75.0 million term loan and a $250.0 million revolving credit facility. As of June 29, 2002, borrowings outstanding under the term loan were $75.0 million and under the revolving credit facility were $92.8 million at rates ranging from 3.09% to 3.21%. Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $25.0 million in letters of credit. As of June 29, 2002, letters of credit outstanding against the revolver were $11.2 million.

In fiscal 2001, we completed a $50.0 million, 8.4% private placement debt transaction with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. We used the net proceeds from the sale of the notes to reduce amounts outstanding under our term loan and revolving credit facility and for general corporate purposes.

The credit facilities and the fixed rate notes contain various restrictive covenants that among other matters require us to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also provide for certain limits related to additional indebtedness, investments, issuance of stock and dividends. At June 29, 2002, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely event that an event of default would be imminent, management believes that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of June 29, 2002 for the fiscal years ending June (in millions):

						2008 and
	2003	2004	2005	2006	2007	Thereafter	Total

Variable rate term loan and revolving credit facility	$5,625	$13,125	$15,000	$18,750	$22,500	$92,800	$167,800
Fixed rate term loan	—	—	7,143	7,143	7,143	28,571	50,000
Other debt arrangements, including capital leases	2,295	1,341	1,344	66	29	—	5,075
Operating leases	9,640	6,477	4,905	3,485	2,432	1,894	28,833

Total contractual cash obligations	$17,560	$20,943	$28,392	$29,444	$32,104	$123,265	$251,708

Also, at June 29, 2002, we had stand-by letters of credit totaling $11.2 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At June 29, 2002, we had available cash on hand of $10.0 million and approximately $146.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2003 and to significantly reduce the amounts outstanding on the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2003 will be approximately $30.0 million to $35.0 million.

The amount of cash flow generated from operations is subject to a number of risks and uncertainties. In fiscal 2003, we may actively seek and consider acquisitions of business assets, the consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that available capacity under our revolving credit facility will be adequate to finance any such acquisitions.

Impact of Inflation

In general, management believes that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation or 5.0%, whichever is greater, and continued focus on improvements of operational productivity.

Litigation

We are involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices, and being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where ground water contamination has been detected or is suspected. While we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that SFAS 143 will have a material impact on our consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS

121), for long-lived assets to be disposed of by sale. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not believe that SFAS 144 will have a material impact on our consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that SFAS 146 will have a material impact on our consolidated financial statements.

Outlook

The economic conditions in the United States are mixed. Based on current trends, we expect fiscal 2003 revenue to be in the range of $645.0 million to $655.0 million. The compounding impact of revenue lost within our existing customer base over the past two years will continue to pressure near-term earnings. Diluted earnings per share is expected to be in the range of $2.00 to $2.10 for the full year ending June 28, 2003, with higher earnings growth rates in the last half of the fiscal year driven by our customers’ improved employment levels.

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides companies with a “safe harbor” when making forward-looking statements as a way of encouraging them to furnish their shareholders with information regarding expected trends in their operating results, anticipated business developments and other prospective information. Statements made in this report concerning our intentions, expectations or predictions about future results or events are “forward-looking statements” within the meaning of the Act. These statements reflect our current expectations or beliefs, and are subject to risks and uncertainties that could cause actual results or events to vary from stated expectations, which could be material and adverse. Given that circumstances may change, and new risks to the business may emerge from time to time, having the potential to negatively impact our business in ways we could not anticipate at the time of making a forward-looking statement, you are cautioned not to place undue reliance on these statements, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the corporate identity apparel and facility services industry; and the availability of capital to finance planned growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for fiscal 2002 by approximately $1.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at June 29, 2002 on the change in the cost of variable rate debt.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. The fair values were estimated by discounting the projected cash flows using the current rate applicable to similar transactions. For debt obligations, the following table presents principal cash flow and related weighted average interest rates by expected maturity dates by fiscal year.

	Fixed Rate		Variable Rate

Maturity Date	Amount	Rate	Amount	Rate

2003	$—	—%	$5,625	3.21%
2004	—	—	13,125	4.16
2005	7,143	8.40	15,000	5.31
2006	7,143	8.40	18,750	6.00
2007	7,143	8.40	22,500	6.52

Thereafter	28,571	8.40	92,800	6.74

Total	$50,000	8.40%	$167,800	6.18%

Fair Value	$56,797	—	$167,800	—

For interest rate swaps, the following table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates by fiscal year. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Notional Principal	Average Interest	Average Interest
Maturity Date	Amount	Pay Rate	Receive Rate

2003	$10,000	7.04%	1.96%
2004	30,000	6.31	2.91
2005 and thereafter	—	—	—

Total	$40,000	6.49%	2.67%

Fair Value	$42,041	—	—

Foreign Currency Exchange Risk

We have a significant foreign subsidiary located in Canada. The assets and liabilities of this subsidiary are denominated in the Canadian dollar and as such are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

We may periodically hedge firm commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2002. Notional amounts outstanding under foreign currency contracts at June 29, 2002 were $4.8 million, all of which will mature during fiscal 2003. No amounts were outstanding under such contracts at June 30, 2001 or July 1, 2000. The fair values of the foreign currency contracts were not materially different as of June 29, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is hereby made to the Consolidated Financial Statements and Notes thereto beginning on page F-1 hereof.

Following is a summary of the results of operations for each of the quarters within fiscal years ended June 29, 2002 and June 30, 2001. All amounts are in thousands, except per share data.

QUARTERLY FINANCIAL DATA

G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth

2002
Revenues	$157,098	$155,661	$155,071	$158,076
Gross Profit	64,375	64,203	64,625	65,606
Income from Operations	19,062	19,057	19,239	19,503
Net Income	9,215	9,538	9,756	9,758
Basic Earnings per Share	0.45	0.47	0.48	0.48
Diluted Earnings per Share	0.45	0.46	0.47	0.47
Dividends per Share	0.0175	0.0175	0.0175	0.0175

2001
Revenues	$146,145	$150,835	$151,487	$155,112
Gross Profit	61,463	60,448	62,299	63,565
Income from Operations	20,787	17,744	17,522	17,540
Net Income	9,817	7,995	7,987	7,984
Basic Earnings per Share	0.48	0.39	0.39	0.39
Diluted Earnings per Share	0.48	0.39	0.39	0.39
Dividends per Share	0.0175	0.0175	0.0175	0.0175

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 23, 2002, the Board of Directors of the Company and its Audit Committee decided to no longer engage Arthur Andersen LLP as the Company’s independent auditors and engaged Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ended June 29, 2002.

Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the fiscal years ended July 1, 2000 and June 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended July 1, 2000 and June 30, 2001 and through the date of Arthur Andersen’s dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements, and there are no reportable events as described under Item 304 (a) (2) (i) and (ii) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures in connection with the 8-K filing, as amended, dated June 11, 2002. A copy of Arthur Andersen’s letter, stating its agreement with such statements, was attached as Exhibit 16.1 to the filing.

During the fiscal years ended July 1, 2000 and June 30, 2001 and through the date of the Company’s engagement of Ernst & Young, the Company did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events described under Item 304 (a) (2) (i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title	Since

Richard M. Fink	72	Chairman and Director	1968
Thomas R. Moberly	54	Chief Executive Officer and Director	1993
Richard L. Marcantonio	52	President and Chief Operating Officer	2002
Robert G. Wood	54	President, G&K Services Canada, Inc.	2000
Jeffrey L. Wright	40	Chief Financial Officer and Secretary	1999
Michael F. Woodard	45	Controller	1996
Michael G. Allen	64	Director	2001
Paul Baszucki	62	Director	1994
Wayne M. Fortun	53	Director	1994
Donald W. Goldfus	68	Director	1989
William M. Hope	69	Director	1983
M. Lenny Pippin	55	Director	2001
D.R. Verdoorn	63	Director	2000

Richard M. Fink has served as Chairman of the Board since 1981. Mr. Fink was also Chief Executive Officer of the Company until January 1997.

Thomas R. Moberly has served as Chief Executive Officer of the Company since January 1999 and served as President of the Company from September 1997 until July 2002. Mr. Moberly also served as the Company’s Chief Operating Officer from September 1997 to January 1999 and as the Company’s Executive Vice President from February 1993 to September 1997. Prior thereto, Mr. Moberly was a Regional Manager of the Company.

Richard L. Marcantonio has served as President and Chief Operating Officer of the Company since July 2002. Prior to joining the Company, Mr. Marcantonio served as President of the industrial and service sectors at Ecolab Inc., a leading global developer and marketer of cleaning and maintenance products (“Ecolab”), from March 2002 until June 2002. Mr. Marcantonio served as Senior and/or Executive Vice President of Ecolab’s industrial sector from March 1997 until December 2000 and served as Executive Vice President of Ecolab’s industrial and service sectors from January 2000 until February 2002. Prior to his employment at Ecolab, Mr. Marcantonio served in senior management, sales and marketing positions at Keebler Company, a subsidiary of United Biscuits (Holdings) plc. He also served as president and chief executive officer of Specialty Brands, another subsidiary of United Biscuits (Holdings) plc.

Robert G. Wood has served as President of the Company’s Canadian operations since 1998 and Regional Vice President since 1997. Mr. Wood joined the Company in 1995 as a General Manager and served as an Executive Vice President of the Company from May 2000 until July 2002. Prior to joining the Company, he was Vice President of Marketing and Director of Sales with Livingston International, Inc., where he spent 23 years in a variety of operating, sales, service and marketing positions.

Jeffrey L. Wright has served as the Company’s Chief Financial Officer and Secretary since February 1999, and served as the Company’s Treasurer from February 1999 until November 2001. Mr. Wright was Controller for BMC Industries, Inc. (“BMC”) from 1996 to 1997 and Treasurer for BMC from 1997 until the time he joined the Company. From 1993 to 1996 Mr. Wright was Treasurer for Employee Benefit Plans, Inc.

Michael F. Woodard joined the Company in September 1996 as Controller. Mr. Woodard was Treasurer of Dataserv, Inc. from 1993 to the time he joined the Company.

Michael G. Allen has been a director of the Company since 2001. Retired, Founder Chairman of the Michael Allen Company, a strategy development firm. Mr. Allen formerly served as Vice President of Corporate Strategy for General Electric from 1974 to 1979.

Paul Baszucki has been a director of the Company since 1994. Chairman of the Board of Directors of Norstan, Inc. since May 1997. Mr. Baszucki also served as Chief Executive Officer of that company from 1986 until May 1997 and from December 1999 to October 2000. Mr. Baszucki is also a director and a member of the Compensation Committee of WSI Industries, Inc.

Wayne M. Fortun has been a director of the Company since 1994. Mr. Fortun has served as President, Chief Executive Officer, Chief Operating Officer and a director of Hutchinson Technology, Inc. Mr. Fortun is also a director of C.H. Robinson Worldwide, Inc.

Donald W. Goldfus has been a director of the Company since 1989. Retired since June 1999. Mr. Goldfus was formerly the Chairman of the Board of Directors of Apogee Enterprises, Inc. (“Apogee”) and continues as a director of Apogee. Mr. Goldfus also served as Chief Executive Officer of Apogee from 1986 until January 1998.

William M. Hope has been a director of the Company since 1983. Formerly the Chief Executive Officer of the Company from January 1997 until January 1999. From 1993 to 1997, Mr. Hope served as President and Chief Operating Officer of the Company. Mr. Hope served as a director of Minntech Corporation and served as Chairman of the Board of that company from June 2000 until September 2001. Mr. Hope formerly served as that company’s Interim Chief Executive Officer from June 2000 to November 2000.

M.Lenny Pippin has been a director of the Company since 2001. President and Chief Executive Officer of Schwan’s Sales Enterprises, Inc. since November 1999. Mr. Pippin serves as a director of Lykes Brothers and formerly served as that company’s President and Chief Executive Officer.

D.R. Verdoorn has been a director of the Company since 2000. Chairman of the Board of C.H. Robinson Worldwide, Inc. since 1998 and a member of the Board of Directors of that corporation since 1975. Mr. Verdoorn also served as Chief Executive Officer of that corporation and its predecessor from 1977 until May 2002, and as President of that corporation from 1977 until 1999. Mr. Verdoorn has served on the Boards of Directors for United Fresh Fruit and Vegetable Association and the Produce Marketing Association.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to information with respect to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to information with respect to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information with respect to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

There have been no changes in internal controls during the fiscal year covered by this Form 10-K.

PART IV, ITEM 15

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements

The following consolidated financial statements of G&K are part of this report and are submitted in a separate section of this report.

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibit 99.1 and Exhibit 99.2 to this Form 10-K, as filed with the SEC.

(3)	Exhibits

The following exhibits, as required by Item 601 of Regulation S-K are filed as a part of this report:

3(a) Articles of Amendment and Restatement of the Registrant, as filed with the Secretary of State of Minnesota (incorporated herein by reference to Exhibit 3(i) to the Registrant’s Form 10-Q filed November 13, 2001).

3(b) Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3 (ii) to the Registrant’s Form 10-Q filed November 13, 2001).

4(a) Rights Agreement, dated as of September 17, 2001, by and between G&K Services, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the Registrant’s Form 8-K filing dated September 19, 2001).

10(a) Stockholder Agreement by and among the Registrant, Richard Fink, William Hope, Stephen LaBelle, Daniel Nielsen, Phillip Oberg and Robert Stotts, dated June 14, 1985 (incorporated herein by reference to the Registrant’s Schedule 13E-4 filing dated May 13, 1985).

10(b) 1989 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant’s definitive proxy statement for the 1989 Annual Meeting of Shareholders filed August 29, 1989). **

10(c) 1996 Director Stock Option Plan (incorporated herein by reference to the Registrant’s Form 10-K, for the fiscal year ended June 29, 1996). **

10(d) Asset Purchase Agreement, dated as of May 30, 1997, by and among National Service Industries, Inc., a Delaware corporation; National Service Industries, Inc., a Georgia corporation; NSI Enterprises, Inc., a California corporation and G&K Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filing dated July 14, 1997).

10(e) Side Letter dated as of July 14, 1997, by and among National Service Industries, Inc., a Delaware corporation; National Service Industries, Inc., a Georgia corporation; NSI Enterprises, Inc., a California corporation and G&K Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filing dated July 14, 1997).

10(f) Asset Purchase Agreement, dated as of April 25, 1998, by and among G&K Services Linen Co., G&K Services Co., G&K Services, Inc., and TTSI Services Acquisition Sub, Inc. and Tartan Textile Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filing dated May 14, 1998).

10(g) 1998 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant’s definitive proxy statement for the 1998 Annual Meeting of Shareholders filed October 5, 1998). **

10(h) Form of Change of Control Agreement between Registrant and each of Richard Fink, Thomas Moberly, Robert G. Wood and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999). **

10(i) Credit Agreement dated March 28, 2000 among G&K Services, Inc. and Norwest Bank Minnesota, National Association (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(j) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and seven institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(k) Form of Executive Employment Agreement between Registrant and each of Richard Fink, Thomas Moberly, Robert G. Wood and Jeffrey L. Wright, dated January 1, 2001 (incorporated herein by reference to the Registrant’s Form 10-K filed September 27, 2001). **

10(l) Amendment to 1996 Director Stock Option Plan (incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q filed November 13, 2001).

10(m) Credit Agreement, dated June 25, 2002, by and among the Registrant, G&K Services Canada, Inc., Bank One N.A., Wachovia Bank, National Association, Wachovia Securities, Inc (f/k/a First Union Securities, Inc.), Banc One Capital Markets, Inc. and various lenders. *

10(n) Form of Executive Employment Agreement between Registrant and Richard Marcantonio, dated June 25, 2002.*, **

21 Subsidiaries of G&K Services, Inc. *

23 Consent of Independent Auditors *

24 Power of Attorney dated as of August 29, 2002 *

99.1 Report of Ernst & Young LLP, Independent Auditors and Schedule II *

99.2 Report of Arthur Andersen LLP, Independent Public Accountants and Schedule II *

Footnotes:
* Filed herewith

** Compensatory plan or arrangement

(b)	Reports filed on Form 8-K

A Form 8-K, Item 4. Changes to Registrant’s Certifying Accountant was filed on May 31, 2002, and amended on June 11, 2002.

(c)	See exhibits listed under Item 15(a)(3).

(d)	See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 26, 2002	G&K SERVICES, INC. (Registrant)

	By:	/s/ Thomas R. Moberly Thomas R. Moberly, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey L. Wright Jeffrey L. Wright, Chief Financial Officer and Secretary (Principal Financial Officer)

	By:	/s/ Michael F. Woodard Michael F. Woodard, Controller (Principal Accounting Officer)

Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of the registrant that (a) the Annual Report of the registrant on Form 10-K for the period ended June 29, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that (b) the information contained in such report fairly presents, in all material respects, the financial condition of the registrant at the end of such period and the results of operations of the registrant for such period.

By:	/s/ Thomas R. Moberly Thomas R. Moberly, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey L. Wright Jeffrey L. Wright, Chief Financial Officer and Secretary (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 26th day of September 2002, by the following persons in the capacity indicated:

/s/ Richard M. Fink Richard M. Fink	Chairman of the Board and Director

/s/ Thomas R. Moberly Thomas R. Moberly	Chief Executive Officer and Director (Principal Executive Officer)

* Michael Allen	Director

* Paul Baszucki	Director

* Wayne Fortun	Director

* Donald Goldfus	Director

* William Hope	Director

* M. Lenny Pippin	Director

* D.R. Verdoorn	Director

* By:	/s/ Richard M. Fink

Richard M. Fink Attorney-in-fact

CERTIFICATION (Principal Executive Officer):

I, Thomas R. Moberly, certify that:

1.	I have reviewed this annual report on Form 10-K of G&K Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002

By:	/s/ Thomas R. Moberly Thomas R. Moberly, Chief Executive Officer (Principal Executive Officer)

CERTIFICATION (Principal Financial Officer):

I, Jeffrey L. Wright, certify that:

1.	I have reviewed this annual report on Form 10-K of G&K Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002

By:	/s/ Jeffrey L. Wright Jeffrey L. Wright, Chief Financial Officer and Secretary (Principal Financial Officer)

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended

	June 29,	June 30,	July 1,
(In thousands, except per share data)	2002	2001	2000

Revenues
Rental operations	$604,436	$583,183	$556,646
Direct sales	21,470	20,396	20,746

Total revenues	625,906	603,579	577,392

Operating Expenses
Cost of rental operations	351,425	340,053	316,131
Cost of direct sales	15,672	15,751	17,435
Selling and administrative	146,295	135,326	125,374
Depreciation	29,596	28,779	29,481
Amortization of intangibles	6,057	10,077	9,250

Total operating expenses	549,045	529,986	497,671

Income from Operations	76,861	73,593	79,721
Interest expense	13,609	17,239	16,702

Income before Income Taxes	63,252	56,354	63,019
Provision for income taxes	24,985	22,571	25,207

Net Income	$38,267	$33,783	$37,812

Basic weighted average number of shares outstanding	20,505	20,446	20,456
Basic Earnings per Common Share	$1.87	$1.65	$1.85

Diluted weighted average number of shares outstanding	20,660	20,457	20,487
Diluted Earnings per Common Share	$1.85	$1.65	$1.85

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	June 29,	June 30,
(In thousands, except share data)	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$9,986	$15,317
Accounts receivable, less allowance for doubtful accounts of $3,326 and $2,613	66,555	66,911
Inventories	91,733	90,085
Prepaid expenses	17,536	16,358

Total current assets	185,810	188,671

Property, Plant and Equipment
Land	32,451	30,658
Buildings and improvements	120,422	110,468
Machinery and equipment	237,898	222,946
Automobiles and trucks	39,446	39,058
Less accumulated depreciation	(199,687)	(177,165)

Total property, plant and equipment	230,530	225,965

Other Assets
Goodwill, net	200,140	148,080
Customer lists, net	41,556	35,676
Restrictive covenants, net	3,795	4,214
Other, principally retirement plan assets	19,868	17,357

Total other assets	265,359	205,327

	$681,699	$619,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,361	$18,622
Accrued expenses
Salaries and employee benefits	29,398	24,441
Other	22,628	23,825
Deferred income taxes	11,157	12,961
Current maturities of long-term debt	9,443	59,220

Total current liabilities	89,987	139,069

Long-Term Debt, net of Current Maturities	214,977	148,951
Deferred Income Taxes	21,570	16,168
Other Noncurrent Liabilities	15,007	14,508

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity
Common stock, $0.50 par
Class A, 400,000,000 shares authorized, 19,232,223 and 19,164,746 shares issued and outstanding	9,616	9,582
Class B, 30,000,000 shares authorized, 1,474,996 and 1,474,996 shares issued and outstanding	738	738
Additional paid-in capital	31,120	29,117
Retained earnings	315,794	278,972
Deferred compensation	(4,272)	(4,402)
Accumulated other comprehensive loss	(12,838)	(12,740)

Total stockholders’ equity	340,158	301,267

	$681,699	$619,963

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(In thousands, except per share data)

						Accumulated Other
						Comprehensive Income

						Net
						Unrealized
	Class A	Class B	Additional			Gain/(Loss) on	Cumulative
	Common	Common	Paid-In	Retained	Deferred	Financial	Translation	Stockholders'
	Stock	Stock	Capital	Earnings	Compensation	Instruments	Adjustments	Equity

Balance June 26, 1999	$9,521	$738	$26,086	$210,253	$(2,601)	$865	$(9,229)	$235,633
Net income	—	—	—	37,812	—	—	—	37,812
Foreign currency translation	—	—	—	—	—	—	(533)	(533)
Unrealized holding gains, net of income tax	—	—	—	—	—	171	—	171
Less: reclassification adjustment for gains included in net income, net of income tax	—	—	—	—	—	(865)	—	(865)

Comprehensive income								36,585
Issuance of common stock under stock plans (19 shares)	10	—	593	—	(386)	—	—	217
Amortization of deferred compensation	—	—	—	—	523	—	—	523
Cash dividends ($0.07 per share)	—	—	—	(1,436)	—	—	—	(1,436)

Balance July 1, 2000	9,531	738	26,679	246,629	(2,464)	171	(9,762)	271,522
Net income	—	—	—	33,783	—	—	—	33,783
Foreign currency translation	—	—	—	—	—	—	(1,590)	(1,590)
Unrealized holding losses, net of income tax	—	—	—	—	—	(1,559)	—	(1,559)

Comprehensive income								30,634
Issuance of common stock under stock plans (104 shares)	51	—	2,438	—	(2,431)	—	—	58
Amortization of deferred compensation	—	—	—	—	493	—	—	493
Cash dividends ($0.07 per share)	—	—	—	(1,440)	—	—	—	(1,440)

Balance June 30, 2001	9,582	738	29,117	278,972	(4,402)	(1,388)	(11,352)	301,267
Net income	—	—	—	38,267	—	—	—	38,267
Foreign currency translation	—	—	—	—	—	—	(221)	(221)
Unrealized holding gains, net of income tax	—	—	—	—	—	123	—	123

Comprehensive income								38,169
Issuance of common stock under stock plans (67 shares)	34	—	1,813	—	(807)	—	—	1,040
Tax benefit of employee stock options	—	—	190	—	—	—	—	190
Amortization of deferred compensation	—	—	—	—	937	—	—	937
Cash dividends ($0.07 per share)	—	—	—	(1,445)	—	—	—	(1,445)

Balance June 29, 2002	$9,616	$738	$31,120	$315,794	$(4,272)	$(1,265)	$(11,573)	$340,158

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended

	June 29,	June 30,	July 1,
(In thousands)	2002	2001	2000

Operating Activities:
Net income	$38,267	$33,783	$37,812
Adjustments to reconcile net income to net cash provided by operating activities - Depreciation and amortization	35,653	38,856	38,731
Deferred income taxes	(312)	(421)	3,995
Amortization of deferred compensation – restricted stock	937	493	523
Changes in current operating items, exclusive of acquisitions - Accounts receivable and prepaid expenses	2,153	(3,017)	(4,450)
Inventories	2,798	1,189	(4,174)
Accounts payable and other accrued expenses	856	12,962	10,485
Other, net	(673)	1,085	392

Net cash provided by operating activities	79,679	84,930	83,314

Investing Activities:
Property, plant and equipment additions, net	(29,156)	(34,115)	(43,699)
Acquisition of business assets	(69,730)	(20,335)	(38,304)
Purchases of investments, net	(1,203)	(1,049)	(2,611)

Net cash used for investing activities	(100,089)	(55,499)	(84,614)

Financing Activities:
Proceeds from debt financing	125,918	77,200	90,433
Repayments of debt financing	(110,322)	(96,275)	(87,760)
Cash dividends paid	(1,445)	(1,440)	(1,436)
Sale of common stock	1,040	58	217

Net cash provided by (used for) financing activities	15,191	(20,457)	1,454

Increase (Decrease) in Cash and Cash Equivalents	(5,219)	8,974	154
Effect of Exchange Rates on Cash	(112)	(77)	(31)
Cash and Cash Equivalents:
Beginning of year	15,317	6,420	6,297

End of year	$9,986	$15,317	$6,420

Supplemental Cash Flow Information:
Cash paid for - Interest	$12,965	$14,343	$15,521

Income taxes	$32,681	$17,940	$16,921

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Nature of Business

G&K Services, Inc. (the Company) is a market leader in providing corporate identity apparel and facility services programs to a wide variety of industrial, service and high-technology companies. The Company’s programs provide rental-lease or purchase options as well as non-apparel items such as floor mats, dustmops and cloths, wiping towels, selected linen items and several restroom products. The Company also manufactures certain uniform garments that it uses to support its garment rental programs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

2. Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to June 30. Fiscal years for the consolidated financial statements included herein ended on June 29, 2002 (52 weeks), June 30, 2001 (52 weeks) and July 1, 2000 (53 weeks).

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with a maturity of three months or less, at the date of acquisition, to be cash equivalents.

Inventories

New goods inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Rental merchandise in service is stated at cost less amortization, which is not in excess of market. The components of inventories as of June 29, 2002 and June 30, 2001 are as follows:

	2002	2001

New goods	$24,472	$23,311
Rental merchandise in service	67,261	66,774

	$91,733	$90,085

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated for financial reporting purposes generally using the straight-line method over the estimated useful lives as follows:

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

Intangible Assets Arising from Acquisitions

The cost of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Restrictive covenants and acquired customer lists are stated at cost less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, primarily five to 11 years.

The carrying value of goodwill is evaluated on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There have been no impairments of goodwill in fiscal 2002, 2001 or 2000.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment in compliance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), whenever events and circumstances indicate an asset might be impaired. There have been no write-downs of any long-lived assets in fiscal 2002, 2001 or 2000.

Retirement Plan Assets

Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results from operations.

Revenue Recognition

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped.

Insurance

The Company self-insures for certain obligations related to health and workers’ compensation programs. The Company purchases stop-loss insurance policies to protect it from catastrophic losses. The Company periodically evaluates its liabilities under such programs based on third party actuarial analysis. Management’s estimates consider historical claims experience, escalating medical cost trends and the expected timing of claim payments. During 2002, the Company changed certain assumptions utilized in evaluating its self-insurance liability and began to apply a discount factor to estimated future payments. The impact of these changes was not material to the Company’s consolidated balance sheets and statements of operations.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at currently enacted tax rates.

Per Share Data

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities, including nonvested restricted stock, using the treasury stock method.

	June 29,	June 30,	July 1,
For the Fiscal Years Ended	2002	2001	2000

Weighted average number of common shares outstanding used in computation of basic earnings per share	20,505,000	20,446,000	20,456,000
Weighted average effect of nonvested restricted stock grants and assumed exercise of options	155,000	11,000	31,000

Shares used in computation of diluted earnings per share	20,660,000	20,457,000	20,487,000

Potential common shares of 464,000, 846,000 and 118,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for 2002, 2001 and 2000, respectively, as inclusion of these shares would have been antidilutive.

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

Financial Instruments

Effective March 26, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The statement requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of other comprehensive income). The initial adoption resulted in the recording of $138 increase in other comprehensive income in fiscal 2000.

Concurrent with the adoption of SFAS 133, the Company changed its designation of the investments associated with its deferred compensation plan to trading securities and recognized $1,725 of previously unrealized gains in fiscal 2000.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS 143 will have a material impact on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), for long-lived assets to be disposed of by sale. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that SFAS 144 will have a material impact on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that SFAS 146 will have a material impact on its consolidated financial statements.

2. Acquisitions

During each of the fiscal years 2002, 2001 and 2000, the Company made several small acquisitions. All acquisitions were accounted for using the purchase method. The total purchase consideration, including related acquisition costs, as well as the amounts exceeding the estimated fair values of assets acquired were as follows:

Fiscal Years	2002	2001	2000

Total purchase price and related acquisition costs	$69,730	$20,335	$38,304
Goodwill	52,073	9,008	19,138

The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material to the Company.

3. Goodwill and Intangible Assets

The Company adopted SFAS No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) effective July 1, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer amortized but reviewed annually, or more frequently if certain indicators arise, for impairment. There have been no impairments of goodwill. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate.

Upon adoption of SFAS 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of tax:

Fiscal Years	2002	2001	2000

Reported net income	$38,267	$33,783	$37,812
Add: Goodwill amortization, net of tax	—	2,919	2,622

Adjusted net income	$38,267	$36,702	$40,434

Reported basic earnings per share	$1.87	$1.65	$1.85
Add: Goodwill amortization, net of tax	—	0.14	0.13

Adjusted basic earnings per share	$1.87	$1.79	$1.98

Reported diluted earnings per share	$1.85	$1.65	$1.85
Add: Goodwill amortization, net of tax	—	0.14	0.13

Adjusted diluted earnings per share	$1.85	$1.79	$1.98

The changes in the carrying amount of goodwill for the fiscal year ended June 29, 2002, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 30, 2001	$122,080	$26,000	$148,080
Goodwill acquired during the period	51,627	446	52,073
Other, primarily foreign currency translation	—	(13)	(13)

Balance as of June 29, 2002	$173,707	$26,433	$200,140

Information regarding the Company’s other intangible assets are as follows:

	Carrying	Accumulated
As of June 29, 2002	Amount	Amortization	Net

Customer lists	$66,470	$24,914	$41,556
Restrictive covenants	7,979	4,184	3,795

Total	$74,449	$29,098	$45,351

	Carrying	Accumulated
As of June 30, 2001	Amount	Amortization	Net

Customer lists	$55,226	$19,550	$35,676
Restrictive covenants	7,693	3,479	4,214

Total	$62,919	$23,029	$39,890

Total amortization expense was $6,057 in 2002 and in 2001 was $10,077, of which $4,873 was goodwill amortization. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of June 29, 2002 is as follows:

2003	$6,422
2004	6,422
2005	6,354
2006	6,050
2007	5,928

4. Long-Term Debt

Debt as of June 29, 2002 and June 30, 2001 includes the following:

	2002	2001

Borrowings under unsecured term loan and unsecured revolving credit facility at rates ranging from 3.09% to 3.21% at June 29, 2002	$167,800	$—
Borrowings under unsecured term loan and unsecured revolving credit facility at rates ranging from 4.25% to 4.88% at June 30, 2001, repaid during 2002	—	139,341
Borrowings under unsecured fixed rate term loan at 8.40%	50,000	50,000
Borrowings under unsecured discretionary credit facility at the rate of 4.51% at June 30, 2001, repaid during 2002	—	11,000
Other debt arrangements including capital leases	6,620	7,830

	224,420	208,171
Less current maturities	(9,443)	(59,220)

Total long-term debt	$214,977	$148,951

The Company maintains a $325,000 term loan and revolving credit facility. The credit facility includes (i) a $75,000 term loan facility with maturities of the remaining balance in fiscal years 2003 through 2007 of $5,625, $13,125, $15,000, $18,750 and $22,500, respectively and (ii) a $250,000 revolving credit facility expiring on July 2, 2007. As of June 29, 2002, borrowings outstanding under the term loan were $75,000 and under the revolving credit facility were $92,800. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $25,000 in letters of credit. As of June 29, 2002, letters of credit outstanding against the revolver were $11,159.

Borrowings under the term loan and revolving credit facility bear interest at 1.00% to 1.75% over the rate offered to major banks in the London Interbank Eurodollar market (Eurodollar Rate), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 29, 2002 bear interest at the Eurodollar Rate or Canadian prime rate plus 1.25%. The Company also pays a fee on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

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

The credit facilities and the fixed rate notes contain various restrictive covenants that among other matters require the Company to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also provide for certain limits related to additional indebtedness, investments, issuance of stock and dividends. As of June 29, 2002, the Company was in compliance with all financial debt covenants.

The fair value of the Company’s long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the long-term debt under the term loan and revolving credit facility and under the discretionary credit facility approximates the carrying value as of June 29, 2002 and June 30, 2001. The fair value of the fixed rate term loan is $56,797 as of June 29, 2002.

Payments due on long-term debt during each of the five years subsequent to June 29, 2002 are as follows:

2003	$9,443
2004	14,545
2005	23,429
2006	25,959
2007	29,672
2008 and thereafter	121,372

Future minimum lease payments under capital leases for fiscal years 2003 through 2005 are $2,244, $1,282 and $1,282.

5. Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to balance the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated balance sheets and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

At June 29, 2002, the Company had interest rate swap contracts to pay fixed rates of interest (average rate of 6.49%) and receive variable rates of interest based on three-month London Interbank Offered Rate (LIBOR) on $40,000 notional amount of indebtedness. The $40,000 notional amount of outstanding contracts will mature $10,000 during fiscal 2003 and $30,000 during fiscal 2004. At June 30, 2001, the Company had interest rate swap contracts on $40,000 notional amount of indebtedness. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period. If these swap agreements were to be terminated, the Company would have incurred an after-tax loss on the contracts of $1,265 and $1,388 at June 29, 2002 and June 30, 2001, respectively.

The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2002. Notional amounts outstanding under foreign currency contracts at June 29, 2002 were $4,813, all of which will mature during fiscal 2003. No amounts were outstanding under such contracts at June 30, 2001 or July 1, 2000. The fair values of the foreign currency contracts were not significant as of June 29, 2002.

6. Stockholders’ Equity

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

Stock Award Plans

The Company maintains Stock Option and Compensation Plans (the Employee Plans) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year. A maximum of 1,500,000 stock awards can be granted under the Employee Plans and 329,641 awards were available for grant as of June 29, 2002.

The Company also maintains the 1996 Director Stock Option Plan (the Directors’ Plan). The Directors’ Plan provides for automatic grants of 3,000 nonqualified stock options (initial grants) to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date. The Company has reserved 100,000 shares of Class A common stock for issuance under the Directors’ Plan. These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.

The following schedule summarizes activity in the plans:

	Stock Options

				Weighted
	Employee	Directors’	Grant	Average
	Plans	Plan	Price	Exercise Price

Outstanding at June 26, 1999	258,675	25,000	$16.00–53.34	$31.98
Granted	452,183	6,000	25.00 – 45.50	34.23
Exercised	—	—	—	—
Canceled	(66,985)	—	41.56 – 49.63	44.31

Outstanding at July 1, 2000	643,873	31,000	$16.00–53.34	$33.51
Granted	330,494	8,000	21.50 – 28.50	28.38
Exercised	(433)	—	16.50	16.50
Canceled	(87,950)	—	16.50 – 46.00	39.42

Outstanding at June 30, 2001	885,984	39,000	$16.00–53.34	$33.43
Granted	427,495	11,000	25.87 – 40.85	28.16
Exercised	(36,750)	(5,000)	16.00 – 34.48	24.60
Canceled	(144,809)	(6,000)	21.50 – 46.00	31.79

Outstanding at June 29, 2002	1,131,920	39,000	$16.50–53.34	$31.98

Exercisable at June 29, 2002	272,841	26,000	$16.50–53.34	$36.09

The following schedule summarizes the information related to stock options outstanding at June 29, 2002:

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Option Life	Exercise Price	Exercisable	Exercise Price

$16.50 – 25.00	171,263	7.8	$24.75	108,763	$16.65
25.01 – 37.00	681,347	8.6	28.39	38,706	28.73
37.01 – 53.34	318,310	7.5	43.55	151,372	44.11

	1,170,920	8.2	$31.98	298,841	$36.09

Under the Employee Plans, the Company grants restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. During the fiscal years 2002, 2001 and 2000 the Company granted 33,580, 115,448 and 28,388 shares of restricted stock, respectively. The weighted average grant date fair value per share of restricted stock granted during fiscal years 2002, 2001 and 2000 was $32.67, $28.19 and $31.87, respectively. The Company records compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $937, $493 and $523 in fiscal years 2002, 2001 and 2000, respectively.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations except for restricted shares issued under the Employee Plans. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per common share would have been adjusted to the following pro forma amounts:

Fiscal Years	2002	2001	2000

Net income:
As reported	$38,267	$33,783	$37,812
Pro forma	36,139	31,839	36,621
Basic net income per share:
As reported	$1.87	$1.65	$1.85
Pro forma	1.76	1.56	1.79
Diluted net income per share:
As reported	$1.85	$1.65	$1.85
Pro forma	1.75	1.56	1.79

Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted in fiscal years 2002, 2001 and 2000 was $11.73, $12.05 and $13.06, respectively. The weighted average exercise price was $28.02, $28.37 and $33.74 for fiscal years 2002, 2001 and 2000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 4.45% for 2002, 5.90% for 2001 and 6.23% for 2000; expected dividends of $0.07 per share; expected lives of five years for 2002, 2001 and 2000; and expected volatility of 41.42% for 2002 grants, 40.00% for 2001 grants and 34.48% for 2000 grants.

7. Income Taxes

The components of the provision for income taxes are as follows:

Fiscal Years	2002	2001	2000

Current:
Federal	$14,727	$12,737	$11,366
State and local	2,075	1,588	1,310
Foreign	8,495	8,766	8,409

	25,297	23,091	21,085
Deferred	(312)	(520)	4,122

	$24,985	$22,571	$25,207

The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

Fiscal Years	2002	2001	2000

Federal taxes at the statutory rate	$22,138	$19,724	$22,057
State taxes, net of federal tax benefit	1,495	1,044	1,071
Foreign taxes	1,001	922	1,332
Permanent differences and other, net	351	881	747

Total provision	$24,985	$22,571	$25,207

Effective rate	39.5%	40.0%	40.0%

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of June 29, 2002 and June 30, 2001 are as follows:

	2002	2001

Deferred tax liabilities:
Inventory	$(20,186)	$(19,741)
Depreciation	(17,938)	(14,442)
Intangibles	(12,289)	(1,906)
Other	(2,846)	(1,400)

Total deferred tax liabilities	(53,259)	(37,489)
Deferred tax assets:
Accruals, reserves and other	20,532	8,360

Net deferred tax liability	$(32,727)	$(29,129)

The Company has foreign tax credit carryforwards of $587, which expire in fiscal 2007. A valuation allowance has been established for all foreign tax credit carryforwards due to the uncertainty of the use of the tax benefit in future periods.

8. Employee Benefit Plans

Pension Plan

The Company has a noncontributory defined benefit pension plan (the Plan) covering substantially all employees, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. The Company makes annual contributions to the Plan consistent with federal funding requirements.

Union Pension Plans

Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (Union Plans). The Company contributed and charged to expense $1,062 in 2002, $916 in 2001 and $909 in 2000 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(k) Plan

All full-time nonunion employees are eligible to participate in a 401(k) plan. The Company matches a portion of the employee’s salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a five-year employment period, were $1,229 in 2002, $713 in 2001 and $608 in 2000.

Executive Retirement Plans

The Company has a nonqualified Supplemental Executive Retirement Plan (SERP) and a nonqualified Executive Deferred Compensation Plan (DEFCO) to provide designated executives and professional employees with retirement, death and disability benefits.

Annual benefits under the SERP are based on years of service and individual compensation near retirement. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts is included in other assets in the accompanying consolidated balance sheets.

Under the DEFCO plan, the Company matches a portion of the designated employees’ contributions. The Company’s matching contributions under the DEFCO plan were $397 in 2002, $350 in 2001 and $327 in 2000. The accumulated benefit obligation of $6,680 as of June 29, 2002 and $6,913 as of June 30, 2001 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At June 29, 2002 and June 30, 2001, the estimated fair value of the investments was $6,680 and $6,913, and the cost of the investments was $8,233 and $7,481, respectively.

The changes in benefit obligation and plan assets consisted of the following for the years ended June 29, 2002 and June 30, 2001:

			Supplemental Executive
	Pension Plan		Retirement Plan

	2002	2001	2002	2001

Change in benefit obligation:
Projected benefit obligation, beginning of year	$24,936	$20,691	$7,510	$6,694
Service cost	2,141	2,027	259	336
Interest cost	1,653	1,584	441	511
Actuarial (gain) loss	(2,610)	1,314	(1,446)	180
Benefits paid	(585)	(680)	(219)	(211)

Projected benefit obligation, end of year	$25,535	$24,936	$6,545	$7,510

Change in plan assets:
Fair value of plan assets, beginning of year	$21,673	$23,214	$—	$—
Actual return (loss) on plan assets	(2,437)	(861)	—	—
Employer contributions	—	—	219	211
Benefits paid	(585)	(680)	(219)	(211)

Fair value of plan assets, end of year	$18,651	$21,673	$—	$—

Net cash surrender value of life insurance contracts			$7,516	$5,890

Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. The plan held approximately 67,500 shares of the Company’s Class B common stock at June 29, 2002 and June 30, 2001, with market values of $2,373 and $1,722, respectively. The plan received no dividends on the Company’s Class B common stock during fiscal years 2002 or 2001.

The funded status of the Company’s plans were as follows as of June 29, 2002 and June 30, 2001:

			Supplemental Executive
	Pension Plan		Retirement Plan

	2002	2001	2002	2001

Funded status	$(6,884)	$(3,263)	$(6,545)	$(7,510)
Unrecognized transition amount	—	—	—	—
Unrecognized actuarial (gain) loss	461	(1,238)	645	1,884
Unrecognized prior service cost	369	422	433	498
Intangible asset	—	—	119	409
Accrued pension liability	$(6,054)	$(4,079)	$(5,348)	$(4,719)

The following average assumptions were used to account for the plans for the years ended June 29, 2002 and June 30, 2001:

			Supplemental Executive
	Pension Plan		Retirement Plan

	2002	2001	2002	2001

Discount rate	7.50%	7.50%	7.50%	7.50%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	5.00	5.00	5.00	5.00

The components of net periodic pension cost are as follows for the years ended June 29, 2002, June 30, 2001 and July 1, 2000:

				Supplemental Executive
		Pension Plan		Retirement Plan

	2002	2001	2000	2002	2001	2000

Service cost	$2,141	$2,027	$1,753	$259	$336	$177
Interest cost	1,653	1,584	1,373	441	511	377
Expected return on assets	(1,711)	(1,837)	(1,742)	—	—	—
Net transition asset	—	—	(133)	—	—	—
Prior service cost	53	53	53	65	65	65
(Gain) loss	(161)	(326)	(473)	4	138	34

Net periodic pension cost	$1,975	$1,501	$831	$769	$1,050	$653

9. Commitments and Contingencies

Litigation

The Company is involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices, and being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where ground water contamination has been detected or is suspected. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Leases

The Company leases certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 29, 2002:

Operating Leases

2003	$9,640
2004	6,477
2005	4,905
2006	3,485
2007	2,432
2008 and thereafter	1,894

Total minimum lease payments	$28,833

Total rent expense for operating leases, including those with terms of less than one year was $15,462 in 2002, $13,564 in 2001 and $11,274 in 2000.

10. Segment Information

The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the corporate identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops and cloths, wiping towels, selected linen items and several restroom products. No one customer’s transactions account for 1.0% or more of the Company’s revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location is as follows:

	United
	States	Canada	Elimination	Total

2002:
Revenues	$549,450	$76,456	$—	$625,906
Income from operations	58,224	19,973	(1,336)	76,861
Interest expense	13,343	1,602	(1,336)	13,609
Total assets	677,029	77,859	(73,189)	681,699
Capital expenditures	26,060	3,096	—	29,156
Depreciation and amortization expense	32,219	3,434	—	35,653
Income tax expense	17,218	7,767	—	24,985
2001:
Revenues	$526,589	$76,990	$—	$603,579
Income from operations	56,327	18,856	(1,590)	73,593
Interest expense	16,853	1,976	(1,590)	17,239
Total assets	612,945	79,990	(72,972)	619,963
Capital expenditures	30,795	3,320	—	34,115
Depreciation and amortization expense	34,284	4,572	—	38,856
Income tax expense	14,699	7,872	—	22,571
2000:
Revenues	$504,234	$73,158	$—	$577,392
Income from operations	61,175	19,969	(1,423)	79,721
Interest expense	16,130	1,995	(1,423)	16,702
Total assets	586,875	72,385	(64,308)	594,952
Capital expenditures	41,886	1,813	—	43,699
Depreciation and amortization expense	34,352	4,379	—	38,731
Income tax expense	17,786	7,421	—	25,207

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of G&K Services, Inc.:

We have audited the accompanying consolidated balance sheet of G&K Services, Inc. as of June 29, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of G&K Services, Inc. as of June 30, 2001 and July 1, 2000, and for the two years then ended, were audited by other auditors who have ceased operations and whose reports dated August 10, 2001 and August 11, 2000, respectively, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. as of June 29, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of G&K Services, Inc. as of June 30, 2001 and July 1, 2000, and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted as of July 1, 2001. We have audited the disclosures in Note 3 and, in our opinion, the disclosures for fiscal years 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal years 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal year 2001 and 2000 consolidated financial statements taken as a whole.

Ernst & Young LLP

Minneapolis, Minnesota
August 9, 2002

Report of independent public accountants

To G&K Services, Inc.:

We have audited the accompanying consolidated balance sheets of G&K Services, Inc. (a Minnesota corporation) and Subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Minneapolis, Minnesota
  August 10, 2001

Note: The report above is a copy of a previously issued report and it has not been reissued by Arthur Andersen LLP (“Andersen”). Certain financial information for each of the two years in the period ended June 30, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to the current year financial statement presentation, and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during the year.