Form 10-Q
period 2002-09-28
G&K SERVICES INC
filed 2002-11-12
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 28, 2002 Commission file number 0-4063

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

YES X                      NO

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A	Outstanding November 7, 2002
Common Stock, par value $0.50 per share	19,253,686

CLASS B	Outstanding November 7, 2002
Common Stock, par value $0.50 per share	1,474,996

PART I
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-10.1 Promissory Note of Richard L. Marcantonio
EX-10.2 Stock Pledge Agreement
EX-99.1 Certification Pursuant to 18 USC Sec. 1350

G&K Services, Inc.
Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 28,
	2002	June 29,
(In thousands, except share data)	(Unaudited)	2002

ASSETS

Current Assets

Cash and cash equivalents	$10,004	$9,986

Accounts receivable, less allowance for doubtful accounts of $3,905 and $3,326	72,073	66,555

Inventories	92,717	91,733

Prepaid expenses	11,904	17,536

Total current assets	186,698	185,810

Property, Plant and Equipment, net	231,422	230,530

Goodwill, net	207,011	200,140

Other Assets	64,535	65,219

	$689,666	$681,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$18,589	$17,361

Accrued expenses	53,975	52,026

Deferred income taxes	11,093	11,157

Current maturities of long-term debt	11,450	9,443

Total current liabilities	95,107	89,987

Long-Term Debt, net of Current Maturities	211,885	214,977

Deferred Income Taxes	21,186	21,570

Other Noncurrent Liabilities	14,152	15,007

Stockholders’ Equity	347,336	340,158

	$689,666	$681,699

         The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended

	September 28,	September 29,
(In thousands, except per share data)	2002	2001

Revenues

Rental operations	$151,906	$151,763

Direct sales	4,347	5,335

Total revenues	156,253	157,098

Operating Expenses

Cost of rental operations	87,925	88,870

Cost of direct sales	3,501	3,853

Selling and administrative	36,655	36,544

Depreciation and amortization	9,019	8,769

Total operating expenses	137,100	138,036

Income from Operations	19,153	19,062

Interest expense	3,261	3,830

Income before Income Taxes	15,892	15,232

Provision for income taxes	6,198	6,017

Net Income	$9,694	$9,215

Basic weighted average number of shares outstanding	20,545	20,481

Basic Earnings per Common Share	$0.47	$0.45

Diluted weighted average number of shares outstanding	20,686	20,504

Diluted Earnings per Common Share	$0.47	$0.45

         The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended

	September 28,	September 29,
(In thousands)	2002	2001

Operating Activities:

Net income	$9,694	$9,215

Adjustments to reconcile net income to net cash provided by operating activities -

Depreciation and amortization	9,019	8,769

Deferred income taxes	(410)	(1,148)

Amortization of deferred compensation – restricted stock	272	226

Changes in current operating items, exclusive of acquisitions	2,635	5,784

Other, net	(146)	802

Net cash provided by operating activities	21,064	23,648

Investing Activities:

Property, plant and equipment additions, net	(8,976)	(5,564)

Acquisition of business assets and other	(10,772)	(21,015)

Net cash used for investing activities	(19,748)	(26,579)

Financing Activities:

Proceeds from debt financing	22,105	28,700

Repayments of debt financing	(23,293)	(21,755)

Cash dividends paid	(363)	(362)

Sale of common stock	192	42

Net cash provided by (used for) financing activities	(1,359)	6,625

Increase (Decrease) in Cash and Cash Equivalents	(43)	3,694

Effect of Exchange Rates on Cash	61	(379)

Cash and Cash Equivalents:

Beginning of period	9,986	15,317

End of period	$10,004	$18,632

         The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Three-month periods ended September 28, 2002 and September 29, 2001
(Unaudited)

The consolidated condensed financial statements included herein, except for the June 29, 2002 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended June 29, 2002, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 28, 2002, and the results of its operations and its cash flows for the three months ended September 28, 2002 and September 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The results of operations for the three-month periods ended September 28, 2002 and September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

1.	Summary of Significant Accounting Policies

Accounting policies followed by the Company are set forth in Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

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

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the first quarter of fiscal 2003. Notional amounts outstanding under foreign currency contracts at September 28, 2002 were $2,402, all of which will mature during fiscal 2003. No amounts were outstanding under such contracts at September 29, 2001. The fair values of the foreign currency contracts were not materially different as of September 28, 2002.

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

	Three Months Ended

	September 28,	September 29,
	2002	2001

Weighted average number of common shares outstanding	20,545,000	20,481,000

Shares used in computation of basic earnings per share	20,545,000	20,481,000

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	141,000	23,000

Shares used in computation of diluted earnings per share	20,686,000	20,504,000

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company adopted SFAS 143 effective June 30, 2002. The impact of adopting SFAS 143 was not material.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), for long-lived assets to be disposed of by sale. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. The Company adopted SFAS 144 effective June 30, 2002. The impact of adopting SFAS 144 was not material.

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

2.	Comprehensive Income

For the three-month periods ended September 28, 2002 and September 29, 2001, the components of comprehensive income were as follows:

	Three Months Ended

	September 28,	September 29,
	2002	2001

Net income	$9,694	$9,215

Other comprehensive income

Foreign currency translation adjustments, net of tax	(2,552)	(2,841)

Net unrealized holding loss, net of tax	(64)	(774)

Comprehensive income	$7,078	$5,600

3.	Goodwill and Intangible Assets

In July 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The changes in the carrying amount of goodwill for the period ended September 28, 2002, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 29, 2002	$173,707	$26,433	$200,140

Goodwill acquired during the period	7,704	—	7,704

Other, primarily foreign currency translation	—	(833)	(833)

Balance as of September 28, 2002	$181,411	$25,600	$207,011

Information regarding the Company’s other intangible assets are as follows:

	As of September 28, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Customer Lists	$67,571	$26,237	$41,334

Restrictive Covenants	8,303	4,337	3,966

Total	$75,874	$30,574	$45,300

	As of June 29, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Customer Lists	$66,470	$24,914	$41,556

Restrictive Covenants	7,979	4,184	3,795

Total	$74,449	$29,098	$45,351

Amortization expense for the three months ended September 28, 2002 was $1,637. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of September 28, 2002 is as follows:

2003 remaining	$4,955

2004	6,610

2005	6,542

2006	6,238

2007	6,116

2008	6,004

4.	Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three-month periods ended September 28, 2002 and September 29, 2001 is as follows:

	United
	States	Canada	Total

Fiscal Year 2003:

Revenues	$137,276	$18,977	$156,253

Income from operations	14,839	4,314	19,153

Capital expenditures	6,683	2,293	8,976

Depreciation and amortization expense	8,116	903	9,019

Fiscal Year 2002:

Revenues	$138,014	$19,084	$157,098

Income from operations	14,185	4,877	19,062

Capital expenditures	5,408	156	5,564

Depreciation and amortization expense	7,880	889	8,769

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

Critical Accounting Policies

The discussion of the financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See Note 1 to the consolidated condensed financial statements for additional discussion of the application of these and other accounting policies.

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted SFAS 142 at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. There have been no impairments of goodwill in fiscal 2003 or 2002. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2003 or 2002.

Insurance

We self-insure for certain obligations related to health and workers’ compensation programs. We purchase stop-loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. Management estimates consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analysis provided by a third party. Changes in the cost of medical care, our ability to settle claims or the estimates and judgment used by management could have a material impact on the amount and timing of expense for any period.

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three-month periods ended September 28, 2002 and September 29, 2001, and the percentage changes in these income and expense items between periods are presented in the following table:

			Percentage
	Three Months Ended		Change

			FY Q1 2003 vs. FY
	September 28, 2002	September 29, 2001	Q1 2002

Revenues:

Rental	97.2%	96.6%	0.1%

Direct	2.8	3.4	(18.5)

Total revenues	100.0	100.0	(0.5)

Expenses:

Cost of rental sales	57.9	58.6	(1.1)

Cost of direct sales	80.5	72.2	(9.1)

Total cost of sales	58.5	59.0	(1.4)

Selling and administrative	23.4	23.3	0.3

Depreciation and amortization	5.8	5.6	2.9

Income from operations	12.3	12.1	0.5

Interest expense	2.1	2.4	(14.9)

Income before income taxes	10.2	9.7	4.3

Provision for income taxes	4.0	3.8	3.0

Net income	6.2%	5.9%	5.2%

Three months ended September 28, 2002 compared to three months ended September 29, 2001

Revenues. Total revenues in the first quarter of fiscal 2003 decreased 0.5% to $156.3 million from $157.1 million in the first quarter of fiscal 2002. Rental revenue increased $0.1 million in the first quarter, or 0.1%. The net impact of acquisitions and changes in foreign currency exchange rates increased rental revenue 4.6%.

Direct sale revenue decreased 18.5% to $4.3 million in the first quarter of fiscal 2003 compared to $5.3 million in the same period of fiscal 2002. Direct sale revenue is down due to large initial stocking orders in the first quarter of fiscal 2002 and the continued postponement of customer orders in the current year quarter.

Cost of Rental and Direct Sale. Cost of rental operations decreased 1.1% to $87.9 million in the first quarter of fiscal 2003 from $88.9 million in the same period of fiscal 2002. Gross margin from rental sales increased to 42.1% in the first quarter of fiscal 2003 from 41.4% in the first quarter of fiscal 2002. Improved operational productivity and lower merchandise expense contributed to the improved rental gross margin.

Cost of direct sales decreased 9.1% to $3.5 million in the first quarter of fiscal 2003 from $3.9 million in the same period of fiscal 2002. Gross margin from direct sales decreased to 19.5% in the first quarter of fiscal 2003 from 27.8% in the first quarter of fiscal 2002. The decrease in gross margin is due primarily to lower revenue.

Selling and Administrative. Selling and administrative expenses increased 0.3% to $36.7 million in the first quarter of fiscal 2003 from $36.5 million in the same period of fiscal 2002. As a percentage of total revenues, selling and administrative expenses increased to 23.4% in the first quarter of fiscal 2003 from 23.3% in the same period of fiscal 2002. Sales and marketing expenses focused on organic revenue growth and increasing property and casualty insurance costs drove the majority of the increase.

Depreciation and Amortization. Depreciation and amortization expense increased 2.9% to $9.0 million in the first quarter of fiscal 2003 from $8.8 million in the same period of fiscal 2002. As a percentage of total revenues, depreciation and amortization expense increased to 5.8% in the first quarter of fiscal 2003 from 5.6% in the same period of fiscal 2002. Capital expenditures, excluding acquisition of businesses, was $9.0 million in the first quarter of fiscal 2003 compared to $5.6 million in the prior year’s quarter.

Interest Expense. Interest expense was $3.3 million in the first quarter of fiscal 2003, down from $3.8 million in the same period of fiscal 2002. The decrease in interest expense is due primarily to lower effective interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 39.0% in the first quarter of fiscal 2003 from 39.5% in the same period of fiscal 2002 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under the term loan and revolving credit facilities. Primary uses of this cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $21.1 million in the first quarter of fiscal 2003 and $23.6 million in the same period of fiscal 2002.

Working capital at September 28, 2002 was $91.6 million, down 4.4% from $95.8 million at June 29, 2002. The decrease was largely driven by an increase in current maturities of long-term debt associated with debt amortization and acquisitions in the first quarter of fiscal 2003.

Investing Activities. Net cash used in investing activities was $19.7 million in the first quarter of fiscal 2003 and $26.6 million in the first quarter of fiscal 2002. In both fiscal years 2003 and 2002, cash was largely used for acquisitions and property, plant and equipment additions.

Financing Activities. Cash used for financing activities was $1.4 million in the first quarter of fiscal 2003 and cash provided by financing activities was $6.6 million in the same period of fiscal 2002. Cash used in fiscal 2003 was primarily related to repayment of long-term debt. Cash provided in fiscal 2002 was used primarily in acquisitions of businesses. We paid dividends of $0.4 million during the quarter.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of September 28, 2002 for the fiscal years ending June (in millions):

	2003 Remaining	2004	2005	2006	2007	2008 and Thereafter	Total

Variable rate term loan and revolving credit facility	$5,625	$13,125	$15,000	$18,750	$22,500	$92,100	$167,100

Fixed rate term loan	—	—	7,143	7,143	7,143	28,571	50,000

Other debt arrangements, including capital leases	1,519	1,183	1,286	66	29	—	4,083

Operating leases	7,069	6,477	4,905	3,485	2,432	1,894	26,262

Total contractual cash obligations	$14,213	$20,785	$28,334	$29,444	$32,104	$122,565	$247,445

Also, at September 28, 2002, we had stand-by letters of credit totaling $11.1 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At September 28, 2002, we had available cash on hand of $10.0 million and approximately $146.8 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2003; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2003 will be approximately $30.0 million to $35.0 million.

The amount of cash flow generated from operations is subject to a number of risks and uncertainties. In fiscal 2003, we may actively seek and consider acquisitions of business assets, the consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that available capacity under our revolving credit facility will be adequate to finance any such acquisitions and planned capital expenditures in fiscal 2003.

Impact of Inflation

In general, management believes that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, and continued focus on improvements of operational productivity. Customer agreements generally provide for price increases consistent with the rate of inflation or 5.0%, whichever is greater.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We adopted SFAS 143 effective June 30, 2002. The impact of adopting SFAS 143 was not material.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), for long-lived assets to be disposed of by sale. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. We adopted SFAS 144 effective June 30, 2002. The impact of adopting SFAS 144 was not material.

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

Cautionary Statements Regarding Forward-Looking Statements

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

Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the corporate identity apparel and facility services industry; and the availability of capital to finance planned growth. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 29, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for the first quarter of fiscal 2003 by approximately $1.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 28, 2002 on the change in the cost of variable rate debt.

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

We may periodically hedge firm cash flow commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the first quarter of fiscal 2003. Notional amounts outstanding under foreign currency contracts at September 28, 2002 were $2.4 million, all of which will mature during fiscal 2003. No amounts were outstanding under such contracts at September 29, 2001. The fair values of the foreign currency contracts were not materially different as of September 28, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of disclosure controls and procedures within 90 days of filing this quarterly report (the “Evaluation Date”). After evaluating the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer, along with other key management, have determined that disclosure controls and procedures were effective and designed to ensure that material information relating to G&K Services and its consolidated subsidiaries would be made known to them on a timely basis. There were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.     Exhibits

10.1 Promissory Note of Richard L. Marcantonio dated July 26, 2002 and payable to the Registrant

10.2 Stock Pledge Agreement dated as of July 26, 2002, by and between the Registrant and Richard L. Marcantonio

99.1 Certification of the Company’s Chief Executive Officer, Thomas R. Moberly, and Chief Financial Officer, Jeffrey L. Wright, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.     Reports on Form 8-K

A Form 8-K, Item 5. Other Events was filed on October 4, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	G&K SERVICES, INC. (Registrant)

	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright Chief Financial Officer and Secretary (Principal Financial Officer)

	By:	/s/ Michael F. Woodard

Michael F. Woodard Controller (Principal Accounting Officer)

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas R. Moberly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of G&K Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

	By:	/s/ Thomas R. Moberly

Thomas R. Moberly Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey L. Wright, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of G&K Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright Chief Financial Officer and Secretary (Principal Financial Officer)