Form 10-Q
period 2002-12-28
G&K SERVICES INC
filed 2003-02-11
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 28, 2002 Commission file number 0-4063

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

YES X	NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A	Outstanding February 6, 2003
Common Stock, par value $0.50 per share	19,257,585

CLASS B	Outstanding February 6, 2003
Common Stock, par value $0.50 per share	1,474,996

G&K Services, Inc.
Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 28,
	2002	June 29,
(In thousands)	(Unaudited)	2002

ASSETS
Current Assets
Cash and cash equivalents	$17,573	$9,986
Accounts receivable, less allowance for doubtful accounts of $4,155 and $3,326	74,297	66,555
Inventories	94,617	91,733
Prepaid expenses	11,251	17,536

Total current assets	197,738	185,810

Property, Plant and Equipment, net	249,095	230,530
Goodwill, net	241,661	200,140
Other Assets	71,520	65,219

	$760,014	$681,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,814	$17,361
Accrued expenses	59,059	52,026
Deferred income taxes	11,111	11,157
Current maturities of long-term debt	10,257	9,443

Total current liabilities	99,241	89,987

Long-Term Debt, net of Current Maturities	264,581	214,977
Deferred Income Taxes	23,547	21,570
Other Noncurrent Liabilities	14,633	15,007
Stockholders’ Equity	358,012	340,158

	$760,014	$681,699

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	Dec 28,	Dec 29,	Dec 28,	Dec 29,
(In thousands, except per share data)	2002	2001	2002	2001

Revenues
Rental operations	$158,030	$149,660	$309,936	$301,423
Direct sales	8,020	6,001	12,367	11,336

Total revenues	166,050	155,661	322,303	312,759

Operating Expenses
Cost of rental operations	92,487	87,232	180,412	176,102
Cost of direct sales	5,427	4,226	8,928	8,079
Selling and administrative	38,827	36,314	75,482	72,858
Depreciation and amortization	9,454	8,832	18,473	17,601

Total operating expenses	146,195	136,604	283,295	274,640

Income from Operations	19,855	19,057	39,008	38,119
Interest expense	3,531	3,292	6,792	7,122

Income before Income Taxes	16,324	15,765	32,216	30,997
Provision for income taxes	6,366	6,227	12,564	12,244

Net Income	$9,958	$9,538	$19,652	$18,753

Basic weighted average number of shares outstanding	20,567	20,483	20,556	20,482
Basic Earnings per Common Share	$0.48	$0.47	$0.96	$0.92

Diluted weighted average number of shares outstanding	20,759	20,566	20,722	20,535
Diluted Earnings per Common Share	$0.48	$0.46	$0.95	$0.91

Dividends per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended

	December 28,	December 29,
(In thousands)	2002	2001

Operating Activities:
Net income	$19,652	$18,753
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	18,473	17,601
Deferred income taxes	(331)	(1,294)
Amortization of deferred compensation — restricted stock	544	447
Changes in current operating items, exclusive of acquisitions	8,782	5,556
Other, net	240	1,268

Net cash provided by operating activities	47,360	42,331

Investing Activities:
Property, plant and equipment additions, net	(18,074)	(13,657)
Acquisitions of business assets and other	(71,797)	(33,719)

Net cash used for investing activities	(89,871)	(47,376)

Financing Activities:
Proceeds from debt financing	163,209	48,709
Repayments of debt financing	(112,839)	(41,913)
Cash dividends paid	(725)	(722)
Sale of common stock	384	187

Net cash provided by financing activities	50,029	6,261

Increase in Cash and Cash Equivalents	7,518	1,216
Effect of Exchange Rates on Cash	69	(510)
Cash and Cash Equivalents:
Beginning of period	9,986	15,317

End of period	$17,573	$16,023

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Three and six month periods ended December 28, 2002 and December 29, 2001
(Unaudited)

The consolidated condensed financial statements included herein, except for the June 29, 2002 balance sheet which was extracted from the audited consolidated financial statements for the fiscal year ended June 29, 2002, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 28, 2002, and the results of its operations for the three and six months ended and its cash flows for the six months ended December 28, 2002 and December 29, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and six month periods ended December 28, 2002 and December 29, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the second quarter of fiscal 2003. Notional amounts outstanding under foreign currency contracts at December 28, 2002 were $2,402, all of which will mature during fiscal 2003. No amounts were outstanding under such contracts at December 29, 2001. The fair values of the foreign currency contracts were not materially different as of December 28, 2002.

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

	Three Months Ended		Six Months Ended

	Dec 28,	Dec 29,	Dec 28,	Dec 29,
	2002	2001	2002	2001

Weighted average number of common shares outstanding	20,567,000	20,483,000	20,556,000	20,482,000

Shares used in computation of basic earnings per share	20,567,000	20,483,000	20,556,000	20,482,000

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	192,000	83,000	166,000	53,000

Shares used in computation of diluted earnings per share	20,759,000	20,566,000	20,722,000	20,535,000

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force Issue

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS 146 for all exit or disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based compensation, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with the third quarter ending March 29, 2003.

2.	Comprehensive Income

For the three and six month periods ended December 28, 2002 and December 29, 2001, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended

	Dec 28,	Dec 29,	Dec 28,	Dec 29,
	2002	2001	2002	2001

Net income	$9,958	$9,538	$19,652	$18,753
Other comprehensive income
Foreign currency translation adjustments, net of tax	581	(767)	(1,971)	(3,608)
Net unrealized holding gain (loss), net of tax	34	293	(30)	(481)

Comprehensive income	$10,573	$9,064	$17,651	$14,664

3.	Acquisitions

During the current fiscal year, the Company has made several small acquisitions, including the acquisition of Rental Uniform Company at the beginning of the current quarter. All acquisitions were accounted for using the purchase method. The total purchase consideration, including related acquisition costs of these transactions, was approximately $60,713 for the three months ended December 28, 2002 and $71,186 for the six months ended December 28, 2002. The total purchase price exceeded the estimated fair values of assets acquired by approximately $34,522 for the three months ended December 28, 2002 and $42,226 for the six months ended December 28, 2002.

The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material to the Company.

4.	Goodwill and Intangible Assets

In July 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The changes in the carrying amount of goodwill for the six months ended December 28, 2002, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 29, 2002	$173,707	$26,433	$200,140
Goodwill acquired during the period	42,226	—	42,226
Other, primarily foreign currency translation	—	(705)	(705)

Balance as of December 28, 2002	$215,933	$25,728	$241,661

Information regarding the Company’s other intangible assets are as follows:

	As of December 28, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Customer Lists	$74,586	$27,892	$46,694
Restrictive Covenants	9,556	4,565	4,991

Total	$84,142	$32,457	$51,685

	As of June 29, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Customer Lists	$66,470	$24,914	$41,556
Restrictive Covenants	7,979	4,184	3,795

Total	$74,449	$29,098	$45,351

Amortization expense for the six months ended December 28, 2002 was $3,495. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of December 28, 2002 is as follows:

2003 remaining	$3,790
2004	7,495
2005	7,427
2006	7,123
2007	7,001
2008	6,699

5.	Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and six month periods ended December 28, 2002 and December 29, 2001 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Second Quarter Fiscal Year 2003:
Revenues	$146,476	$19,574	$166,050
Income from operations	15,388	4,467	19,855
Capital expenditures	6,158	2,940	9,098
Depreciation and amortization expense	8,635	819	9,454
Second Quarter Fiscal Year 2002:
Revenues	$136,674	$18,987	$155,661
Income from operations	14,391	4,666	19,057
Capital expenditures	7,827	266	8,093
Depreciation and amortization expense	7,985	847	8,832

	United
For the Six Months Ended	States	Canada	Total

Fiscal Year 2003:
Revenues	$283,752	$38,551	$322,303
Income from operations	30,227	8,781	39,008
Capital expenditures	12,841	5,233	18,074
Depreciation and amortization expense	16,751	1,722	18,473
Fiscal Year 2002:
Revenues	$274,688	$38,071	$312,759
Income from operations	28,576	9,543	38,119
Capital expenditures	13,235	422	13,657
Depreciation and amortization expense	15,865	1,736	17,601

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(Unaudited)

Overview

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing corporate identity apparel and facility services programs to a wide variety of North American industrial, service and high-technology companies. We rent uniforms and other related products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $6.3 billion, while the direct sales market, targeted by us, is approximately $4.5-$5.0 billion in size.

During the current fiscal year, we have made several small acquisitions, including the acquisition of Rental Uniform Company at the beginning of the current quarter. All acquisitions were accounted for using the purchase method. The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was approximately $60.7 million for the three months ended December 28, 2002 and $71.2 million for the six months ended December 28, 2002. The total purchase price exceeded the estimated fair values of assets acquired by approximately $34.5 million for the three months ended December 28, 2002 and $42.2 million for the six months ended December 28, 2002.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 28, 2002 and December 29, 2001, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change

					Three Months	Six Months
	Dec 28,	Dec 29,	Dec 28,	Dec 29,	FY 2003	FY 2003
	2002	2001	2002	2001	vs. FY 2002	vs. FY 2002

Revenues:
Rental	95.2%	96.1%	96.2%	96.4%	5.6%	2.8%
Direct	4.8	3.9	3.8	3.6	33.6	9.1

Total revenues	100.0	100.0	100.0	100.0	6.7	3.1
Expenses:
Cost of rental sales	58.5	58.3	58.2	58.4	6.0	2.4
Cost of direct sales	67.7	70.4	72.2	71.3	28.4	10.5

Total cost of sales	58.9	58.8	58.8	58.9	7.1	2.8
Selling and administrative	23.4	23.3	23.4	23.3	6.9	3.6
Depreciation and amortization	5.7	5.7	5.7	5.6	7.0	5.0

Income from operations	12.0	12.2	12.1	12.2	4.2	2.3
Interest expense	2.2	2.1	2.1	2.3	7.3	(4.6)

Income before income taxes	9.8	10.1	10.0	9.9	3.5	3.9
Provision for income taxes	3.8	4.0	3.9	3.9	2.2	2.6

Net income	6.0%	6.1%	6.1%	6.0%	4.4%	4.8%

Three months ended December 28, 2002 compared to three months ended December 29, 2001

Revenues. Total revenues in the second quarter of fiscal 2003 increased 6.7% to $166.1 million from $155.7 million in the second quarter of fiscal 2002. Rental revenue increased $8.4 million in the second quarter, or 5.6%. If the net impact of acquisitions and changes in foreign currency exchange rates is removed, the internal growth rate of the industrial rental business was approximately (3.0)%.

Direct sale revenue increased 33.6% to $8.0 million in the second quarter of fiscal 2003 compared to $6.0 million in the same period of fiscal 2002. Direct sale revenue is up due to the success of our annual winter outerwear promotion.

Cost of Rental and Direct Sale. Cost of rental operations increased 6.0% to $92.5 million in the second quarter of fiscal 2003 from $87.2 million in the same period of fiscal 2002. Gross margin from rental sales decreased to 41.5% in the second quarter of fiscal 2003 from 41.7% in the second quarter of fiscal 2002. The decrease in rental gross margin is due to higher costs for energy, acquisition integration and plant consolidation, partially offset by improved operational productivity.

Cost of direct sales increased 28.4% to $5.4 million in the second quarter of fiscal 2003 from $4.2 million in the same period of fiscal 2002. Gross margin from direct sales increased to 32.3% in the second quarter of fiscal 2003 from 29.6% in the second quarter of fiscal 2002. The increase in gross margin is due to leveraging fixed costs over the higher sales volume.

Selling and Administrative. Selling and administrative expenses increased 6.9% to $38.8 million in the second quarter of fiscal 2003 from $36.3 million in the same period of fiscal 2002. As a percentage of total revenues, selling and administrative expenses increased to 23.4% in the second quarter of fiscal 2003 from 23.3% in the same period of fiscal 2002.

Depreciation and Amortization. Depreciation and amortization expense increased 7.0% to $9.5 million in the second quarter of fiscal 2003 from $8.8 million in the same period of fiscal 2002. As a percentage of total revenues, depreciation and amortization expense was 5.7% in the second quarter of both fiscal 2003 and fiscal 2002. Capital expenditures, excluding acquisition of businesses, were $9.1 million in the second quarter of fiscal 2003 compared to $8.1 million in the prior year’s quarter.

Interest Expense. Interest expense was $3.5 million in the second quarter of fiscal 2003, up from $3.3 million in the same period of fiscal 2002. The increase in interest expense is due primarily to higher debt levels in conjunction with our acquisition activities, partially offset by lower effective interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 39.0% in the second quarter of fiscal 2003 from 39.5% in the same period of fiscal 2002 due largely to decreases in Canadian statutory income tax rates.

Six months ended December 28, 2002 compared to six months ended December 29, 2001

Revenues. Total revenues for the first six months of fiscal 2003 increased 3.1% to $322.3 million from $312.8 million for the same period of fiscal 2002. Rental revenue increased $8.5 million in the first six months or 2.8%. If the net impact of acquisitions and changes in foreign currency exchange rates is removed, the internal growth rate of the industrial rental business was approximately (4.0)%.

Direct sale revenue increased 9.1% to $12.4 million in the first six months of fiscal 2003 compared to $11.3 million in the same period of fiscal 2002. Direct sale revenue is up due to the success of our annual winter outerwear promotion in the second quarter, partially offset by the continued postponement of customer direct sale orders.

Cost of Rental and Direct Sale. Cost of rental operations increased 2.4% to $180.4 million in the first six months of fiscal 2003 from $176.1 million in the same period of fiscal 2002. Gross margin from rental sales increased to 41.8% in the first six months of fiscal 2003 from 41.6% in the same period of fiscal 2002. Improved operational productivity and lower merchandise expense, partially offset by higher costs of energy, acquisition integration and plant consolidation, contributed to the improved rental gross margin.

Cost of direct sales increased 10.5% to $8.9 million in the six months of fiscal 2003 from $8.1 million in the same period of fiscal 2002. Gross margin from direct sales decreased to 27.8% in the first six months of fiscal 2003 from 28.7% in the same period of fiscal 2002. The decrease in gross margin is due primarily to large initial stocking orders in the first quarter of fiscal 2002 and the continued postponement of customer direct sale orders in the current year, partially offset by the successful winter outerwear promotion.

Selling and Administrative. Selling and administrative expenses increased 3.6% to $75.5 million in the first six months of fiscal 2003 from $72.9 million in the same period of fiscal 2002. As a percentage of total revenues, selling and administrative expenses increased to 23.4% in the first six months of fiscal 2003 from 23.3% in the same period of fiscal 2002.

Depreciation and Amortization. Depreciation and amortization expense increased 5.0% to $18.5 million in the first six months of fiscal 2003 from $17.6 million in the same period of fiscal 2002. As a percentage of total revenues, depreciation and amortization expense increased to 5.7% in the first six months of fiscal 2003 from 5.6% in the same period of fiscal 2002. Capital expenditures, excluding acquisition of businesses, were $18.1 million in the first six months of fiscal 2003 compared to $13.7 million in the same period of fiscal 2002.

Interest Expense. Interest expense was $6.8 million in the first six months of fiscal 2003, down from $7.1 million in the same period of fiscal 2002. The decrease in interest expense is due primarily to lower effective interest rates, partially offset by higher debt levels in conjunction with our acquisition activities.

Provision for Income Taxes. Our effective tax rate decreased to 39.0% in the first six months of fiscal 2003 from 39.5% in the same period of fiscal 2002 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under the term loan and revolving credit facilities. Primary uses of this cash are interest payments on indebtedness, capital expenditures, acquisition of business assets and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $47.4 million in the first six months of fiscal 2003 and $42.3 million in the same period of fiscal 2002.

Working capital at December 28, 2002 was $98.5 million, up 2.8% from $95.8 million at June 29, 2002. The increase was largely due to acquisitions during the current year, partially offset by an increase in current maturities of long-term debt associated with debt amortization.

Investing Activities. Net cash used in investing activities was $89.9 million in the first six months of fiscal 2003 and $47.4 million in the same period of fiscal 2002. In both fiscal years 2003 and 2002, cash was largely used for acquisition of business assets and property, plant and equipment additions.

Financing Activities. Cash provided by financing activities was $50.0 million in the first six months of fiscal 2003 and $6.3 million in the same period of fiscal 2002. Cash provided in both fiscal years 2003 and 2002 was used primarily in acquisitions of businesses. We paid dividends of $0.7 million during the first six months of fiscal 2003.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of December 28, 2002 for the fiscal years ending June (in thousands):

	2003 Remaining	2004	2005	2006	2007	2008 and Thereafter	Total

Variable rate term loan and revolving credit facility	$1,875	$13,125	$15,000	$18,750	$22,500	$147,900	$219,150
Fixed rate term loan	—	—	7,143	7,143	7,143	28,571	50,000
Other debt arrangements, including capital leases	1,026	1,183	1,286	66	29	—	3,590
Operating leases	5,849	9,260	7,676	5,486	4,441	4,292	37,004

Total contractual cash obligations	$8,750	$23,568	$31,105	$31,445	$34,113	$180,763	$309,744

Also, at December 28, 2002, we had stand-by letters of credit totaling $10.9 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At December 28, 2002, we had available cash on hand of $17.6 million and approximately $91.2 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2003; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2003 will be approximately $30.0 million to $35.0 million.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will apply the provisions of SFAS 146 for all exit or disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. We will continue to apply Accounting Principles Board

Opinion No. 25 as the method used to account for stock-based compensation, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with the third quarter ending March 29, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for the second quarter of fiscal 2003 by approximately $0.4 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 28, 2002 on the change in the cost of variable rate debt.

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

PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The Company held its Annual Meeting of Stockholders on November 7, 2002.

b.	The following three persons were elected as Class I directors: Michael G. Allen, Richard Fink and M. Lenny Pippin. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: Paul Baszucki, Wayne M. Fortun, Donald W. Goldfus, Thomas Moberly, William M. Hope and D.R. Verdoorn.

c.	1.	Each director nominee received the following votes:

	Shares

	In Favor	Withhold Authority

Mr. Allen	31,202,860	1,357,164
Mr. Fink	28,261,283	4,298,741
Mr. Pippin	30,720,716	1,839,308

2.	Stockholders approved an amendment to the Company’s 1998 Stock Option and Compensation Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,500,000 to 3,000,000 shares with 22,077,733 shares in favor, 6,824,526 shares voting against, 73,096 shares abstaining and 3,584,669 broker non-vote.

3.	Stockholders ratified the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors of the Company for 2003: 32,021,853 shares in favor, 502,788 shares voting against and 35,383 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

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

Date: February 11, 2003	G&K SERVICES, INC. (Registrant)

	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright Chief Financial Officer and Secretary (Principal Financial Officer)

	By:	/s/ Michael F. Woodard

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

Date: February 11, 2003

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

Date: February 11, 2003

	By:	/s/ Jeffrey L. Wright Jeffrey L. Wright Chief Financial Officer and Secretary (Principal Financial Officer)