Form 10-Q
period 2003-03-29
G&K SERVICES INC
filed 2003-05-13
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 29, 2003 Commission file number 0-4063

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

YES☒	NO☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES☒	NO☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $0.50 per share	Outstanding May 8, 2003 19,260,402

CLASS B Common Stock, par value $0.50 per share	Outstanding May 8, 2003 1,474,996

G&K Services, Inc.
Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 29,
	2003	June 29,
(In thousands)	(Unaudited)	2002

ASSETS
Current Assets
Cash and cash equivalents	$14,050	$9,986
Accounts receivable, less allowance for doubtful accounts of $4,713 and $3,326	67,084	66,555
Inventories	94,370	91,733
Prepaid expenses	11,040	17,536

Total current assets	186,544	185,810

Property, Plant and Equipment, net	246,584	230,530
Goodwill, net	251,046	200,140
Other Assets	69,447	65,219

	$753,621	$681,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,507	$17,361
Accrued expenses	59,599	52,026
Deferred income taxes	11,316	11,157
Current maturities of long-term debt	10,789	9,443

Total current liabilities	101,211	89,987

Long-Term Debt, net of Current Maturities	245,062	214,977
Deferred Income Taxes	23,434	21,570
Other Noncurrent Liabilities	14,634	15,007
Stockholders’ Equity	369,280	340,158

	$753,621	$681,699

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
(In thousands, except per share data)	2003	2002	2003	2002

Revenues
Rental operations	$171,065	$162,904	$508,149	$490,555
Direct sales	5,455	4,709	17,822	16,045

Total revenues	176,520	167,613	525,971	506,600

Operating Expenses
Cost of rental operations	108,524	99,645	316,084	301,975
Cost of direct sales	4,566	3,343	13,494	11,422
Selling and administrative	40,070	36,447	115,552	109,305
Depreciation and amortization	9,511	8,939	27,984	26,540

Total operating expenses	162,671	148,374	473,114	449,242

Income from Operations	13,849	19,239	52,857	57,358
Interest expense	3,406	3,113	10,198	10,235

Income before Income Taxes	10,443	16,126	42,659	47,123
Provision for income taxes	4,073	6,370	16,637	18,614

Net Income	$6,370	$9,756	$26,022	$28,509

Basic weighted average number of shares outstanding	20,608	20,518	20,574	20,494
Basic Earnings per Common Share	$0.31	$0.48	$1.26	$1.39

Diluted weighted average number of shares outstanding	20,676	20,760	20,707	20,610
Diluted Earnings per Common Share	$0.31	$0.47	$1.26	$1.38

Dividends per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended

	March 29,	March 30,
(In thousands)	2003	2002

Operating Activities:
Net income	$26,022	$28,509
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	27,984	26,540
Deferred income taxes	(320)	(3,910)
Amortization of deferred compensation — restricted stock	768	695
Changes in current operating items, exclusive of
acquisitions	17,945	12,679
Other, net	867	1,362

Net cash provided by operating activities	73,266	65,875

Investing Activities:
Property, plant and equipment additions, net	(24,703)	(21,598)
Acquisitions of business assets and other	(75,795)	(69,724)

Net cash used for investing activities	(100,498)	(91,322)

Financing Activities:
Proceeds from debt financing	166,814	86,014
Repayments of debt financing	(135,225)	(62,788)
Cash dividends paid	(1,088)	(1,084)
Sale of common stock	500	334

Net cash provided by financing activities	31,001	22,476

Increase (Decrease) in Cash and Cash Equivalents	3,769	(2,971)
Effect of Exchange Rates on Cash	295	(295)
Cash and Cash Equivalents:
Beginning of period	9,986	15,317

End of period	$14,050	$12,051

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and nine month periods ended March 29, 2003 and March 30, 2002
(Unaudited)

The consolidated condensed financial statements included herein, except for the June 29, 2002 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 29, 2002, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 29, 2003, and the results of its operations for the three and nine months ended and its cash flows for the nine months ended March 29, 2003 and March 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and nine month periods ended March 29, 2003 and March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Beginning in the third quarter of fiscal 2003, the Company made a change in the classification of billings to customers for lost or abused merchandise to a preferred classification of including such billings in revenue. Accordingly, all prior period billings for lost or abused garments have been reclassified from a reduction of cost of rental operations to rental operations revenue. Billings reclassified totaled $13,471 in the third quarter of fiscal 2003 and $12,542 in the same period of fiscal 2002. For the nine months of fiscal 2003 billings reclassified were $40,619 and were $38,770 for the nine months of fiscal 2002. This reclassification did not impact current or historical net income or stockholders’ equity.

Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is at a fixed rate during the interest rate swap contract period.

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the third quarter of fiscal 2003. Notional amounts outstanding under foreign currency contracts at March 29, 2003 were $2,524, all of which will mature during fiscal 2003. No amounts were outstanding under such contracts at March 30, 2002. Foreign currency contracts were recorded at fair value as of March 29, 2003.

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

	Three Months Ended		Nine Months Ended

	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2003	2002	2003	2002

Weighted average number of common shares outstanding used in computation of basic earning per share	20,608	20,518	20,574	20,494

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	68	242	133	116

Shares used in computation of diluted earnings per share	20,676	20,760	20,707	20,610

Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the Employee Plans), which are more fully described in Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $224 and $248 for the three month periods and $768 and $695 for the nine month periods ended March 29, 2003 and March 30, 2002, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards No. 123,

“Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per common share would have been adjusted as follows:

	Three Months Ended		Nine Months Ended

	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2003	2002	2003	2002

Net income, as reported	$6,370	$9,756	$26,022	$28,509
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(298)	(516)	(1,228)	(1,592)

Pro forma net income	$6,072	$9,240	$24,794	$26,917

Basic net income per share:
As reported	$0.31	$0.48	$1.26	$1.39
Pro forma	0.29	0.45	1.21	1.31
Diluted net income per share:
As reported	$0.31	$0.47	$1.26	$1.38
Pro forma	0.29	0.45	1.20	1.31

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 effective January 1, 2003. The impact of adopting SFAS 146 was not material.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based compensation, where applicable. The Company adopted the disclosure requirements of SFAS 148 beginning with the third quarter ended March 29, 2003.

2.	Comprehensive Income

For the three and nine month periods ended March 29, 2003 and March 30, 2002, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended

	Mar 29,	Mar 30,	Mar 29,	Mar 30,
	2003	2002	2003	2002

Net income	$6,370	$9,756	$26,022	$28,509
Other comprehensive income
Foreign currency translation adjustments, net of tax	4,793	75	2,822	(3,533)
Net unrealized gain on derivative financial instruments, net of tax	128	537	98	56

Comprehensive income	$11,291	$10,368	$28,942	$25,032

3.	Acquisitions

During fiscal year 2003, the Company has made several insignificant acquisitions, including the acquisition of Rental Uniform Company at the beginning of the second quarter. All acquisitions were accounted for using the purchase method. The total purchase consideration, including related acquisition costs of these transactions, was approximately $3,621 for the three months ended March 29, 2003 and $74,807 for the nine months ended March 29, 2003. The total purchase price exceeded the estimated fair values of assets acquired by approximately $7,910 for the three months ended March 29, 2003 and $50,136 for the nine months ended March 29, 2003.

The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material to the Company.

4.	Goodwill and Intangible Assets

In July 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The changes in the carrying amount of goodwill for the nine months ended March 29, 2003, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 29, 2002	$173,707	$26,433	$200,140
Goodwill acquired during the period	50,136	—	50,136
Other, primarily foreign currency translation	—	770	770

Balance as of March 29, 2003	$223,843	$27,203	$251,046

Information regarding the Company’s other intangible assets are as follows:

	As of March 29, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts and related customer relationships	$74,700	$29,819	$44,881
Non-competition agreements	9,581	4,806	4,775

Total	$84,281	$34,625	$49,656

	As of June 29, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts and related customer relationships	$66,470	$24,914	$41,556
Non-competition agreements	7,979	4,184	3,795

Total	$74,449	$29,098	$45,351

Amortization expense for the nine months ended March 29, 2003 was $5,362. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of March 29, 2003 is as follows:

2003 remaining	$1,904
2004	7,470
2005	7,402
2006	7,098
2007	6,975
2008	6,673

5.	Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and nine month periods ended March 29, 2003 and March 30, 2002 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Third Quarter Fiscal Year 2003:
Revenues	$154,793	$21,727	$176,520
Income from operations	11,000	2,849	13,849
Capital expenditures	4,170	2,459	6,629
Depreciation and amortization expense	8,669	842	9,511
Third Quarter Fiscal Year 2002:
Revenues	$147,228	$20,385	$167,613
Income from operations	14,901	4,338	19,239
Capital expenditures	6,685	1,256	7,941
Depreciation and amortization expense	8,097	842	8,939

	United
For the Nine Months Ended	States	Canada	Total

Fiscal Year 2003:
Revenues	$462,678	$63,293	$525,971
Income from operations	41,227	11,630	52,857
Capital expenditures	17,011	7,692	24,703
Depreciation and amortization expense	25,420	2,564	27,984
Fiscal Year 2002:
Revenues	$445,260	$61,340	$506,600
Income from operations	43,477	13,881	57,358
Capital expenditures	19,920	1,678	21,598
Depreciation and amortization expense	23,962	2,578	26,540

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Unaudited)

Overview

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing corporate identity apparel and facility services programs to a wide variety of North American industrial, service and high-technology companies. We rent uniforms and other related products such as floor mats, dust mops and cloths, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $6.3 billion, while the direct sales market, targeted by us, is approximately $4.5-$5.0 billion in size.

During fiscal year 2003, we have made several insignificant acquisitions, including the acquisition of Rental Uniform Company at the beginning of the second quarter. All acquisitions were accounted for using the purchase method. The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was approximately $3.6 million for the three months ended March 29, 2003 and $74.8 million for the nine months ended March 29, 2003. The total purchase price exceeded the estimated fair values of assets acquired by approximately $7.9 million for the three months ended March 29, 2003 and $50.1 million for the nine months ended March 29, 2003.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Beginning in the third quarter of fiscal 2003, we made a change in the classification of billings to customers for lost or abused merchandise to a preferred classification of including such billings in revenue. Accordingly, all prior period billings for lost or abused garments have been reclassified from a reduction of cost of rental operations to rental operations revenue. Billings reclassified totaled $13.5 million in the third quarter of fiscal 2003 and $12.5 million in the same period of fiscal 2002. For the nine months of fiscal 2003 billings reclassified were $40.6 million and were $38.8 million for the nine months of fiscal 2002. This reclassification did not impact current or historical net income or stockholders’ equity.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended March 29, 2003 and March 30, 2002, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change

					Three Months	Nine Months
	Mar 29,	Mar 30,	Mar 29,	Mar 30,	FY 2003	FY 2003
	2003	2002	2003	2002	vs. FY 2002	vs. FY 2002

Revenues:
Rental	96.9%	97.2%	96.6%	96.8%	5.0%	3.6%
Direct	3.1	2.8	3.4	3.2	15.8	11.1

Total revenues	100.0	100.0	100.0	100.0	5.3	3.8

Expenses:
Cost of rental sales	63.4	61.2	62.2	61.6	8.9	4.7
Cost of direct sales	83.7	71.0	75.7	71.2	36.6	18.1

Total cost of sales	64.1	61.4	62.7	61.9	9.8	5.2

Selling and administrative	22.7	21.7	22.0	21.6	9.9	5.7
Depreciation and amortization	5.4	5.4	5.3	5.2	6.4	5.4

Income from operations	7.8	11.5	10.0	11.3	(28.0)	(7.8)

Interest expense	1.9	1.9	1.9	2.0	9.4	(0.4)

Income before income taxes	5.9	9.6	8.1	9.3	(35.2)	(9.5)
Provision for income taxes	2.3	3.8	3.2	3.7	(36.1)	(10.6)

Net income	3.6%	5.8%	4.9%	5.6%	(34.7)%	(8.7)%

Three months ended March 29, 2003 compared to three months ended March 30, 2002

Revenues. Total revenues in the third quarter of fiscal 2003 increased 5.3% to $176.5 million from $167.6 million in the third quarter of fiscal 2002. Rental revenue increased $8.2 million in the third quarter, or 5.0%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 2.5%. The decline in the organic industrial rental growth rate is as a result of an increase in lost uniform wearers within our existing customer base. We believe that the organic industrial rental growth rate better reflects the growth of our existing industrial business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue increased 15.8% to $5.5 million in the third quarter of fiscal 2003 compared to $4.7 million in the same period of fiscal 2002. Direct sale revenue is up due to initiatives to penetrate direct sale opportunities with existing customers.

Cost of Rental and Direct Sale. Cost of rental operations increased 8.9% to $108.5 million in the third quarter of fiscal 2003 from $99.6 million in the same period of fiscal 2002. Gross margin from rental sales decreased to 36.6% in the third quarter of fiscal 2003 from 38.8% in the third quarter of fiscal 2002. Both rental and direct sale margins were impacted during the quarter by the closing of the Canadian manufacturing facility. Total expenses related to closing the facility reduced the overall combined margin by 0.6%. The decrease in rental gross margin was also impacted by higher costs for energy, acquisition integration and plant consolidation costs and lost margin from lower employment levels within our customer base.

Cost of direct sales increased 36.6% to $4.6 million in the third quarter of fiscal 2003 from $3.3 million in the same period of fiscal 2002. Gross margin from direct sales decreased to 16.3% in the third quarter of fiscal 2003 from 29.0% in the third quarter of fiscal 2002. The decrease in gross margin is due to a change in product mix, increasing price pressure and the impact of liquidating remaining inventories with the closing of the Canadian manufacturing facility.

Selling and Administrative. Selling and administrative expenses increased 9.9% to $40.1 million in the third quarter of fiscal 2003 from $36.4 million in the same period of fiscal 2002. As a percentage of total revenues, selling and administrative expenses increased to 22.7% in the third quarter of fiscal 2003 from 21.7% in the same period of fiscal 2002. During the current quarter, we took actions to reduce certain selling and administrative costs and incurred severance and other employee-related costs. These actions had an impact of increasing selling and administrative expenses as a percent of total revenue by 0.5%. In addition to these costs, the increase in selling and administrative costs as a percent of total revenue was due to expense related to uncollectible accounts receivable.

Depreciation and Amortization. Depreciation and amortization expense increased 6.4% to $9.5 million in the third quarter of fiscal 2003 from $8.9 million in the same period of fiscal 2002. As a percentage of total revenues, depreciation and amortization expense remained constant at 5.4% in both the third quarter of fiscal 2003 and the same period of fiscal 2002. Capital expenditures, excluding acquisition of businesses, were $6.6 million in the third quarter of fiscal 2003 compared to $7.9 million in the prior year’s quarter.

Interest Expense. Interest expense was $3.4 million in the third quarter of fiscal 2003, up from $3.1 million in the same period of fiscal 2002. The increase in interest expense is due primarily to higher debt levels in conjunction with acquisition activities.

Provision for Income Taxes. Our effective tax rate decreased to 39.0% in the third quarter of fiscal 2003 from 39.5% in the same period of fiscal 2002 due largely to decreases in Canadian statutory income tax rates.

Nine months ended March 29, 2003 compared to nine months ended March 30, 2002

Revenues. Total revenues for the first nine months of fiscal 2003 increased 3.8% to $526.0 million from $506.6 million for the same period of fiscal 2002. Rental revenue increased $17.6 million in the first nine months or 3.6%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 3.1%. The decline in the organic industrial rental growth rate is as a result of an increase in lost uniform wearers within our existing customer base.

Direct sale revenue increased 11.1% to $17.8 million in the first nine months of fiscal 2003 compared to $16.0 million in the same period of fiscal 2002. Direct sale revenue is up due to the success of our annual winter outerwear promotion in the second quarter and due to initiatives during the third quarter to penetrate direct sale opportunities with existing customers.

Cost of Rental and Direct Sale. Cost of rental operations increased 4.7% to $316.1 million in the first nine months of fiscal 2003 from $302.0 million in the same period of fiscal 2002. Gross margin from rental sales decreased to 37.8% in the first nine months of fiscal 2003 from 38.4% in the same period of fiscal 2002. Higher costs for energy, expenses related to closing a manufacturing facility, acquisition integration and plant consolidation costs and lost margin from lower employment levels within our customer base, partially offset by improved operational productivity and lower merchandise expense, contributed to the rental gross margin decline.

Cost of direct sales increased 18.1% to $13.5 million in the nine months of fiscal 2003 from $11.4 million in the same period of fiscal 2002. Gross margin from direct sales decreased to 24.3% in the first nine months of fiscal 2003 from 28.8% in the same period of fiscal 2002. The decrease in gross margin is due primarily to product mix and pricing pressures, partially offset by the successful winter outerwear promotion in the second quarter.

Selling and Administrative. Selling and administrative expenses increased 5.7% to $115.6 million in the first nine months of fiscal 2003 from $109.3 million in the same period of fiscal 2002. As a percentage of total revenues, selling and administrative expenses increased to 22.0% in the first nine months of fiscal 2003 from 21.6% in the same period of fiscal 2002. Expenses related to uncollectible accounts receivable, severance costs, sales and marketing expenses focused on organic revenue growth and increasing property and casualty insurance costs drove the majority of the increase in selling and administrative expenses as a percent of total revenue.

Depreciation and Amortization. Depreciation and amortization expense increased 5.4% to $28.0 million in the first nine months of fiscal 2003 from $26.5 million in the same period of fiscal 2002. As a percentage of total revenues, depreciation and amortization expense increased to 5.3% in the first nine months of fiscal 2003 from 5.2% in the same period of fiscal 2002. Capital expenditures, excluding acquisition of businesses, were $24.7 million in the first nine months of fiscal 2003 compared to $21.6 million in the same period of fiscal 2002.

Interest Expense. Interest expense was $10.2 million in the first nine months of both fiscal 2003 and fiscal 2002.

Provision for Income Taxes. Our effective tax rate decreased to 39.0% in the first nine months of fiscal 2003 from 39.5% in the same period of fiscal 2002 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under the term loan and revolving credit facilities. Primary uses of this cash are interest payments on indebtedness, capital expenditures, acquisition of business assets and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $73.3 million in the first nine months of fiscal 2003 and $65.9 million in the same period of fiscal 2002.

Working capital at March 29, 2003 was $85.3 million, down 10.9% from $95.8 million at June 29, 2002. The decrease was largely due to increases in employment-related liabilities including, workers’ compensation, vacation and pension.

Investing Activities. Net cash used in investing activities was $100.5 million in the first nine months of fiscal 2003 and $91.3 million in the same period of fiscal 2002. In both fiscal years 2003 and 2002, cash was largely used for acquisition of business assets and property, plant and equipment additions.

Financing Activities. Cash provided by financing activities was $31.0 million in the first nine months of fiscal 2003 and $22.5 million in the same period of fiscal 2002. Cash provided in both fiscal years 2003 and 2002 was used primarily in acquisitions of businesses. The Company paid dividends of $1.1 million during the first nine months of fiscal 2003.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of March 29, 2003 for the fiscal years ending June (in thousands):

						2008 and
	2003					There-
	Remaining	2004	2005	2006	2007	after	Total

Variable rate term loan and revolving credit facility	$—	$13,125	$15,000	$18,750	$22,500	$131,500	$200,875
Fixed rate term loan	—	—	7,143	7,143	7,143	28,571	50,000
Other debt arrangements, including capital leases	518	1,183	1,286	66	29	—	3,082
Operating leases	3,056	10,561	8,774	6,692	5,414	5,818	40,315

Total contractual cash obligations	$3,574	$24,869	$32,203	$32,651	$35,086	$165,889	$294,272

Also, at March 29, 2003, we had stand-by letters of credit totaling $15.4 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At March 29, 2003, we had available cash on hand of $14.1 million and over $100.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2003; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS 146 effective January 1, 2003. The impact of adopting SFAS 146 was not material.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. We will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based compensation, where applicable. We adopted the disclosure requirements of SFAS 148 beginning with the third quarter ended March 29, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for the third quarter of fiscal 2003 by approximately $0.4 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 29, 2003 on the change in the cost of variable rate debt.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits

10.1 Change of Control Agreement between Registrant and Richard L. Marcantonio dated November 12, 2002.

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

G&K SERVICES, INC. (Registrant)
Date:	May 13, 2003	By:	/s/ Jeffrey L. Wright Jeffrey L. Wright Chief Financial Officer and Secretary (Principal Financial Officer)

		By:	/s/ Michael F. Woodard

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

Date: May 13, 2003

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

Date: May 13, 2003

	By:	/s/ Jeffrey L. Wright Jeffrey L. Wright Chief Financial Officer and Secretary (Principal Financial Officer)