Form 10-K
period 2003-06-28
G&K SERVICES INC
filed 2003-09-26
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-4063

G&K Services, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0449530
(State of incorporation)	(I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☑          No ☐

     The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on September 10, 2003, computed by reference to the closing sale price of such shares on such date, was approximately $706,088,415. The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on December 27, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $733,231,289.

     On September 10, 2003, there were outstanding 19,261,815 and 1,474,996 shares of the registrant’s Class A and Class B Common Stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which Document is Incorporated

Portions of proxy statement for the annual meeting of stockholders	Part III

G&K Services, Inc.

Form 10-K

For the fiscal year ended June 28, 2003

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

Customers, Products and Services

      We serve over 160,000 customers, from Fortune 100 companies to fast-growing small and midsize firms. No one customer represents more than 1.0% of our total revenues. We serve virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, pharmaceutical, semi-conductor, restaurants and hospitality, and many others. Over one million people wear our uniforms every day.

      Our full-service business apparel and facility services programs provide rental-lease or purchase options to meet varied customer needs including heavy-industrial, light-manufacturing, service businesses, corporate casual and executive apparel. In addition, we offer cleanroom garments and process control services to meet the needs of high-technology customers.

      We believe that customers use business apparel programs to meet a variety of critical business needs.

•	Corporate identity and security — uniforms help identify employees working for a particular company or department. Uniformed employees are perceived as trained, competent and dependable.

•	Brand awareness — uniforms promote a company’s brand identity and employees serve as “walking billboards”.

•	Image — uniforms help project a professional image of employees. It frames the perception of credibility, knowledge, trust and a commitment to quality to their customers.

•	Employee retention — uniforms enhance worker morale and help build a teamwork attitude in addition to being an employee benefit.

•	Worker protection — uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection — uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

      We provide our apparel-rental customers with a full range of services. A consultative approach is used to advise and assist our customers in creating a tailored program including determining garment application and choosing the appropriate fabrics, styles and colors to meet the customer’s branding needs. A large stock of new and used garments are available to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a weekly cycle.

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

      Our facility services programs provide a wide range of dust control and maintenance products and services. They include several floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust and wet mops, wiping towels, fender covers, selected linen items and several restroom products. These products support customers’ efforts in maintaining a clean, safe and attractive environment within their facilities.

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

Acquisitions

      We made several small acquisitions in each of the past three fiscal years. All acquisitions were accounted for using the purchase method. The pro forma effect of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was $88.7 million, $69.7 million and $20.3 million in fiscal 2003, 2002 and 2001, respectively. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $63.2 million in fiscal 2003, $52.1 million in fiscal 2002 and $9.0 million in fiscal 2001.

Competition

      We encounter competition from a number of companies in the geographic areas we serve. We rank among the nation’s largest garment rental suppliers. Major competitors include publicly held companies such as ARAMARK (a division of ARAMARK Corporation), Cintas Corporation and Unifirst Corporation. We also compete with a multitude of regional and local competitors that vary by market. We believe that we compete effectively in our line of business because of the quality and breadth of our product line, the comprehensive customer service levels we provide and our proven ability as an outsource partner.

Manufacturing and Suppliers

      We manufactured almost one half of the uniform garments placed into service in fiscal 2003. These garments are manufactured in three Company owned facilities located in the U.S. and Dominican Republic. Various outside vendors are used to supplement our additional rental needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other rental items to meet our customers needs.

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

      We have been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or similar state laws, at a number of waste disposal sites. Under such laws, PRP’s typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites. Therefore, there can be no assurance that we will not have to contribute material amounts for future remediation that could be greater than the share of waste contributed by us would otherwise indicate. Additionally, environmental laws may impose liability for cost of removal or remediation of certain hazardous wastes located on or in or emanating from owned or leased real estate, whether or not we knew of or were responsible for the presence of such wastes. While we take appropriate steps when acquiring or leasing new properties, there can be no assurance that this risk has been eliminated.

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

Employees

      Our U.S. operations had a total of 7,336 employees as of June 28, 2003, consisting of 4,212 production employees and 3,124 sales, office, route and management personnel. Unions represent approximately 14.4% of our U.S. employees. Management believes its domestic employee relations are satisfactory.

      Our Canadian operations had a total of 950 employees as of June 28, 2003, consisting of 502 production employees and 448 sales, office, route and management personnel. Unions represent approximately 68.6% of our Canadian employees. Management believes Canadian employee relations are satisfactory.

Foreign and Domestic Operations

      Financial information relating to foreign and domestic operations is set forth in Note 10 of our consolidated financial statements included in Item 8 of this Form 10-K.

Additional Information

      We have trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. Other than the G&K Services, G&K Teamwear and G&K Firststep Facilities Services brands, we do not consider our trademarks, trade names and licenses to be material to the operation of our business. We do not consider our business to be seasonal to any extent or subject to any unusual working capital requirements.

Available Information

      We make available free of charge our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at http://www.gkservices.com. In addition, you may request a copy of these filings, excluding exhibits, by contacting our Investor Relations group at 952.912.5500 or at G&K Services, Inc., 5995 Opus Parkway, Suite 500, Minnetonka, Minnesota 55343. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

Item 2.	Properties

      We occupy 151 facilities located in the United States, Canada and the Dominican Republic. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We own approximately 80.0% of our processing facilities, which average over 43,000 square feet in size. We clean and supply rental items principally from 58 industrial garment, cleanroom garment, dust control and linen supply plants located in 55 cities in the United States and Canada.

Item 3.	Legal Proceedings

      We are involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include but are not limited to those items set forth in Item 1. Business — Environmental Matters and lawsuits that challenge the practice of charging for certain environmental services on invoices. While we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

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

	High	Low

Fiscal 2003
1st Quarter	$36.000	$27.000
2nd Quarter	37.000	29.280
3rd Quarter	36.300	21.570
4th Quarter	32.200	23.750
Fiscal 2002
1st Quarter	$30.450	$21.860
2nd Quarter	33.970	24.000
3rd Quarter	40.995	31.560
4th Quarter	41.600	29.580

      As of September 10, 2003, we had approximately 590 registered holders of record of our common stock.

      We have declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended June 28, 2003 and June 29, 2002. Our debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends we declare during any fiscal year.

      The following table sets forth certain information as of June 28, 2003 with respect to equity compensation plans under which securities are authorized for issuance:

			Number of
			Securities Remaining
			Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in
Plan category	(A)	(B)	Column (A))

Equity compensation plans approved by security holders:
Employee Plans(1)	1,285,496	$32.57	1,632,882
1996 Directors’ stock option plan	44,000	31.61	51,000

Total:	1,329,496	$32.53	1,683,882
Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,329,496	$32.53	1,683,882

(1)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

Item 6.	Selected Financial Data

      The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2003	2002	2001	2000	1999

Revenues	$705,588	$677,591	$656,381	$625,855	$565,245
Net Income	33,689	38,267	33,783	37,812	37,029
Per Share Data:
Basic earnings per share	1.64	1.87	1.65	1.85	1.81
Diluted earnings per share	1.63	1.85	1.65	1.85	1.81
Dividends per share	0.07	0.07	0.07	0.07	0.07
Total Assets	778,806	681,699	619,963	594,952	541,432
Long-Term Debt	236,731	214,977	148,951	167,345	193,952
Stockholders’ Equity	380,269	340,158	301,267	271,522	235,633

      See Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K for an explanation of the method employed to determine the number of shares used to compute per share amounts.

      Beginning in the third quarter of fiscal 2003, we made a change in the classification of billings to customers for lost or abused merchandise to a preferred classification of including such billings in revenue. Accordingly, all prior period billings for lost or abused garments have been reclassified from a reduction of cost of rental operations to rental operations revenue. Billings reclassified totaled $55.6 million, $51.7 million, $52.8 million, $48.5 million and $45.3 million in fiscal 2003, 2002, 2001, 2000 and 1999, respectively. This reclassification did not impact current or historical net income or stockholders’ equity.

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

      In fiscal 2003, revenue grew by 4.1% over fiscal 2002 while net income declined by 12.0%. Revenue growth has continued to be impacted by weak economic conditions and declining employment levels within our existing customer base. In addition to reduced margins related to lost wearers within our existing customer base, net income was also impacted by higher energy costs, increased employee benefit costs, expenses related to plant closures and employee reductions. During this period of economic weakness, we were able to generate record levels of cash flow through solid earnings, effective working capital management and prudent capital spending.

      We made several small acquisitions in each of the past three fiscal years. All acquisitions were accounted for using the purchase method. The pro forma effect of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was $88.7 million, $69.7 million and $20.3 million in fiscal 2003, 2002 and 2001, respectively. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $63.2 million in fiscal 2003, $52.1 million in fiscal 2002 and $9.0 million in fiscal 2001.

      While revenue growth and net income continued to be negatively impacted by the difficult economy, higher energy costs and higher employee benefit costs, we aggressively pursued increased sales productivity, operational initiatives and cost reduction opportunities. These actions have put us in a position of strength for the future while mitigating the impact of the poor economy on our financial results.

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

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. See Note 1 to the consolidated financial statements for additional discussion of the application of these and other accounting policies.

     Revenue Recognition and Allowance for Doubtful Accounts

      Our rental operations business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Beginning in the third quarter of fiscal 2003, we made a change in the classification of billings to customers for lost or abused merchandise to a preferred classification of including such billings in revenue. Accordingly, all prior period billings for lost or abused garments have been reclassified from a reduction of cost of rental operations to rental operations revenue. Billings reclassified totaled $55.6 million in fiscal 2003, $51.7 million in fiscal 2002 and $52.8 million in fiscal 2001. This reclassification did not impact current or historical net income or stockholders’ equity.

      Estimates are used in determining the collectibility of billed accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. Material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

     Inventories

      Our inventories consist of new goods and rental merchandise in service. Estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both obsolete and excess inventories. New goods are stated at lower of cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes different judgments or utilizes different estimates.

     Goodwill, Intangibles and Other Long-Lived Assets

      We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2003, 2002 or 2001. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

      Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2003, 2002 or 2001.

     Insurance

      We self-insure for certain obligations related to health and workers’ compensation programs. We purchase stop-loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates consider historical claims experience, escalating medical cost trends, expected timing of claim payments and an actuarial analysis provided by a third party. During fiscal 2002, we changed certain assumptions utilized in evaluating our self-insurance liability and began to apply a discounting factor to estimated future payments. The impact of these changes was not material to our consolidated balance sheets or statements of operations for any period presented. Changes in the cost of medical care, our ability to settle claims and the estimates and judgment used by management could have a material impact on the amount and timing of expense for any period.

Results of Operations

      The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, and the percentage changes in these income and expense items between years are presented in the following table:

				Percentage Change
	Percentage of Revenues Years Ended			Between Years

				FY 2003 vs.		FY 2002 vs.
	Fiscal 2003	Fiscal 2002	Fiscal 2001	FY 2002		FY 2001

Revenues:
Rental operations	96.6%	96.8%	96.9%	3.9%		3.2%
Direct sales	3.4	3.2	3.1	11.3		5.3

Total revenues	100.0	100.0	100.0	4.1		3.2
Operating expenses:
Cost of rental operations	62.6	61.4	61.8	5.8		2.6
Cost of direct sales	75.1	73.0	77.2	14.5		(0.5)

Total cost of sales	63.0	61.8	62.3	6.1		2.5
Selling and administrative	21.9	21.6	20.6	5.6		8.1
Depreciation	4.3	4.4	4.4	2.7		2.8
Amortization of intangibles	1.0	0.9	1.5	20.3		(39.9)

Income from operations	9.8	11.3	11.2	(10.3)		4.4
Interest expense	2.0	2.0	2.6	0.6		(21.1)

Income before income taxes	7.8	9.3	8.6	(12.7)		12.2
Provision for income taxes	3.0	3.7	3.5	(13.8)		10.7

Net income	4.8%	5.6%	5.1%	(12.0	) %	13.3%

     Fiscal 2003 Compared to Fiscal 2002

      Revenues. Total revenues in fiscal 2003 rose 4.1% to $705.6 million from $677.6 million in fiscal 2002. Rental revenue rose $25.6 million in fiscal 2003, a 3.9% increase over fiscal 2002. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-year results, was approximately negative 2.5%. Rental revenue continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base.

      Direct sale revenue was $23.9 million in fiscal 2003, an 11.3% increase over $21.5 million in fiscal 2002. Direct sale revenue increased as a result of initiatives to penetrate direct sale opportunities with existing customers such as our annual winter outerwear promotion.

      Cost of Rental and Direct Sale. Cost of rental operations increased 5.8% to $426.6 million in fiscal 2003 from $403.1 million in fiscal 2002. Gross margin from rental sales decreased to 37.4% in fiscal 2003 from 38.6% in the prior year. Rental gross margin declines were largely the result of increasing energy and employee benefit costs, expenses related to plant closures and employee reductions as well as continued lost margin from lower employment levels within our existing customer base.

      Cost of direct sales increased to $17.9 million in fiscal 2003 from $15.7 million in fiscal 2002. Gross margin from direct sales decreased in fiscal 2003 to 24.9% from 27.0% in fiscal 2002. The decrease in gross margin was due primarily to product mix and pricing pressures, partially offset by increased volume in conjunction with the successful winter outerwear promotion in the second quarter of fiscal 2003.

      Selling and Administrative. Selling and administrative expenses increased 5.6% to $154.5 million in fiscal 2003 from $146.3 million in fiscal 2002. As a percentage of total revenues, selling and administrative expenses increased to 21.9% in fiscal 2003 from 21.6% in fiscal 2002. Expenses related to uncollectible accounts receivable, severance costs, sales and marketing expenses and increasing property and casualty insurance costs drove the majority of the increase in selling and administrative expenses as a percent of total revenue.

      Depreciation. Depreciation expense increased 2.7% to $30.4 million in fiscal 2003 from $29.6 million in fiscal 2002. As a percentage of total revenues, depreciation expense decreased to 4.3% in fiscal 2003 compared to 4.4% in fiscal 2002. Capital expenditures for fiscal 2003, excluding acquisition of businesses, was $31.4 million compared to $29.2 million in fiscal 2002.

      Amortization. Amortization expense increased to $7.3 million in fiscal 2003 from $6.1 million in fiscal 2002. As a percent of total revenues, amortization expense increased to 1.0% in fiscal 2003 compared to 0.9% in fiscal 2002.

      Interest Expense. Interest expense was $13.7 million in fiscal 2003 as compared to $13.6 million in fiscal 2002. The increase in interest expense was primarily due to higher debt levels in connection with our acquisition activities throughout fiscal 2003, partially offset by lower effective interest rates.

      Provision for Income Taxes. Our effective tax rate for fiscal 2003 decreased to 39.0% from 39.5% in fiscal 2002 largely due to decreases in Canadian statutory income tax rates.

     Fiscal 2002 Compared to Fiscal 2001

      Revenues. Total revenues in fiscal 2002 rose 3.2% to $677.6 million from $656.4 million in fiscal 2001. Rental revenue rose $20.1 million in fiscal 2002, a 3.2% increase over fiscal 2001. Higher unemployment levels and overall weak economic conditions resulting in continued net reductions of customer employees in uniform negatively impacted revenue growth rates. These conditions were partially offset through the addition of new customers, penetrating existing customers with a broader mix of product and service offerings and acquisitions.

      Direct sale revenue was $21.5 million in fiscal 2002, a 5.3% increase over $20.4 million in fiscal 2001. The increase in revenue was primarily due to several large customer shipments that occurred primarily in the first half of fiscal 2002.

      Cost of Rental and Direct Sale. Cost of rental operations increased 2.6% to $403.1 million in fiscal 2002 from $392.9 million in fiscal 2001. Gross margin from rental sales improved to 38.6% in fiscal 2002 from 38.2% in the prior year. The combinations of improved operational productivity, lower merchandise expense and reduced energy costs contributed to the improved rental gross margin. We continue to be negatively impacted by increased employee benefit costs and the compounding impact of revenue lost within our existing customer base over the past two years.

      Cost of direct sales decreased slightly to $15.7 million in fiscal 2002 from $15.8 million in fiscal 2001. Gross margin from direct sales increased in fiscal 2002 to 27.0% from 22.8% in fiscal 2001. This improvement was largely due to improved merchandise costs and a continued focus on fulfillment operations efficiency.

      Selling and Administrative. Selling and administrative expenses increased 8.1% to $146.3 million in fiscal 2002 from $135.3 million in fiscal 2001. As a percentage of total revenues, selling and administrative expenses increased to 21.6% in fiscal 2002 from 20.6% in fiscal 2001. Sales and marketing expenses aimed at new account growth, new product development and product penetration drove the majority of the increase. Also contributing to the increase were additional bad debt expenses associated with the slow economy.

      Depreciation. Depreciation expense increased 2.8% to $29.6 million in fiscal 2002 from $28.8 million in fiscal 2001. As a percentage of total revenues, depreciation expense remained constant at 4.4% in both fiscal 2002 and 2001. Capital expenditures for fiscal 2002, excluding acquisition of businesses, was $29.2 million compared to $34.1 million in fiscal 2001.

      Amortization. Amortization expense decreased to $6.1 million in fiscal 2002 from $10.1 million in fiscal 2001. As a percent of total revenues, amortization expense decreased to 0.9% in fiscal 2002 compared to 1.5% in fiscal 2001. The reduction was driven by the adoption of SFAS 142, under which goodwill and intangible assets with indefinite lives are no longer amortized. The adoption of SFAS 142 reduced amortization expense by 0.7% of a percent of total revenues in fiscal 2002.

      Interest Expense. Interest expense was $13.6 million in fiscal 2002, down from $17.2 million in fiscal 2001. The decrease in interest expense was due primarily to lower effective interest rates.

      Provision for Income Taxes. Our effective tax rate for fiscal 2002 was 39.5% compared to 40.1% in fiscal 2001. The reduction was due largely to decreases in Canadian statutory income tax rates.

     Liquidity, Capital Resources and Financial Condition

      Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

      Operating Activities. Net cash provided from operating activities was $96.9 million in fiscal 2003, $79.7 million in fiscal 2002 and $84.9 million in fiscal 2001. Solid earnings along with effective working capital management has been a large reason for the high levels of operating cash flow over each of the past three fiscal years. We have paid particular attention to the timely collection of accounts receivable while exploring options for payments related to trade and accrued payables.

      Working capital at June 28, 2003 was $75.2 million, a $20.6 million decrease from $95.8 million at June 29, 2002. This decrease is largely due to increases in employment-related liabilities including pension and workers’ compensation.

      Investing Activities. Net cash used for investing activities was $121.5 million in fiscal 2003, $100.1 million in fiscal 2002 and $55.5 million in fiscal 2001. In fiscal 2003, 2002 and 2001 cash was largely used for acquisitions and property, plant and equipment additions.

      Financing Activities. Financing activities provided cash of $26.0 million in fiscal 2003, $15.2 million in fiscal 2002 and used cash of $20.5 million in fiscal 2001. Cash provided in both fiscal 2003 and 2002 was from debt proceeds used primarily for acquisitions of businesses. Cash used in fiscal 2001 was primarily related to repayment of long-term debt. We paid dividends of $1.5 million in fiscal 2003 and $1.4 million in each of fiscal 2002 and 2001.

      During the fourth quarter of fiscal 2002, we entered into a $325.0 million term loan and revolving credit facility expiring July 2, 2007 to repay the existing facilities that expired June 30, 2002. The facility provides for a $75.0 million term loan and a $250.0 million revolving credit facility. As of June 28, 2003, borrowings outstanding under the term loan were $67.5 million and under the revolving credit facility were $129.1 million at rates ranging from 2.48% to 4.25%. Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $25.0 million in letters of credit. As of June 28, 2003, letters of credit outstanding against the revolver were $15.3 million.

      The credit facilities and the fixed rate notes contain various restrictive covenants that among other matters require us to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also provide for certain limits related to additional indebtedness, investments and dividends. At June 28, 2003, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely event that an event of default would be imminent, management believes that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.

      Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

      The following table summarizes our fixed cash obligations as of June 28, 2003 for the next five fiscal years and thereafter (in thousands):

						2009 and
	2004	2005	2006	2007	2008	Thereafter	Total

Variable rate term loan and revolving credit facility	$11,250	$15,000	$18,750	$22,500	$129,100	$—	$196,600
Fixed rate term loan	—	7,143	7,143	7,143	7,143	21,428	50,000
Other debt arrangements, including capital leases	3,180	1,286	66	29	—	—	4,561
Operating leases	11,740	10,024	7,621	6,123	4,731	2,120	42,359

Total contractual cash obligations	$26,170	$33,453	$33,580	$35,795	$140,974	$23,548	$293,520

      Also, at June 28, 2003, we had stand-by letters of credit totaling $15.3 million issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

      At June 28, 2003, we had available cash on hand of $11.5 million and approximately $105.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2004 and to significantly reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2004 will be approximately $28.0 million to $32.0 million.

      The amount of cash flow generated from operations is subject to a number of risks and uncertainties. In fiscal 2004, we may actively seek and consider acquisitions of business assets; the consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flow from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance suitable acquisition opportunities.

     Pension Obligations

      We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $3.1 million, $2.0 million and $1.5 million in fiscal 2003, 2002 and 2001, respectively. At June 28, 2003, the fair value of our pension plan assets totaled $16.8 million. Lower investment returns, benefit payments and declining discount rates have resulted in additional minimum pension liability of $2.9 million (net of tax of $1.7 million) as of June 28, 2003. We anticipate making a cash contribution of approximately $2.8 million in fiscal 2004.

      The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 28, 2003, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is consistent with the assumed rate used at both June 29, 2002 and June 30, 2001 and was developed by evaluating input from our actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 28, 2003 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2004 pension expense by approximately $0.1 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.0% at June 28, 2003 and 7.5% at both June 29, 2002 and June 30, 2001. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.0% to 5.5%) would increase our accumulated benefit obligation at June 28, 2003 by approximately $3.4 million and increase the estimated fiscal 2004 pension expense by approximately $1.0 million.

      Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

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

      Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent between 3-4% of our total revenue.

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

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. We will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock

Issued to Employees,” as the method used to account for stock-based compensation, where applicable. We adopted the disclosure requirements of SFAS 148 beginning with the third quarter ended March 29, 2003.

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

      Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions and employment levels; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the corporate identity apparel and facility services industry; and the availability of capital to finance planned growth.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.

Interest Rate Risk

      We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for fiscal 2003 by approximately $1.5 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at June 28, 2003 on the change in the cost of variable rate debt.

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

	Fixed Rate		Variable Rate

Maturity Date	Amount	Rate	Amount	Rate

2004	$—	—%	$11,250	3.00%
2005	7,143	8.40	15,000	4.24
2006	7,143	8.40	18,750	5.67
2007	7,143	8.40	22,500	6.64
2008	7,143	8.40	129,100	7.31
Thereafter	21,428	8.40	—	—

Total	$50,000	8.40%	$196,600	6.60%

Fair Value	$57,698	—	$196,600	—

      For interest rate swaps, the following table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates by fiscal year. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Notional Principal	Average Interest	Average Interest
Maturity Date	Amount	Pay Rate	Receive Rate

2004	$40,000	4.82%	1.44%
2005	25,000	2.89	2.43
Thereafter	20,000	2.85	3.07

Total	$85,000	3.38%	2.39%

Fair Value	$86,985	—	—

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

      We may periodically hedge firm commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2003. Notional amounts outstanding under foreign currency contracts at June 28, 2003 were $2.7 million, all of which will mature during fiscal 2004. Notional amounts outstanding under foreign currency contracts at June 29, 2002 were $4.8 million, all of which matured during fiscal 2003. No amounts were outstanding under such contracts at June 30, 2001. Foreign currency contracts were recorded at fair value as of June 28, 2003.

Item 8.	Financial Statements and Supplementary Data

      Reference is hereby made to the Consolidated Financial Statements and Notes thereto beginning on page F-1 hereof.

      Following is a summary of the results of operations for each of the quarters within fiscal years ended June 28, 2003 and June 29, 2002. All amounts are in thousands, except per share data.

QUARTERLY FINANCIAL DATA

G&K Services, Inc. and Subsidiaries
(Unaudited)

	First	Second	Third	Fourth

2003
Revenues	$169,798	$179,653	$176,520	$179,617
Gross Profit	64,827	68,136	63,430	64,692
Income from Operations	19,153	19,855	13,849	16,062
Net Income	9,694	9,958	6,370	7,667
Basic Earnings per Share	0.47	0.48	0.31	0.37
Diluted Earnings per Share	0.47	0.48	0.31	0.37
Dividends per Share	0.0175	0.0175	0.0175	0.0175
2002
Revenues	$170,402	$168,585	$167,613	$170,991
Gross Profit	64,375	64,203	64,625	65,606
Income from Operations	19,062	19,057	19,239	19,503
Net Income	9,215	9,538	9,756	9,758
Basic Earnings per Share	0.45	0.47	0.48	0.48
Diluted Earnings per Share	0.45	0.46	0.47	0.47
Dividends per Share	0.0175	0.0175	0.0175	0.0175

      Beginning in the third quarter of fiscal 2003, we made a change in the classification of billings to customers for lost or abused merchandise to a preferred classification of including such billings in revenue. Accordingly, all prior period billings for lost or abused garments have been reclassified from a reduction of cost of rental operations to rental operations revenue. Billings reclassified were as follows:

	First	Second	Third	Fourth

2003
Amounts reclassified to revenues	$13,545	$13,603	$13,471	$14,967
2002
Amounts reclassified to revenues	$13,304	$12,924	$12,542	$12,915

      This reclassification did not impact current or historical net income or stockholders’ equity.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On May 23, 2002, the Board of Directors of the Company and its Audit Committee decided to no longer engage Arthur Andersen LLP as the Company’s independent auditors and engaged Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ended June 29, 2002.

      Arthur Andersen’s reports on the Company’s consolidated financial statements for the fiscal year ended June 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended July 1,

2000 and June 30, 2001 and through the date of Arthur Andersen’s dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements, and there are no reportable events as described under Item 304 (a) (2) (i) and (ii) of Regulation S-K.

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

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the fiscal year covered by this Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to information with respect to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation

      Reference is made to information with respect to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to information with respect to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to information with respect to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accounting Fees and Services

      Reference is made to information with respect to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

10(b) 1989 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant’s definitive proxy statement for the 1989 Annual Meeting of Shareholders filed August 29, 1989).**

10(c) 1996 Director Stock Option Plan (incorporated herein by reference to the Registrant’s Form 10-K, for the fiscal year ended June 29, 1996).**

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

10(g) 1998 Stock Option and Compensation Plan (incorporated herein by reference to the Registrant’s definitive proxy statement for the 1998 Annual Meeting of Shareholders filed October 5, 1998).**

10(h) Form of Change of Control Agreement between Registrant and each of Richard Fink, Thomas Moberly, Robert G. Wood and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999).**

10(i) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and seven institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(j) Form of Executive Employment Agreement between Registrant and each of Richard Fink, Thomas Moberly, Robert G. Wood and Jeffrey L. Wright, dated January 1, 2001 (incorporated herein by reference to the Registrant’s Form 10-K filed September 27, 2001).**

10(k) Amendment to 1996 Director Stock Option Plan (incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q filed November 13, 2001).**

10(l) Credit Agreement, dated June 25, 2002, by and among the Registrant, G&K Services Canada, Inc., Bank One N.A., Wachovia Bank, National Association, Wachovia Securities, Inc (f/k/a First Union Securities, Inc.), Banc One Capital Markets, Inc. and various lenders (incorporated herein by reference to Exhibit 10(m) to the Registrant’s Form 10-K filed September 26, 2002).

10(m) Executive Employment Agreement between Registrant and Richard L. Marcantonio, dated June 25, 2002 (incorporated herein by reference to Exhibit 10(n) to the Registrant’s Form 10-K filed September 26, 2002).**

10(n) Promissory Note of Richard L. Marcantonio dated July 26, 2002 and payable to the Registrant (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002).**

10(o) Stock Pledge Agreement dated as of July 26, 2002, by and between the Registrant and Richard L. Marcantonio (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002).**

10(p) Change of Control Agreement between Registrant and Richard L. Marcantonio dated November 12, 2002 (incorporated herein by reference to Registrant’s Form 10-Q filed May 13, 2003).**

21 Subsidiaries of G&K Services, Inc.*

23 Consent of Independent Auditors*

24 Power of Attorney dated as of August 26, 2003*

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1 Report of Ernst & Young LLP, Independent Auditors and Schedule II*

99.2 Report of Arthur Andersen LLP, Independent Public Accountants and Schedule II*

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

Michael F. Woodard, Controller
(Principal Accounting Officer)

Date: September 26, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 26th day of September 2003, by the following persons in the capacity indicated:

/s/ RICHARD M. FINK Richard M. Fink		Chairman of the Board and Director

/s/ THOMAS R. MOBERLY Thomas R. Moberly		Chief Executive Officer and Director (Principal Executive Officer)

* Michael Allen		Director

* Paul Baszucki		Director

* Wayne Fortun		Director

* Donald Goldfus		Director

* William Hope		Director

* M. Lenny Pippin		Director

* D.R. Verdoorn		Director

*By:	/s/ RICHARD M. FINK Richard M. Fink Attorney-in-fact

CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)

	For the Fiscal Years Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Revenues
Rental operations	$681,693	$656,121	$635,985
Direct sales	23,895	21,470	20,396

Total revenues	705,588	677,591	656,381

Operating Expenses
Cost of rental operations	426,564	403,110	392,855
Cost of direct sales	17,939	15,672	15,751
Selling and administrative	154,471	146,295	135,326
Depreciation	30,406	29,596	28,779
Amortization of intangibles	7,289	6,057	10,077

Total operating expenses	636,669	600,730	582,788

Income from Operations	68,919	76,861	73,593
Interest expense	13,691	13,609	17,239

Income before Income Taxes	55,228	63,252	56,354
Provision for income taxes	21,539	24,985	22,571

Net Income	$33,689	$38,267	$33,783

Basic weighted average number of shares outstanding	20,585	20,505	20,446
Basic Earnings per Common Share	$1.64	$1.87	$1.65

Diluted weighted average number of shares outstanding	20,691	20,660	20,457
Diluted Earnings per Common Share	$1.63	$1.85	$1.65

Dividends per Share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

(In thousands, except share data)

	June 28,	June 29,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$11,504	$9,986
Accounts receivable, less allowance for doubtful accounts of $3,687 and $3,326	69,839	66,555
Inventories	95,853	91,733
Prepaid expenses	14,848	17,536

Total current assets	192,044	185,810

Property, Plant and Equipment
Land	35,543	32,451
Buildings and improvements	133,078	120,422
Machinery and equipment	258,319	237,898
Automobiles and trucks	39,888	39,446
Less accumulated depreciation	(216,071)	(199,687)

Total property, plant and equipment	250,757	230,530

Other Assets
Goodwill, net	266,140	200,140
Customer contracts and related customer relationships, net	44,934	41,556
Non-competition agreements, net	4,666	3,795
Other, principally retirement plan assets	20,265	19,868

Total other assets	336,005	265,359

	$778,806	$681,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,228	$17,361
Accrued expenses
Salaries and employee benefits	41,459	29,398
Other	27,220	22,628
Deferred income taxes	13,459	11,157
Current maturities of long-term debt	14,430	9,443

Total current liabilities	116,796	89,987

Long-Term Debt, net of Current Maturities	236,731	214,977
Deferred Income Taxes	28,667	21,570
Other Noncurrent Liabilities	16,343	15,007

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity
Common stock, $0.50 par value
Class A, 400,000,000 shares authorized, 19,253,986 and 19,232,223 shares issued and outstanding	9,627	9,616
Class B, 30,000,000 shares authorized, 1,474,996 and 1,474,996 shares issued and outstanding	738	738
Additional paid-in capital	31,768	31,120
Retained earnings	348,028	315,794
Deferred compensation	(3,226)	(4,272)
Accumulated other comprehensive loss	(6,666)	(12,838)

Total stockholders’ equity	380,269	340,158

	$778,806	$681,699

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)

						Accumulated Other Comprehensive
						Income (Loss)

						Net
						Unrealized
	Class A	Class B	Additional			Gain/(Loss)	Minimum	Cumulative
	Common	Common	Paid-In	Retained	Deferred	on Financial	Pension	Translation	Stockholders’
	Stock	Stock	Capital	Earnings	Compensation	Instruments	Liability	Adjustments	Equity

Balance July 1, 2000	$9,531	$738	$26,679	$246,629	$(2,464)	$171	$—	$(9,762)	$271,522
Net income	—	—	—	33,783	—	—	—	—	33,783
Foreign currency translation	—	—	—	—	—	—	—	(1,590)	(1,590)
Unrealized holding losses, net of income tax	—	—	—	—	—	(1,559)	—	—	(1,559)

Comprehensive income									30,634
Issuance of common stock under stock plans, net (104 shares)	51	—	2,438	—	(2,431)	—	—	—	58
Amortization of deferred compensation	—	—	—	—	493	—	—	—	493
Cash dividends ($0.07 per share)	—	—	—	(1,440)	—	—	—	—	(1,440)

Balance June 30, 2001	9,582	738	29,117	278,972	(4,402)	(1,388)	—	(11,352)	301,267
Net income	—	—	—	38,267	—	—	—	—	38,267
Foreign currency translation	—	—	—	—	—	—	—	(221)	(221)
Unrealized holding gains, net of income tax	—	—	—	—	—	123	—	—	123

Comprehensive income									38,169
Issuance of common stock under stock plans, net (67 shares)	34	—	1,813	—	(807)	—	—	—	1,040
Tax benefit of employee stock options	—	—	190	—	—	—	—	—	190
Amortization of deferred compensation	—	—	—	—	937	—	—	—	937
Cash dividends ($0.07 per share)	—	—	—	(1,445)	—	—	—	—	(1,445)

Balance June 29, 2002	9,616	738	31,120	315,794	(4,272)	(1,265)	—	(11,573)	340,158
Net income	—	—	—	33,689	—	—	—	—	33,689
Foreign currency translation	—	—	—	—	—	—	—	9,368	9,368
Unrealized holding gains, net of income tax	—	—	—	—	—	34	—	—	34
Minimum pension liability, net of income tax	—	—	—	—	—	—	(3,230)	—	(3,230)

Comprehensive income									39,861
Issuance of common stock under stock plans, net (22 shares)	11	—	588	—	56	—	—	—	655
Tax benefit of employee stock options	—	—	60	—	—	—	—	—	60
Amortization of deferred compensation	—	—	—	—	990	—	—	—	990
Cash dividends ($0.07 per share)	—	—	—	(1,455)	—	—	—	—	(1,455)

Balance June 28, 2003	$9,627	$738	$31,768	$348,028	$(3,226)	$(1,231)	$(3,230)	$(2,205)	$380,269

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

(In thousands)

	For the Fiscal Years Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Operating Activities:
Net income	$33,689	$38,267	$33,783
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	37,695	35,653	38,856
Deferred income taxes	4,636	(312)	(421)
Amortization of deferred compensation — restricted stock	990	937	493
Changes in current operating items, exclusive of acquisitions —
Accounts receivable and prepaid expenses	4,105	2,153	(3,017)
Inventories	1,692	2,798	1,189
Accounts payable and other accrued expenses	11,071	856	12,962
Other, net	3,035	(673)	1,085

Net cash provided by operating activities	96,913	79,679	84,930

Investing Activities:
Property, plant and equipment additions, net	(31,403)	(29,156)	(34,115)
Acquisition of business assets	(88,744)	(69,730)	(20,335)
Purchases of investments, net	(1,395)	(1,203)	(1,049)

Net cash used for investing activities	(121,542)	(100,089)	(55,499)

Financing Activities:
Proceeds from debt financing	178,464	125,918	77,200
Repayments of debt financing	(151,667)	(110,322)	(96,275)
Cash dividends paid	(1,455)	(1,445)	(1,440)
Sale of common stock	655	1,040	58

Net cash provided by (used for) financing activities	25,997	15,191	(20,457)

Increase (Decrease) in Cash and Cash Equivalents	1,368	(5,219)	8,974
Effect of Exchange Rates on Cash	150	(112)	(77)
Cash and Cash Equivalents:
Beginning of year	9,986	15,317	6,420

End of year	$11,504	$9,986	$15,317

Supplemental Cash Flow Information:
Cash paid for —
Interest	$12,641	$12,965	$14,343

Income taxes	$15,267	$32,681	$17,940

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1.	Summary of Significant Accounting Policies

Nature of Business

      G&K Services, Inc. (the “Company”) is a market leader in providing corporate identity apparel and facility services programs to a wide variety of industrial, service and high-technology companies. The Company’s programs provide rental-lease or purchase options as well as non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. The Company also manufactures certain uniform garments that it uses to support its garment rental programs.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

      The Company operates on a fiscal year ending on the Saturday closest to June 30. Fiscal years for the consolidated financial statements included herein ended on June 28, 2003, June 29, 2002 and June 30, 2001, of which all were 52 weeks.

Cash and Cash Equivalents

      The Company considers all short-term, highly liquid investments with a maturity of three months or less, at the date of acquisition, to be cash equivalents.

Inventories

      Inventories consist of new goods and rental merchandise in service. Estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both obsolete and excess inventories. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. The components of inventories as of June 28, 2003 and June 29, 2002 are as follows:

	2003	2002

New goods	$27,123	$24,472
Rental merchandise in service	68,730	67,261

	$95,853	$91,733

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

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

Goodwill, Intangible and Long-Lived Assets

      The cost of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with the Company for a fixed period of time and acquired customer contracts and related customer relationships are stated at cost less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, primarily five to 11 years.

      The carrying value of goodwill is evaluated on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill in fiscal 2003, 2002 or 2001.

      The Company reviews all other long-lived assets, including definite-lived intangible assets, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company also performs a periodic assessment of the useful lives assigned to intangible assets. All of the Company’s intangibles are subject to amortization.

Retirement Plan Assets

      Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

Foreign Currency

      Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations and were not material in fiscal 2003, 2002 or 2001.

Revenue Recognition

      The Company’s rental operations business is largely based on written service agreements whereby it agrees to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, the Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Beginning in the third quarter of fiscal 2003, the Company made a change in the classification of billings to customers for lost or abused merchandise to a preferred classification of including such billings in revenue. Accordingly, all prior period billings for lost or abused garments have been reclassified from a reduction of cost of rental operations to rental operations revenue. Billings reclassified totaled $55,586 in fiscal 2003, $51,685 in fiscal 2002 and $52,802 in fiscal 2001. This reclassification did not impact current or historical net income or stockholders’ equity.

Insurance

      The Company self-insures for certain obligations related to health and workers’ compensation programs. The Company purchases stop-loss insurance policies to protect it from catastrophic losses. The Company periodically evaluates its liabilities under such programs based on a third party actuarial analysis. Management’s estimates consider historical claims experience, escalating medical cost trends and the expected timing of claim payments. During fiscal 2002, the Company changed certain assumptions utilized in evaluating its self-insurance liability and began to apply a discount factor to estimated future payments.

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

Per Share Data

      Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share was computed similarly to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities, including nonvested restricted stock, using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

	June 28,	June 29,	June 30,
For the Fiscal Years Ended	2003	2002	2001

Weighted average number of common shares outstanding used in computation of basic earnings per share	20,585,000	20,505,000	20,446,000
Weighted average effect of nonvested restricted stock grants and assumed exercise of options	106,000	155,000	11,000

Shares used in computation of diluted earnings per share	20,691,000	20,660,000	20,457,000

      Potential common shares of 562,000, 464,000 and 846,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2003, 2002 and 2001, respectively, as inclusion of these shares would have been antidilutive.

Stock-Based Compensation

      The Company maintains Stock Option and Compensation Plans (the “Employee Plans”), which are more fully described in Note 6. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $990, $937 and $493 in fiscal 2003, 2002 and 2001, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per common share would have been adjusted as follows:

Fiscal Years	2003	2002	2001

Net income:
As reported	$33,689	$38,267	$33,783
Pro forma	31,846	36,139	31,839
Basic net income per share:
As reported	$1.64	$1.87	$1.65
Pro forma	1.55	1.76	1.56
Diluted net income per share:
As reported	$1.63	$1.85	$1.65
Pro forma	1.54	1.75	1.56

      The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 was $12.28, $11.73 and $12.05, respectively. The weighted average exercise price was $33.66, $28.02 and $28.37 for fiscal 2003, 2002 and 2001, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.27% for fiscal 2003, 4.45% for fiscal 2002 and 5.90% for fiscal 2001; expected dividends of $0.07 per share; expected lives of five years for fiscal 2003, 2002 and 2001; and expected volatility of 36.56% for fiscal 2003 grants, 41.42% for fiscal 2002 grants and 40.00% for fiscal 2001 grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

      The Company has chosen to disclose comprehensive income, which consists of net income, foreign currency translation adjustment, unrealized gains/ losses on interest rate swap agreements and minimum pension liability adjustments, in the consolidated statements of stockholders’ equity and comprehensive income.

Financial Instruments

      The Company accounts for financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related authoritative guidance. The statement requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of other comprehensive income).

Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to apply APB 25 as the method used to account for stock-based compensation, where applicable. The Company adopted the disclosure requirements of SFAS 148 beginning with the third quarter ended March 29, 2003.

2. Acquisitions

      During each of fiscal 2003, 2002 and 2001, the Company made several small acquisitions. All acquisitions were accounted for using the purchase method. The total purchase consideration, including related acquisition costs, as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2003	2002	2001

Total purchase price and related acquisition costs	$88,744	$69,730	$20,335
Goodwill	63,206	52,073	9,008

      The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

3. Goodwill and Intangible Assets

      The Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer amortized but reviewed annually, or more frequently if certain indicators arise, for impairment. There have been no impairments of goodwill in fiscal 2003, 2002 or 2001. In addition, the Company periodically evaluates the remaining useful lives of amortizable intangible assets. All useful lives were deemed appropriate.

      Upon adoption of SFAS 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill, net of tax:

Fiscal Years	2003	2002	2001

Reported net income	$33,689	$38,267	$33,783
Add: Goodwill amortization, net of tax	—	—	2,919

Adjusted net income	$33,689	$38,267	$36,702

Reported basic earnings per share	$1.64	$1.87	$1.65
Add: Goodwill amortization, net of tax	—	—	0.14

Adjusted basic earnings per share	$1.64	$1.87	$1.79

Reported diluted earnings per share	$1.63	$1.85	$1.65
Add: Goodwill amortization, net of tax	—	—	0.14

Adjusted diluted earnings per share	$1.63	$1.85	$1.79

      The changes in the carrying amount of goodwill for the fiscal years ended June 28, 2003 and June 29, 2002, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 29, 2002	$173,707	$26,433	$200,140
Goodwill acquired during the period	63,206	—	63,206
Other, primarily foreign currency translation	—	2,794	2,794

Balance as of June 28, 2003	$236,913	$29,227	$266,140

	United States	Canada	Total

Balance as of June 30, 2001	$122,080	$26,000	$148,080
Goodwill acquired during the period	51,627	446	52,073
Other, primarily foreign currency translation	—	(13)	(13)

Balance as of June 29, 2002	$173,707	$26,433	$200,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

      Information regarding the Company’s other intangible assets are as follows:

	Carrying	Accumulated
As of June 28, 2003	Amount	Amortization	Net

Customer contracts and related customer relationships	$76,853	$31,919	$44,934
Non-competition agreements	9,721	5,055	4,666

Total	$86,574	$36,974	$49,600

	Carrying	Accumulated
As of June 29, 2002	Amount	Amortization	Net

Customer contracts and related customer relationships	$66,470	$24,914	$41,556
Non-competition agreements	7,979	4,184	3,795

Total	$74,449	$29,098	$45,351

      Total amortization expense was $7,289 in fiscal 2003, $6,057 in fiscal 2002 and $10,077 in fiscal 2001. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of June 28, 2003 is as follows:

2004	$7,729
2005	7,661
2006	7,357
2007	7,235
2008	6,863

4. Long-Term Debt

      Debt as of June 28, 2003 and June 29, 2002 includes the following:

	2003	2002

Borrowings under unsecured term loan and unsecured revolving credit facility at rates ranging from 2.48% to 4.25% at June 28, 2003 and from 3.09% to 3.21% at June 29, 2002	$196,600	$167,800
Borrowings under unsecured fixed rate term loan at 8.40%	50,000	50,000
Other debt arrangements including capital leases	4,561	6,620

	251,161	224,420
Less current maturities	(14,430)	(9,443)

Total long-term debt	$236,731	$214,977

      The Company maintains a $325,000 term loan and revolving credit facility. The credit facility includes (i) a $75,000 term loan facility with maturities of the remaining balance in fiscal years 2004 through 2007 of $11,250, $15,000, $18,750 and $22,500, respectively, and (ii) a $250,000 revolving credit facility expiring on July 2, 2007. As of June 28, 2003, borrowings outstanding under the term loan were $67,500 and under the revolving credit facility were $129,100. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $25,000 in letters of credit. As of June 28, 2003, letters of credit outstanding against the revolver were $15,343.

      Borrowings under the term loan and revolving credit facility bear interest at 1.00% to 1.75% over the rate offered to major banks in the London Interbank Eurodollar market (“Eurodollar Rate”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

Advances outstanding as of June 28, 2003 bear interest at the Eurodollar Rate or Canadian prime rate plus 1.50%. The Company also pays a fee on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

      In fiscal 2001, the Company completed a $50,000, 8.4% private placement debt transaction with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, the Company will repay $7,143 of the principal amount at par. The Company used the net proceeds from the sale of the notes to reduce other indebtedness and for general corporate purposes.

      The credit facilities and the fixed rate notes contain various restrictive covenants that among other matters require the Company to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also provide for certain limits related to additional indebtedness, investments and dividends. As of June 28, 2003, the Company was in compliance with all financial debt covenants.

      The fair value of the Company’s long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the long-term debt under the term loan and revolving credit facility approximates the carrying value as of June 28, 2003 and June 29, 2002. The fair value of the fixed rate term loan is $57,698 as of June 28, 2003.

      The following table summarizes payments due on long-term debt, including capital leases, as of June 28, 2003 for the next five fiscal years and thereafter:

2004	$14,430
2005	23,429
2006	25,959
2007	29,672
2008	136,243
2009 and thereafter	21,428

      Remaining future minimum lease payments under capital leases for each of fiscal 2004 and 2005 are $1,282.

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

      At June 28, 2003, the Company had interest rate swap contracts to pay fixed rates of interest (average rate of 3.38%) and receive variable rates of interest based on three-month London Interbank Offered Rate (“LIBOR”) on $85,000 notional amount of indebtedness. The $85,000 notional amount of outstanding contracts will mature $40,000 during fiscal 2004, $25,000 during fiscal 2005 and $20,000 thereafter. At June 29, 2002, the Company had interest rate swap contracts on $40,000 notional amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

indebtedness. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period. If these swap agreements were to be terminated, the Company would have incurred an after-tax loss on the contracts of $1,231 and $1,265 at June 28, 2003 and June 29, 2002, respectively.

      The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2003 or 2002. Notional amounts outstanding under foreign currency contracts at June 28, 2003 were $2,742, all of which will mature during fiscal 2004. Notional amounts outstanding under foreign currency contracts at June 29, 2002 were $4,813, all of which matured during fiscal 2003. No amounts were outstanding under such contracts at June 30, 2001. Foreign currency contracts were recorded at fair value as of June 28, 2003.

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

Stock Award Plans

      The Company maintains Stock Option and Compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year. A maximum of 3,000,000 stock awards can be granted under the Employee Plans and 1,632,882 awards were available for grant as of June 28, 2003.

      The Company also maintains the 1996 Director Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for automatic grants of 3,000 nonqualified stock options (initial grants) to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date. The Company has reserved 100,000 shares of Class A common stock for issuance under the Directors’ Plan. These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

      The following schedule summarizes activity in the plans:

	Stock Options

				Weighted
	Employee	Directors’		Average
	Plans	Plan	Grant Price	Exercise Price

Outstanding at July 1, 2000	643,873	31,000	$16.00–53.34	$33.51
Granted	330,494	8,000	21.50–28.50	28.38
Exercised	(433)	—	16.50	16.50
Canceled	(87,950)	—	16.50–46.00	39.42

Outstanding at June 30, 2001	885,984	39,000	$16.00–53.34	$33.43
Granted	427,495	11,000	25.87–40.85	28.16
Exercised	(36,750)	(5,000)	16.00–34.48	24.60
Canceled	(144,809)	(6,000)	21.50–46.00	31.79

Outstanding at June 29, 2002	1,131,920	39,000	$16.50–53.34	$31.98
Granted	364,308	7,000	29.23–35.69	33.49
Exercised	(26,700)	—	16.50–28.06	24.64
Canceled	(184,032)	(2,000)	25.00–46.00	32.07

Outstanding at June 28, 2003	1,285,496	44,000	$16.50–53.34	$32.53

Exercisable at June 28, 2003	428,279	32,000	$16.50–53.34	$36.35

      The following schedule summarizes the information related to stock options outstanding at June 28, 2003:

	Options Outstanding
				Options Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Option Life	Average	Number	Average
Range of Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$16.50–25.00	137,062	6.8	$24.81	137,062	$24.81
25.01–37.00	916,768	8.2	30.37	56,901	30.04
37.01–53.34	275,666	6.5	43.57	266,316	43.64

	1,329,496	7.7	$32.53	460,279	$36.35

      Under the Employee Plans, the Company grants restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. During fiscal 2003, 2002 and 2001 the Company granted 25,000, 33,580 and 115,448 shares of restricted stock, respectively. The weighted average grant date fair value per share of restricted stock granted during fiscal 2003, 2002 and 2001 was $33.07, $32.67 and $28.19, respectively. The Company records compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $990, $937 and $493 in fiscal 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

7. Income Taxes

      The components of the provision for income taxes are as follows:

Fiscal Years	2003	2002	2001

Current:
Federal	$9,482	$14,727	$12,737
State and local	1,396	2,075	1,588
Foreign	6,025	8,495	8,766

	16,903	25,297	23,091
Deferred	4,636	(312)	(520)

	$21,539	$24,985	$22,571

      The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

Fiscal Years	2003	2002	2001

Federal taxes at the statutory rate	$19,330	$22,138	$19,724
State taxes, net of federal tax benefit	1,447	1,495	1,044
Foreign taxes	582	1,001	922
Permanent differences and other, net	180	351	881

Total provision	$21,539	$24,985	$22,571

Effective rate	39.0%	39.5%	40.0%

      Significant components of the Company’s deferred tax assets and deferred tax liabilities as of June 28, 2003 and June 29, 2002 are as follows:

	2003	2002

Deferred tax liabilities:
Inventory	$(22,095)	$(20,186)
Depreciation	(26,712)	(17,938)
Intangibles	(17,457)	(12,289)
Other	(1,811)	(2,846)

Total deferred tax liabilities	(68,075)	(53,259)
Deferred tax assets:
Accruals, reserves and other	25,949	20,532

Net deferred tax liabilities	$(42,126)	$(32,727)

      The Company has foreign tax credit carryforwards of $1,280, which expire in fiscal 2007. A valuation allowance has been established for all foreign tax credit carryforwards due to the uncertainty of the use of the tax benefit in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

8. Employee Benefit Plans

Pension Plan

      The Company has a noncontributory defined benefit pension plan (the “Plan”) covering substantially all employees, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. The Company makes annual contributions to the Plan consistent with federal funding requirements.

Union Pension Plans

      Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (“Union Plans”). The Company contributed and charged to expense $1,189 in fiscal 2003, $1,062 in fiscal 2002 and $916 in fiscal 2001 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(k) Plan

      All full-time nonunion employees are eligible to participate in a 401(k) plan. The Company matches a portion of the employee’s salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a five-year employment period, were $1,663 in fiscal 2003, $1,229 in fiscal 2002 and $713 in fiscal 2001.

Executive Retirement Plans

      The Company has a nonqualified Supplemental Executive Retirement Plan (“SERP”) and a nonqualified Executive Deferred Compensation Plan (“DEFCO”) to provide designated executives and professional employees with retirement, death and disability benefits.

      Annual benefits under the SERP are based on years of service and individual compensation near retirement. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts is included in other assets in the accompanying consolidated balance sheets.

      Under the DEFCO plan, the Company matches a portion of the designated employees’ contributions. The Company’s matching contributions under the DEFCO plan were $476 in fiscal 2003, $397 in fiscal 2002 and $350 in fiscal 2001. The accumulated benefit obligation of $7,532 as of June 28, 2003 and $6,680 as of June 29, 2002 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At June 28, 2003 and June 29, 2002, the estimated fair value of the investments was $7,532 and $6,680, and the cost of the investments was $8,576 and $8,233, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

      The changes in benefit obligation and plan assets consisted of the following for the years ended June 28, 2003 and June 29, 2002:

			Supplemental
			Executive
	Pension Plan		Retirement Plan

	2003	2002	2003	2002

Change in benefit obligation:
Projected benefit obligation, beginning of year	$25,535	$24,936	$6,545	$7,510
Service cost	2,541	2,141	369	259
Interest cost	1,962	1,653	531	441
Actuarial (gain) loss	11,686	(2,610)	2,859	(1,446)
Benefits paid	(1,095)	(585)	(238)	(219)

Projected benefit obligation, end of year	$40,629	$25,535	$10,066	$6,545

Change in plan assets:
Fair value of plan assets, beginning of year	$18,651	$21,673	$—	$—
Actual loss on plan assets	(717)	(2,437)	—	—
Employer contributions	—	—	238	219
Benefits paid	(1,095)	(585)	(238)	(219)

Fair value of plan assets, end of year	$16,839	$18,651	$—	$—

Net cash surrender value of life insurance contracts			$8,139	$7,516

      Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. The plan held approximately 67,500 shares of the Company’s Class B common stock at June 28, 2003 and June 29, 2002, with market values of $2,007 and $2,373, respectively. The plan received $5 in dividends on the Company’s Class B common stock during each of fiscal 2003 and 2002.

      The funded status of the Company’s plans were as follows as of June 28, 2003 and June 29, 2002:

			Supplemental
			Executive
	Pension Plan		Retirement Plan

	2003	2002	2003	2002

Funded status	$(23,790)	$(6,884)	$(10,066)	$(6,545)
Unrecognized actuarial loss	14,315	461	3,440	645
Unrecognized prior service cost	331	369	368	433
Intangible asset	(331)	—	(368)	(119)
Accumulated other comprehensive loss	(4,562)	—	(524)	—

Accrued pension liability	$(14,037)	$(6,054)	$(7,150)	$(5,586)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

      The following average assumptions were used to account for the plans for the years ended June 28, 2003 and June 29, 2002:

			Supplemental
			Executive
	Pension Plan		Retirement Plan

	2003	2002	2003	2002

Discount rate	6.0%	7.5%	6.0%	7.5%
Expected return on plan assets	8.0	8.0	N/A	N/A
Rate of compensation increase	5.0	5.0	5.0	5.0

      The components of net periodic pension cost are as follows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001:

				Supplemental Executive
	Pension Plan			Retirement Plan

	2003	2002	2001	2003	2002	2001

Service cost	$2,541	$2,141	$2,027	$369	$259	$336
Interest cost	1,962	1,653	1,584	531	441	511
Expected return on assets	(1,468)	(1,711)	(1,837)	—	—	—
Prior service cost	55	53	53	65	65	65
(Gain) loss	—	(161)	(326)	63	4	138

Net periodic pension cost	$3,090	$1,975	$1,501	$1,028	$769	$1,050

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

      The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 28, 2003:

Operating Leases

2004	$11,740
2005	10,024
2006	7,621
2007	6,123
2008	4,731
2009 and thereafter	2,120

Total minimum lease payments	$42,359

      Total rent expense for operating leases, including those with terms of less than one year was $17,780 in fiscal 2003, $15,462 in fiscal 2002 and $13,564 in fiscal 2001.

10. Segment Information

      The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the corporate identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. No one customer’s transactions account for 1.0% or more of the Company’s revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except share and per share data)

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location is as follows:

	United
	States	Canada	Elimination	Total

2003:
Revenues	$618,798	$86,790	$—	$705,588
Income from operations	52,823	16,933	(837)	68,919
Interest expense	13,330	1,198	(837)	13,691
Total assets	752,469	96,706	(70,369)	778,806
Capital expenditures	22,521	8,882	—	31,403
Depreciation and amortization expense	34,136	3,559	—	37,695
Income tax expense	14,720	6,819	—	21,539
2002:
Revenues	$595,365	$82,226	$—	$677,591
Income from operations	58,224	19,973	(1,336)	76,861
Interest expense	13,343	1,602	(1,336)	13,609
Total assets	677,029	77,859	(73,189)	681,699
Capital expenditures	26,060	3,096	—	29,156
Depreciation and amortization expense	32,219	3,434	—	35,653
Income tax expense	17,218	7,767	—	24,985
2001:
Revenues	$573,393	$82,988	$—	$656,381
Income from operations	56,327	18,856	(1,590)	73,593
Interest expense	16,853	1,976	(1,590)	17,239
Total assets	612,945	79,990	(72,972)	619,963
Capital expenditures	30,795	3,320	—	34,115
Depreciation and amortization expense	34,284	4,572	—	38,856
Income tax expense	14,699	7,872	—	22,571

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of G&K Services, Inc.:

      We have audited the accompanying consolidated balance sheets of G&K Services, Inc. as of June 28, 2003 and June 29, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the two fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of G&K Services, Inc. as of June 30, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated August 10, 2001, expressed an unqualified opinion on those statements.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. as of June 28, 2003 and June 29, 2002, and the results of its operations and its cash flows for the two fiscal years then ended in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets.”

      As discussed above, the consolidated financial statements of G&K Services, Inc. as of June 30, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted as of July 1, 2001. We have audited the disclosures in Note 3 and, in our opinion, the disclosures for fiscal year 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal year 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal year 2001 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Minneapolis, Minnesota

August 8, 2003

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

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

August 10, 2001

Note: The report above is a copy of a previously issued report and it has not been reissued by Arthur Andersen LLP (“Andersen”). Certain financial information for the period ended June 30, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to the current year financial statement presentation, and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during the year.