Form 10-Q
period 2003-09-27
G&K SERVICES INC
filed 2003-11-06
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 27, 2003 Commission file number 0-4063

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

YES    X             NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    X             NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A	Outstanding November 3, 2003
Common Stock, par value $0.50 per share	19,283,686

CLASS B	Outstanding November 3, 2003
Common Stock, par value $0.50 per share	1,474,996

PART I
Item 1. Financial Statements
Consolidated Condensed Balance Sheets as of September 27, 2003 and June 28, 2003
Consolidated Statements of Operations for the three months ended September 27, 2003 and September 28, 2002
Consolidated Condensed Statements of Cash Flows for the three months ended September 27, 2003 and September 28, 2002
Notes to Consolidated Condensed Financial Statements
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.Quantitative and Qualitative Disclosure About Market Risk
Item 4.Controls and Procedures
PART II
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-31.1 Certification of CEO - Section 302
EX-31.2 Certification of CFO - Section 302
EX-32.1 Certification of CEO - Section 906
EX-32.2 Certification of CFO - Section 906

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 27,
	2003	June 28,
(In thousands)	(Unaudited)	2003

ASSETS
Current Assets
Cash and cash equivalents	$14,027	$11,504
Accounts receivable, less allowance for doubtful accounts of $3,902 and $3,687	70,456	69,839
Inventories	92,988	95,853
Prepaid expenses	10,510	14,848

Total current assets	187,981	192,044

Property, Plant and Equipment, net	246,483	250,757
Goodwill, net	266,629	266,140
Other Assets	69,437	69,865

	$770,530	$778,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,177	$20,228
Accrued expenses	72,084	68,679
Deferred income taxes	13,444	13,459
Current maturities of long-term debt	22,337	14,430

Total current liabilities	128,042	116,796

Long-Term Debt, net of Current Maturities	207,066	236,731
Deferred Income Taxes	29,374	28,667
Other Noncurrent Liabilities	17,349	16,343
Stockholders’ Equity	388,699	380,269

	$770,530	$778,806

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended

	September 27,	September 28,
(In thousands, except per share data)	2003	2002

Revenues
Rental operations	$173,280	$165,451
Direct sales	5,323	4,347

Total revenues	178,603	169,798

Operating Expenses
Cost of rental operations	109,845	101,470
Cost of direct sales	4,301	3,501
Selling and administrative	38,533	36,655
Depreciation and amortization	9,690	9,019

Total operating expenses	162,369	150,645

Income from Operations	16,234	19,153
Interest expense	3,155	3,261

Income before Income Taxes	13,079	15,892
Provision for income taxes	4,970	6,198

Net Income	$8,109	$9,694

Basic weighted average number of shares outstanding	20,610	20,545
Basic Earnings per Common Share	$0.39	$0.47

Diluted weighted average number of shares outstanding	20,728	20,686
Diluted Earnings per Common Share	$0.39	$0.47

Dividends per share	$0.02	$0.02

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended

	September 27,	September 28,
(In thousands)	2003	2002

Operating Activities:
Net income	$8,109	$9,694
Adjustments to reconcile net income to net cash provided by operating activities - Depreciation and amortization	9,690	9,019
Deferred income taxes	465	(410)
Amortization of deferred compensation — restricted stock	232	272
Changes in current operating items, exclusive of acquisitions	9,385	2,635
Other, net	(272)	(146)

Net cash provided by operating activities	27,609	21,064

Investing Activities:
Property, plant and equipment additions, net	(3,621)	(8,976)
Acquisitions of business assets and other	(539)	(10,772)

Net cash used for investing activities	(4,160)	(19,748)

Financing Activities:
Proceeds from debt financing	8,409	22,105
Repayments of debt financing	(29,569)	(23,293)
Cash dividends paid	(363)	(363)
Sale of common stock	423	192

Net cash used for financing activities	(21,100)	(1,359)

Increase (Decrease) in Cash and Cash Equivalents	2,349	(43)
Effect of Exchange Rates on Cash	174	61

Cash and Cash Equivalents:
Beginning of period	11,504	9,986

End of period	$14,027	$10,004

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three-month period ended September 27, 2003 and September 28, 2002
(Unaudited)

The consolidated condensed financial statements included herein, except for the June 28, 2003 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 28, 2003, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 27, 2003, and the results of its operations and its cash flows for the three months ended September 27, 2003 and September 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three-month periods ended September 27, 2003 and September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

1.        Summary of Significant Accounting Policies

Accounting policies followed by the Company are set forth in Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

Nature of Business

G&K Services, Inc. is a market leader in providing corporate identity apparel and facility services programs to a wide variety of industrial, service and high-technology companies. The Company’s apparel programs provide rental-lease or purchase options as well as non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. The Company also manufactures certain uniform garments that it uses to support its garment rental programs.

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

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the first quarter of fiscal 2004 or fiscal 2003. Notional amounts outstanding under foreign currency contracts at September 27, 2003 were $393, all of which will mature during fiscal 2004. Notional amounts outstanding under foreign currency contracts at September 28, 2002 were $2,402, all of which matured during fiscal 2003. Foreign currency contracts were recorded at fair value as of September 27, 2003.

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

	Three Months Ended

	September 27,	September 28,
	2003	2002

Weighted average number of common shares outstanding used in computation of basic earning per share	20,610	20,545
Weighted average effect of nonvested restricted stock grants and assumed exercise of options	118	141

Shares used in computation of diluted earnings per share	20,728	20,686

Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the Employee Plans), which are more fully described in Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $232 and $272 for the three-month periods ended September 27, 2003 and September 28, 2002, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for

Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per common share would have been adjusted as follows:

	Three Months Ended

	September 27,	September 28,
	2003	2002

Net income, as reported	$8,109	$9,694
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(444)	(419)

Pro forma net income	$7,665	$9,275

Basic net income per share:
As reported	$0.39	$0.47
Pro forma	0.37	0.45
Diluted net income per share:
As reported	$0.39	$0.47
Pro forma	0.37	0.45

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. These reclassifications did not impact current or historical net income or stockholders’ equity.

2.        Comprehensive Income

For the three-month periods ended September 27, 2003 and September 28, 2002, the components of comprehensive income were as follows:

	Three Months Ended

	September 27,	September 28,
	2003	2002

Net income	$8,109	$9,694
Other comprehensive income
Foreign currency translation adjustments, net of tax	(343)	(2,552)
Net unrealized gain (loss) on derivative financial instruments, net of tax	371	(64)

Comprehensive income	$8,137	$7,078

3.        Goodwill and Intangible Assets

In July 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The changes in the carrying amount of goodwill for the three months ended September 27, 2003, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 28, 2003	$236,913	$29,227	$266,140
Goodwill acquired during the period	594	—	594
Other, primarily foreign currency translation	—	(105)	(105)

Balance as of September 27, 2003	$237,507	$29,122	$266,629

Information regarding the Company’s other intangible assets are as follows:

	As of September 27, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts and related customer relationships	$76,824	$33,609	$43,215
Non-competition agreements	9,721	5,290	4,431

Total	$86,545	$38,899	$47,646

	As of June 28, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts and related customer relationships	$76,853	$31,919	$44,934
Non-competition agreements	9,721	5,055	4,666

Total	$86,574	$36,974	$49,600

Amortization expense was $1,945 and $1,637 for the three months ended September 27, 2003 and September 28, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of September 27, 2003 is as follows:

2004 remaining	$5,784
2005	7,661
2006	7,357
2007	7,235
2008	6,863
2009	3,194

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three-month periods ended September 27, 2003 and September 28, 2002 is as follows:

	United
	States	Canada	Total

First Quarter Fiscal Year 2004:
Revenues	$155,758	$22,845	$178,603
Income from operations	12,297	3,937	16,234
Property, plant and equipment additions, net	3,677	(56)	3,621
Depreciation and amortization expense	8,627	1,063	9,690
First Quarter Fiscal Year 2003:
Revenues	$149,358	$20,440	$169,798
Income from operations	14,839	4,314	19,153
Property, plant and equipment additions, net	6,683	2,293	8,976
Depreciation and amortization expense	8,116	903	9,019

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2003 or through the first three months of fiscal 2004. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2003 or through the first three months of fiscal 2004.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three-month periods ended September 27, 2003 and September 28, 2002, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Percentage
	Ended		Change

			Three Months
	Sept 27,	Sept 28,	FY 2004
	2003	2002	vs. FY 2003

Revenues:
Rental	97.0%	97.4%	4.7%
Direct	3.0	2.6	22.5

Total revenues	100.0	100.0	5.2
Expenses:
Cost of rental sales	63.4	61.3	8.3
Cost of direct sales	80.8	80.5	22.9

Total cost of sales	63.9	61.8	8.7
Selling and administrative	21.6	21.6	5.1
Depreciation and amortization	5.4	5.3	7.4

Income from operations	9.1	11.3	(15.2)
Interest expense	1.8	1.9	(3.3)

Income before income taxes	7.3	9.4	(17.7)
Provision for income taxes	2.8	3.7	(19.8)

Net income	4.5%	5.7%	(16.4)%

Three months ended September 27, 2003 compared to three months ended September 28, 2002

Revenues. Total revenues in the first quarter of fiscal 2004 increased 5.2% to $178.6 million from $169.8 million in the first quarter of fiscal 2003. Rental revenue increased $7.8 million in the first quarter, or 4.7%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 1.5%. We believe that the organic industrial rental growth rate better reflects the growth of our existing industrial business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue increased 22.5% to $5.3 million in the first quarter of fiscal 2004 compared to $4.3 million in the same period of fiscal 2003. The increase in revenue was driven by a focused effort to provide direct sale garment solutions to our existing rental customers.

Cost of Rental and Direct Sale. Cost of rental operations increased 8.3% to $109.8 million in the first quarter of fiscal 2004 from $101.5 million in the same period of fiscal 2003. Gross margin from rental sales decreased to 36.6% in the first quarter of fiscal 2004 from 38.7% in the first quarter of fiscal 2003. The decrease in rental gross margins was due to higher energy costs, acquisition integration and plant consolidation costs, employee benefit costs (including pension) and lost margin from lower employment levels within our existing customer base.

Cost of direct sales increased 22.9% to $4.3 million in the first quarter of fiscal 2004 from $3.5 million in the same period of fiscal 2003. Gross margin from direct sales decreased to 19.2% in the first quarter of fiscal 2004 from 19.5% in the first quarter of fiscal 2003.

Selling and Administrative. Selling and administrative expenses increased 5.1% to $38.5 million in the first quarter of fiscal 2004 from $36.7 million in the same period of fiscal 2003. As a percentage of total revenues, selling and administrative expenses remained constant at 21.6% in both the first quarter of fiscal 2004 and the same period of fiscal 2003. Increased employee benefit costs, including pension, were largely offset by improvements in expense related to uncollectible accounts receivable.

Depreciation and Amortization. Depreciation and amortization expense increased 7.4% to $9.7 million in the first quarter of fiscal 2004 from $9.0 million in the same period of fiscal 2003. As a percentage of total revenues, depreciation and amortization expense increased to 5.4% in the first quarter of fiscal 2004 from 5.3% in the first quarter of fiscal 2003. Capital expenditures, excluding acquisition of businesses, were $3.6 million in the first quarter of fiscal 2004 compared to $9.0 million in the prior year’s quarter. The lower level of capital expenditures was primarily due to timing of new plant construction and a continued focus on asset utilization.

Interest Expense. Interest expense was $3.2 million in the first quarter of fiscal 2004, down from $3.3 million in the same period of fiscal 2003.

Provision for Income Taxes. Our effective tax rate decreased to 38.0% in the first quarter of fiscal 2004 from 39.0% in the same period of fiscal 2003 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $27.6 million in the first three months of fiscal 2004 and $21.1 million in the same period of fiscal 2003. Operating cash flow was up over the prior year due to effective working capital management including a continued focus on accounts receivable and new inventories.

Working capital at September 27, 2003 was $59.9 million, down 20.3% from $75.2 million at June 28, 2003. The decrease is due to an increase in the current maturities of long-term debt associated with scheduled debt payments and an increase in income tax payable due to timing of payments.

Investing Activities. Net cash used in investing activities was $4.2 million in the first three months of fiscal 2004 and $19.7 million in the same period of fiscal 2003. In fiscal 2004, cash was primarily used for property, plant and equipment additions. In fiscal 2003, cash was largely used for acquisition of business assets and property, plant and equipment additions.

Financing Activities. Cash used for financing activities was $21.1 million in the first three months of fiscal 2004 and $1.4 million in the same period of fiscal 2003. Cash used in fiscal 2004 was primarily related to the repayment of long-term debt. The Company paid dividends of $0.4 million during the first three months of fiscal 2004.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of September 27, 2003 for the fiscal years ending June (in thousands):

	2004 Remaining	2005	2006	2007	2008	2009 and Thereafter	Total

Variable rate term loan and revolving credit facility	$8,438	$15,000	$18,750	$22,500	$109,800	$—	$174,488
Fixed rate term loan	—	7,143	7,143	7,143	7,143	21,428	50,000
Other debt arrangements, including capital leases	2,621	1,734	531	29	—	—	4,915
Operating leases	9,223	11,114	8,771	7,114	5,693	2,631	44,546

Total contractual cash obligations	$20,282	$34,991	$35,195	$36,786	$122,636	$24,059	$273,949

Also, at September 27, 2003, we had stand-by letters of credit totaling $15.4 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At September 27, 2003, we had available cash on hand of $14.0 million and over $100.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2004; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time.

The amount of cash flow generated from operations is subject to a number of risks and uncertainties. In fiscal 2004, we may actively seek and consider acquisitions of business assets, the consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that available capacity under our revolving credit facility will be adequate to finance any such acquisitions and planned capital expenditures in fiscal 2004.

On October 22, 2003, we filed a registration statement with the Securities and Exchange Commission to issue, at an indeterminate date, debt securities, Class A Common Stock and securities warrants with an aggregate initial offering price not to exceed $200 million. The SEC declared this registration statement effective on November 5, 2003. The securities covered by the registration statement, which may be offered in one or more offerings and in any combination, would in each case be offered pursuant to a prospectus supplement that will describe the specific types, amounts, price and other terms of the offered securities. Unless the applicable prospectus supplement states otherwise, the net proceeds from any sale of the offered securities would be used for working capital, the repayment of indebtedness, the funding of certain expenditures in connection with acquisitions and for general corporate purposes. Currently, we have no specific plans to issue any securities under the registration statement.

Pension Obligations

We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.5 million in the first quarter of fiscal 2004 and $0.7 million in the same period of fiscal 2003. At June 28, 2003, the fair value of our pension plan assets totaled $16.8 million. Lower investment returns, benefit payments and declining discount rates resulted in additional minimum pension liability of $2.9 million (net of tax of $1.7 million) as of June 28, 2003. We made a cash contribution of approximately $2.8 million in the first quarter of fiscal 2004.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 28, 2003, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 28, 2003 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated fiscal 2004 pension expense by approximately $0.1 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.0% at June 28, 2003. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.0% to 5.5%) would have increased our accumulated benefit obligation at June 28, 2003 by approximately $3.4 million and increased the estimated fiscal 2004 pension expense by approximately $1.0 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Impact of Inflation

In general, management believes that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impact of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation or 5.0%, whichever is greater, and continued focus on improvements of operational productivity.

Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent between 3-4% of our total revenue.

Litigation

We are involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices, being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where ground water contamination has been detected or is suspected and a lawsuit in California that alleges G&K violated certain state wage and hour laws applicable to its route representatives. While we are unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on our consolidated financial statements taken as a whole.

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

Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the corporate identity apparel and facility services industry; and the availability of capital to finance planned growth. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the first quarter of fiscal 2004 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 27, 2003 on the change in the cost of variable rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Form 10-Q. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

A Form 8-K, Item 5. Other Events was filed on August 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC
(Registrant)

Date:	November 6, 2003	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright
Chief Financial Officer and
Secretary
(Principal Financial Officer)

		By:	/s/ Michael F. Woodard

Michael F. Woodard
Controller
(Principal Accounting Officer)