Form 10-Q
period 2003-12-27
G&K SERVICES INC
filed 2004-02-05
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 27, 2003 Commission file number 0-4063

G&K SERVICES, INC

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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $0.50 per share	Outstanding February 2, 2004 19,373,542

CLASS B Common Stock, par value $0.50 per share	Outstanding February 2, 2004 1,474,996

PART I FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
PART II OTHER INFORMATION
SIGNATURES
Executive Employment Agreement - Jeffrey R. Kiesel
First Amendment to Credit Agreement
Certification of CEO to Section 302
Certification of CFO to Section 302
Certification of CEO to Section 906
Certification of CFO to Section 906

G&K Services, Inc.
Form 10-Q

		PAGE

PART I
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of December 27, 2003 and June 28, 2003	3
	Consolidated Statements of Operations for the three and six months ended December 27, 2003 and December 28, 2002	4
	Consolidated Condensed Statements of Cash Flows for the six months ended December 27, 2003 and December 28, 2002	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18
PART II
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 27,
	2003	June 28,
(In thousands)	(Unaudited)	2003

ASSETS
Current Assets
Cash and cash equivalents	$17,479	$11,504
Accounts receivable, less allowance for doubtful accounts of $3,721 and $3,687	72,196	69,839
Inventories	91,956	95,853
Prepaid expenses	9,694	14,848

Total current assets	191,325	192,044

Property, Plant and Equipment, net	242,591	250,757
Goodwill	274,335	266,140
Other Assets	69,345	69,865

	$777,596	$778,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,011	$20,228
Accrued expenses	78,103	68,679
Deferred income taxes	13,561	13,459
Current maturities of long-term debt	23,367	14,430

Total current liabilities	134,042	116,796

Long-Term Debt, net of Current Maturities	193,487	236,731
Deferred Income Taxes	29,327	28,667
Other Noncurrent Liabilities	18,288	16,343
Stockholders’ Equity	402,452	380,269

	$777,596	$778,806

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	Dec 27,	Dec 28,	Dec 27,	Dec 28,
(In thousands, except per share data)	2003	2002	2003	2002

Revenues
Rental operations	$174,620	$171,633	$347,900	$337,084
Direct sales	7,919	8,020	13,242	12,367

Total revenues	182,539	179,653	361,142	349,451

Operating Expenses
Cost of rental operations	111,062	106,090	220,907	207,560
Cost of direct sales	5,783	5,427	10,084	8,928
Selling and administrative	38,791	38,827	77,324	75,482
Depreciation and amortization	9,773	9,454	19,463	18,473

Total operating expenses	165,409	159,798	327,778	310,443

Income from Operations	17,130	19,855	33,364	39,008
Interest expense	2,933	3,531	6,088	6,792

Income before Income Taxes	14,197	16,324	27,276	32,216
Provision for income taxes	5,395	6,366	10,365	12,564

Net Income	$8,802	$9,958	$16,911	$19,652

Basic weighted average number of shares outstanding	20,666	20,567	20,638	20,556
Basic Earnings per Common Share	$0.43	$0.48	$0.82	$0.96

Diluted weighted average number of shares outstanding	20,850	20,759	20,789	20,722
Diluted Earnings per Common Share	$0.42	$0.48	$0.81	$0.95

Dividends per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended

	December 27,	December 28,
(In thousands)	2003	2002

Operating Activities:
Net income	$16,911	$19,652
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	19,463	18,473
Deferred income taxes	562	(331)
Amortization of deferred compensation — restricted stock	467	544
Changes in current operating items, exclusive of	15,314	8,782
acquisitions
Other, net	197	240

Net cash provided by operating activities	52,914	47,360

Investing Activities:
Property, plant and equipment additions, net	(8,372)	(18,074)
Acquisitions of business assets and other	(7,137)	(71,797)

Net cash used for investing activities	(15,509)	(89,871)

Financing Activities:
Proceeds from debt financing	65,775	163,209
Repayments of debt financing	(99,557)	(112,839)
Cash dividends paid	(726)	(725)
Sale of common stock	2,703	384

Net cash provided by (used for) financing activities	(31,805)	50,029

Increase in Cash and Cash Equivalents	5,600	7,518
Effect of Exchange Rates on Cash	375	69
Cash and Cash Equivalents:
Beginning of period	11,504	9,986

End of period	$17,479	$17,573

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and six month periods ended December 27, 2003 and December 28, 2002
(Unaudited)

The consolidated condensed financial statements included herein, except for the June 28, 2003 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 28, 2003, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 27, 2003, and the results of its operations for the three and six months ended and its cash flows for the six months ended December 27, 2003 and December 28, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and six month periods ended December 27, 2003 and December 28, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the second quarter of fiscal 2004 or fiscal 2003. Notional amounts outstanding under foreign currency contracts at December 27, 2003 were $1,612, all of which will mature during fiscal 2004. Notional amounts outstanding under foreign currency contracts at December 28, 2002 were $2,402, all of which matured during fiscal 2003. Foreign currency contracts were recorded at fair value as of December 27, 2003.

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

	Three Months Ended		Six Months Ended

	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2003	2002	2003	2002

Weighted average number of common shares outstanding	20,666	20,567	20,638	20,556

Shares used in computation of basic earnings per share	20,666	20,567	20,638	20,556
Weighted average effect of nonvested restricted stock grants and assumed exercise of options	184	192	151	166

Shares used in computation of diluted earnings per share	20,850	20,759	20,789	20,722

        Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the Employee Plans), which are more fully described in Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $235 and $272 for the three-month periods and $467 and $544 for the six-month periods ended December 27, 2003 and December 28, 2002, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per common share would have been adjusted as follows:

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net income, as reported	$8,802	$9,958	$16,911	$19,652
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(506)	(511)	(950)	(931)

Pro forma net income	$8,296	$9,447	$15,961	$18,721

Basic net income per share:
As reported	$0.43	$0.48	$0.82	$0.96
Pro forma	0.40	0.46	0.77	0.91
Diluted net income per share:
As reported	$0.42	$0.48	$0.81	$0.95
Pro forma	0.40	0.46	0.77	0.90

2.    Comprehensive Income

For the three and six month periods ended December 27, 2003 and December 28, 2002, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended

	Dec 27,	Dec 28,	Dec 27,	Dec 28,
	2003	2002	2003	2002

Net income	$8,802	$9,958	$16,911	$19,652
Other comprehensive income
Foreign currency translation adjustments, net of tax	2,845	581	2,502	(1,971)
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	(45)	34	326	(30)

Comprehensive income	$11,602	$10,573	$19,739	$17,651

3.    Goodwill and Intangible Assets

In July 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The changes in the carrying amount of goodwill for the six months ended December 27, 2003, by operating segment, are as follows:

	United States	Canada	Total

Balance as of June 28, 2003	$236,913	$29,227	$266,140
Acquired goodwill	7,463	—	7,463
Other, primarily foreign currency translation	—	732	732

Balance as of December 27, 2003	$244,376	$29,959	$274,335

Information regarding the Company’s other intangible assets are as follows:

	As of December 27, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts and related customer relationships	$77,869	$35,515	$42,354
Non-competition agreements	9,756	5,536	4,220

Total	$87,625	$41,051	$46,574

	As of June 28, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts and related customer relationships	$76,853	$31,919	$44,934
Non-competition agreements	9,721	5,055	4,666

Total	$86,574	$36,974	$49,600

Amortization expense was $3,917 and $3,495 for the six months ended December 27, 2003 and December 28, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of December 27, 2003 is as follows:

2004 remaining	$3,923
2005	7,786
2006	7,458
2007	7,333
2008	6,960
2009	3,288

4.    Long-Term Debt

The Company maintains a $325,000 term loan and revolving credit facility. On December 17, 2003 the credit facility was amended to revise certain restricted covenants. Under the amended credit facility, the Company is required to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. As of December 27, 2003, the Company was in compliance with all debt covenants.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and six month periods ended December 27, 2003 and December 28, 2002 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Second Quarter Fiscal Year 2004:
Revenues	$157,209	$25,330	$182,539
Income from operations	12,085	5,045	17,130
Property, plant and equipment additions, net	3,794	957	4,751
Depreciation and amortization	8,671	1,102	9,773
Second Quarter Fiscal Year 2003:
Revenues	$158,527	$21,126	$179,653
Income from operations	15,388	4,467	19,855
Property, plant and equipment additions, net	6,158	2,940	9,098
Depreciation and amortization	8,635	819	9,454

	United
For the Six Months Ended	States	Canada	Total

Fiscal Year 2004:
Revenues	$312,967	$48,175	$361,142
Income from operations	24,382	8,982	33,364
Property, plant and equipment additions, net	7,471	901	8,372
Depreciation and amortization	17,298	2,165	19,463
Fiscal Year 2003:
Revenues	$307,885	$41,566	$349,451
Income from operations	30,227	8,781	39,008
Property, plant and equipment additions, net	12,841	5,233	18,074
Depreciation and amortization	16,751	1,722	18,473

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2003 or through the first six months of fiscal 2004. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2003 or through the first six months of fiscal 2004.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 27, 2003 and December 28, 2002, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change

					Three Months	Six Months
	Dec 27,	Dec 28,	Dec 27,	Dec 28,	FY 2004	FY 2004
	2003	2002	2003	2002	vs. FY 2003	vs. FY 2003

Revenues:
Rental	95.7%	95.5%	96.3%	96.5%	1.7%	3.2%
Direct	4.3	4.5	3.7	3.5	(1.3)	7.1

Total revenues	100.0	100.0	100.0	100.0	1.6	3.3
Expenses:
Cost of rental sales	63.6	61.8	63.5	61.6	4.7	6.4
Cost of direct sales	73.0	67.7	76.2	72.2	6.6	12.9

Total cost of sales	64.0	62.1	64.0	62.0	4.8	6.7
Selling and administrative	21.3	21.6	21.4	21.6	(0.1)	2.4
Depreciation and amortization	5.3	5.2	5.4	5.2	3.4	5.4

Income from operations	9.4	11.1	9.2	11.2	(13.7)	(14.5)
Interest expense	1.6	2.0	1.6	2.0	(16.9)	(10.4)

Income before income taxes	7.8	9.1	7.6	9.2	(13.0)	(15.3)
Provision for income taxes	3.0	3.6	2.9	3.6	(15.3)	(17.5)

Net income	4.8%	5.5%	4.7%	5.6%	(11.6)%	(13.9)%

Three months ended December 27, 2003 compared to three months ended December 28, 2002

Revenues. Total revenues in the second quarter of fiscal 2004 increased 1.6% to $182.5 million from $179.7 million in the second quarter of fiscal 2003. Rental revenue increased $3.0 million in the second quarter, or 1.7%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 2.0%. We believe that the organic industrial rental growth rate better reflects the growth of our existing industrial business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue was essentially flat to last year at $7.9 million in the second quarter of fiscal 2004 compared to $8.0 million in the same period of fiscal 2003.

Cost of Rental and Direct Sale. Cost of rental operations increased 4.7% to $111.1 million in the second quarter of fiscal 2004 from $106.1 million in the same period of fiscal 2003. Gross margin from rental sales decreased to 36.4% in the second quarter of fiscal 2004 from 38.2% in the second quarter of fiscal 2003. The decrease in rental gross margins was due to higher energy costs, employee benefit costs (including pension) and lost margin from lower employment levels within our existing customer base. These items were partially offset by improved labor productivity.

Cost of direct sales increased 6.6% to $5.8 million in the second quarter of fiscal 2004 from $5.4 million in the same period of fiscal 2003. Gross margin from direct sales decreased to 27.0% in the second quarter of fiscal 2004 from 32.3% in the second quarter of fiscal 2003 due to product mix and pricing pressures.

Selling and Administrative. Selling and administrative expenses remained constant at $38.8 million in the second quarter of both fiscal 2004 and fiscal 2003. As a percentage of total revenues, selling and administrative expenses decreased to 21.3% in the second quarter of fiscal 2004 from 21.6% in the second quarter of fiscal 2003. The decrease as a percent of revenue was due to reduced selling expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 3.4% to $9.8 million in the second quarter of fiscal 2004 from $9.5 million in the same period of fiscal 2003. As a percentage of total revenues, depreciation and amortization expense increased to 5.3% in the second quarter of fiscal 2004 from 5.2% in the second quarter of fiscal 2003. Capital expenditures, excluding acquisition of businesses, were $4.8 million in the second quarter of fiscal 2004 compared to $9.1 million in the prior year’s quarter. The lower level of capital expenditures was primarily due to timing of new plant construction and a continued focus on asset utilization.

Interest Expense. Interest expense was $2.9 million in the second quarter of fiscal 2004, down from $3.5 million in the same period of fiscal 2003. This decrease was due primarily to lower debt levels.

Provision for Income Taxes. Our effective tax rate decreased to 38.0% in the second quarter of fiscal 2004 from 39.0% in the same period of fiscal 2003 largely due to decreases in Canadian statutory income tax rates.

Six months ended December 27, 2003 compared to six months ended December 28, 2002

Revenues. Total revenues for the first six months of fiscal 2004 increased 3.3% to $361.1 million from $349.5 million for the same period of fiscal 2003. Rental revenue increased $10.8 million in the first six months, or 3.2%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 1.7%. We believe that the organic industrial rental growth rate better reflects the growth of our existing industrial business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue increased 7.1% to $13.2 million in the first six months of fiscal 2004 compared to $12.4 million in the same period of fiscal 2003. The increase in revenue was driven by a focused effort to provide direct sale garment solutions to our existing rental customers.

Cost of Rental and Direct Sale. Cost of rental operations increased 6.4% to $220.9 million in the first six months of fiscal 2004 from $207.6 million in the same period of fiscal 2003. Gross margin from rental sales decreased to 36.5% in the first six months of fiscal 2004 from 38.4% in the same period of fiscal 2003. The decrease in rental gross margins was due to higher energy costs, employee benefit costs (including pension), acquisition integration and plant consolidation costs and lost margin from lower employment levels within our existing customer base.

Cost of direct sales increased 12.9% to $10.1 million in the first six months of fiscal 2004 from $8.9 million in the same period of fiscal 2003. Gross margin from direct sales decreased to 23.8% in the first six months of fiscal 2004 from 27.8% in the same period of fiscal 2003. This decrease in direct sale gross margins was a result of product mix and pricing pressures.

Selling and Administrative. Selling and administrative expenses increased 2.4% to $77.3 million in the first six months of fiscal 2004 from $75.5 million in the same period of fiscal 2003. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in the first six months of fiscal 2004 from 21.6% in the same period of fiscal 2003. Increased employee benefit costs, including pension, were largely offset by reduced expense related to uncollectible accounts receivable and reduced selling expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 5.4% to $19.5 million in the first six months of fiscal 2004 from $18.5 million in the same period of fiscal 2003. As a percentage of total revenues, depreciation and amortization expense increased to 5.4% in the first six months of fiscal 2004 from 5.2% in the same period of fiscal 2003. Capital expenditures, excluding acquisition of businesses, were $8.4 million in the first six months of fiscal 2004 compared to $18.1 million in the same period of fiscal 2003. The lower level of capital expenditures was primarily due to timing of new plant construction and a continued focus on asset utilization.

Interest Expense. Interest expense was $6.1 million in the first six months of fiscal 2004, down from $6.8 million in the same period of fiscal 2003.

Provision for Income Taxes. Our effective tax rate decreased to 38.0% in the first six months of fiscal 2004 from 39.0% in the same period of fiscal 2003 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $52.9 million in the first six months of fiscal 2004 and $47.4 million in the same period of fiscal 2003. Operating cash flow was up over the prior year due to effective working capital management including a continued focus on timely collection of accounts receivable, management of new and in-service inventories levels and timing of payments for various liabilities.

Working capital at December 27, 2003 was $57.3 million, down 23.9% from $75.2 million at June 28, 2003. The decrease is due to an increase in the current maturities of long-term debt associated with scheduled debt payments and an increase in income tax payable due to timing of payments.

Investing Activities. Net cash used in investing activities was $15.5 million in the first six months of fiscal 2004 and $89.9 million in the same period of fiscal 2003. In both fiscal 2004 and 2003, cash was primarily used for property, plant and equipment additions and for acquisition of business assets.

Financing Activities. Cash used for financing activities was $31.8 million in the first six months of fiscal 2004 and cash provided by financing activities was $50.0 million in the same period of fiscal 2003. Cash used in fiscal 2004 was primarily related to the repayment of long-term debt. Cash provided in fiscal 2003 was from debt proceeds used primarily for acquisitions of businesses. The Company paid dividends of $0.7 million during the first six months of fiscal 2004.

We maintain a $325,000 term loan and revolving credit facility. On December 17, 2003 the credit facility was amended to revise certain restricted covenants providing additional flexibility in meeting our capital needs. Under the amended credit facility, we are required to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. As of December 27, 2003, we were in compliance with all debt covenants.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of December 27, 2003 for the fiscal years ending June (in thousands):

	2004					2009 and
	Remaining	2005	2006	2007	2008	There-after	Total

Variable rate term loan and revolving credit facility	$5,625	$15,000	$18,750	$22,500	$100,400	$—	$162,275
Fixed rate term loan	—	7,143	7,143	7,143	7,143	21,428	50,000
Other debt arrangements, including capital leases	2,285	1,734	531	29	—	—	4,579
Operating leases	6,603	11,805	9,446	7,719	6,238	3,626	45,437

Total contractual cash obligations	$14,513	$35,682	$35,870	$37,391	$113,781	$25,054	$262,291

Also, at December 27, 2003, we had stand-by letters of credit totaling $15.4 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At December 27, 2003, we had available cash on hand of $17.5 million and over $100.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2004; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time.

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

Pension Obligations

We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.5 million in the second quarter of fiscal 2004 and $0.8 million in the same period of fiscal 2003. At June 28, 2003, the fair value of our pension plan assets totaled $16.8 million. Lower investment returns, benefit payments and declining discount rates resulted in additional minimum pension liability of $2.9 million (net of tax of $1.7 million) as of June 28, 2003. We made a cash contribution of approximately $2.8 million in the first quarter of fiscal 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the second quarter of fiscal 2004 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 27, 2003 on the change in the cost of variable rate debt.

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

PART II

OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The Company held its Annual Meeting of Shareholders on November 6, 2003.

b.	The following three persons were elected as Class II directors: Paul Baszucki, Richard L. Marcantonio and Alice M. Richter. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: Michael G. Allen, Richard M. Fink, Wayne M. Fortun, Donald W. Goldfus, Thomas Moberly and M. Lenny Pippin.

c.	1. Each director nominee received the following votes:

	Shares

	In Favor	Withhold Authority

Mr. Baszucki	31,017,739	1,965,605
Mr. Marcantonio	32,284,947	698,397
Ms. Richter	32,502,420	480,924

2.	Shareholders ratified the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors of the Company for 2004: 31,070,983 shares in favor, 1,798,303 shares voting against and 114,058 shares abstaining.

3.	Shareholders voted against a shareholder proposal recommending the declassification of the Company’s Board of Directors: 12,421,974 shares in favor, 17,939,006 shares voting against, 139,630 shares abstaining and 2,482,734 broker non-vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.1 Executive Employment Agreement between Registrant and Jeffrey R. Kiesel, dated July 14, 2003.

10.2 First Amendment, dated December 17, 2003, to Credit Agreement dated June 25, 2002, among the Registrant, G&K Services Canada, Inc., Bank One, N.A., Wachovia Bank, National Association, Wachovia Securities, Inc, Banc One Capital Markets, Inc. and various lenders

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

G&K SERVICES, INC. (Registrant)

Date:	February 5, 2004	By:	/s/ Jeffrey L. Wright Jeffrey L. Wright Chief Financial Officer and Secretary (Principal Financial Officer)

		By:	/s/ Michael F. Woodard Michael F. Woodard Controller (Principal Accounting Officer)