Form 10-Q
period 2004-03-27
G&K SERVICES INC
filed 2004-05-06
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 27, 2004 Commission file number 0-4063

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

YES   ☒        NO    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒        NO  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A	Outstanding May 3, 2004
Common Stock, par value $0.50 per share	19,392,506

CLASS B	Outstanding May 3, 2004
Common Stock, par value $0.50 per share	1,474,996

G&K Services, Inc.
Form 10-Q

PART I		PAGE
Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	March 27, 2004 and June 28, 2003	3

	Consolidated Statements of Operations for the three and nine months ended
	March 27, 2004 and March 29, 2003	4

	Consolidated Condensed Statements of Cash Flows for the nine
	months ended March 27, 2004 and March 29, 2003	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4.	Controls and Procedures	19

PART II
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21
Certification of CEO - Section 302
Certification of CFO - Section 302
Certification of CEO - Section 906
Certification of CFO - Section 906

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 27,	June 28,
(In thousands)	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24,757	$11,504
Accounts receivable, less allowance for doubtful accounts of $3,234 and $3,687	68,462	69,839
Inventories	90,911	95,853
Prepaid expenses	8,688	14,848

Total current assets	192,818	192,044

Property, Plant and Equipment, net	244,028	250,757
Goodwill	285,148	266,140
Other Assets	72,901	69,865

	$794,895	$778,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,608	$20,228
Accrued expenses	83,617	68,679
Deferred income taxes	13,742	13,459
Current maturities of long-term debt	24,321	14,430

Total current liabilities	139,288	116,796

Long-Term Debt, net of Current Maturities	193,899	236,731
Deferred Income Taxes	30,627	28,667
Other Noncurrent Liabilities	19,402	16,343
Stockholders’ Equity	411,679	380,269

	$794,895	$778,806

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
(In thousands, except per share data)	2004	2003	2004	2003
Revenues
Rental operations	$173,531	$171,065	$521,431	$508,149
Direct sales	5,494	5,455	18,736	17,822

Total revenues	179,025	176,520	540,167	525,971

Operating Expenses
Cost of rental operations	110,382	108,524	331,289	316,084
Cost of direct sales	4,061	4,566	14,145	13,494
Selling and administrative	37,353	40,070	114,677	115,552
Depreciation and amortization	9,865	9,511	29,328	27,984

Total operating expenses	161,661	162,671	489,439	473,114

Income from Operations	17,364	13,849	50,728	52,857
Interest expense	2,826	3,406	8,914	10,198

Income before Income Taxes	14,538	10,443	41,814	42,659
Provision for income taxes	5,524	4,073	15,889	16,637

Net Income	$9,014	$6,370	$25,925	$26,022

Basic weighted average number of shares outstanding	20,767	20,608	20,681	20,574
Basic Earnings per Common Share	$0.43	$0.31	$1.25	$1.26

Diluted weighted average number of shares outstanding	20,974	20,676	20,851	20,707
Diluted Earnings per Common Share	$0.43	$0.31	$1.24	$1.26

Dividends per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 27,	March 29,
(In thousands)	2004	2003
Operating Activities:
Net income	$25,925	$26,022
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	29,328	27,984
Deferred income taxes	671	(320)
Amortization of deferred compensation – restricted stock	659	768
Changes in current operating items, exclusive of acquisitions	24,758	17,945
Other, net	308	867

Net cash provided by operating activities	81,649	73,266

Investing Activities:
Property, plant and equipment additions, net	(12,790)	(24,703)
Acquisitions of business assets and other	(26,082)	(75,795)

Net cash used for investing activities	(38,872)	(100,498)

Financing Activities:
Proceeds from debt financing	141,026	166,814
Repayments of debt financing	(173,428)	(135,225)
Cash dividends paid	(1,090)	(1,088)
Sale of common stock	3,714	500

Net cash provided by (used for) financing activities	(29,778)	31,001

Increase in Cash and Cash Equivalents	12,999	3,769
Effect of Exchange Rates on Cash	254	295

Cash and Cash Equivalents:
Beginning of period	11,504	9,986

End of period	$24,757	$14,050

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and nine month periods ended March 27, 2004 and March 29, 2003
(Unaudited)

The consolidated condensed financial statements included herein, except for the June 28, 2003 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 28, 2003, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 27, 2004, and the results of its operations for the three and nine months ended and its cash flows for the nine months ended March 27, 2004 and March 29, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and nine month periods ended March 27, 2004 and March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the third quarter of fiscal 2004 or fiscal 2003. Notional amounts outstanding under foreign currency contracts at March 27, 2004 were $424, all of which will mature during fiscal 2004. Notional amounts outstanding under foreign currency contracts at March 29, 2003 were $2,524, all of which matured during fiscal 2003. Foreign currency contracts were recorded at fair value as of March 27, 2004.

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

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Weighted average number of common shares outstanding used in computation of basic earnings per share	20,767	20,608	20,681	20,574
Weighted average effect of nonvested restricted stock grants and assumed exercise of options	207	68	170	133

Shares used in computation of diluted earnings per share	20,974	20,676	20,851	20,707

Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”), which are more fully described in Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2003. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $192 and $224 for the three-month periods and

$659 and $768 for the nine-month periods ended March 27, 2004 and March 29, 2003, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per common share would have been adjusted as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net income, as reported	$9,014	$6,370	$25,925	$26,022
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398)	(298)	(1,348)	(1,228)

Pro forma net income	$8,616	$6,072	$24,577	$24,794

Basic net income per share:
As reported	$0.43	$0.31	$1.25	$1.26
Pro forma	0.42	0.29	1.19	1.21
Diluted net income per share:
As reported	$0.43	$0.31	$1.24	$1.26
Pro forma	0.41	0.29	1.18	1.20

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, “Employer’s Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132”). The FASB’s revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The Company adopted the disclosure requirements of SFAS 132 (revised) beginning with the third quarter ended March 27, 2004.

2.	Comprehensive Income

For the three and nine month periods ended March 27, 2004 and March 29, 2003, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net income	$9,014	$6,370	$25,925	$26,022
Other comprehensive income
Foreign currency translation adjustments, net of tax	(635)	4,793	1,867	2,822
Net unrealized holding gain on derivative financial instruments, net of tax	9	128	335	98

Comprehensive income	$8,388	$11,291	$28,127	$28,942

3.	Goodwill and Intangible Assets

In July 2001, the Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The changes in the carrying amount of goodwill for the nine months ended March 27, 2004, by operating segment, are as follows:

	United States	Canada	Total
Balance as of June 28, 2003	$236,913	$29,227	$266,140
Acquired goodwill	18,458	—	18,458
Other, primarily foreign currency translation	—	550	550

Balance as of March 27, 2004	$255,371	$29,777	$285,148

Information regarding the Company’s other intangible assets are as follows:

	As of March 27, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Customer contracts and related customer relationships	$81,896	$37,214	$44,682
Non-competition agreements	9,819	5,772	4,047

Total	$91,715	$42,986	$48,729

	As of June 28, 2003
	Carrying	Accumulated
	Amount	Amortization	Net
Customer contracts and related customer relationships	$76,853	$31,919	$44,934
Non-competition agreements	9,721	5,055	4,666

Total	$86,574	$36,974	$49,600

Amortization expense was $5,891 and $5,362 for the nine months ended March 27, 2004 and March 29, 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of March 27, 2004 is as follows:

2004 remaining	$2,024
2005	8,065
2006	7,737
2007	7,612
2008	7,239
2009	3,563

4.	Long-Term Debt

The Company maintains a $325,000 term loan and revolving credit facility. On December 17, 2003 the credit facility was amended to revise certain restrictive covenants providing additional flexibility in meeting our capital needs. Under the amended credit facility, the Company is required to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. As of March 27, 2004, the Company was in compliance with all debt covenants.

5.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended March 27, 2004 and March 29, 2003:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Service cost	$987	$668	$183	$105
Interest cost	629	516	142	152
Expected return on assets	(379)	(386)	—	—
Prior service cost	14	14	9	19
(Gain) loss	263	—	78	18

Net periodic pension cost	$1,514	$812	$412	$294

The components of net periodic pension cost are as follows for the nine months ended March 27, 2004 and March 29, 2003:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Nine Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Service cost	$2,969	$1,873	$547	$263
Interest cost	1,890	1,447	428	379
Expected return on assets	(1,139)	(1,082)	—	—
Prior service cost	42	40	27	47
(Gain) loss	791	—	235	45

Net periodic pension cost	$4,553	$2,278	$1,237	$734

6.	Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and nine month periods ended March 27, 2004 and March 29, 2003 is as follows:

	United
For the Three Months Ended	States	Canada	Total
Third Quarter Fiscal Year 2004:
Revenues	$153,696	$25,329	$179,025
Income from operations	12,442	4,922	17,364
Property, plant and equipment additions, net	3,807	611	4,418
Depreciation and amortization	8,771	1,094	9,865
Third Quarter Fiscal Year 2003:
Revenues	$154,793	$21,727	$176,520
Income from operations	11,000	2,849	13,849
Property, plant and equipment additions, net	4,170	2,459	6,629
Depreciation and amortization	8,669	842	9,511

	United
For the Nine Months Ended	States	Canada	Total
Fiscal Year 2004:
Revenues	$466,662	$73,505	$540,167
Income from operations	36,824	13,904	50,728
Property, plant and equipment additions, net	11,278	1,512	12,790
Depreciation and amortization	26,069	3,259	29,328
Fiscal Year 2003:
Revenues	$462,678	$63,293	$525,971
Income from operations	41,227	11,630	52,857
Property, plant and equipment additions, net	17,011	7,692	24,703
Depreciation and amortization	25,420	2,564	27,984

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2003 or through the first nine months of fiscal 2004. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2003 or through the first nine months of fiscal 2004.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended March 27, 2004 and March 29, 2003, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change
					Three Months	Nine Months
	March 27,	March 29,	March 27,	March 29,	FY 2004	FY 2004
	2004	2003	2004	2003	vs. FY 2003	vs. FY 2003
Revenues:
Rental	96.9%	96.9%	96.5%	96.6%	1.4%	2.6%
Direct	3.1	3.1	3.5	3.4	0.7	5.1

Total revenues	100.0	100.0	100.0	100.0	1.4	2.7
Expenses:
Cost of rental sales	63.6	63.4	63.5	62.2	1.7	4.8
Cost of direct sales	73.9	83.7	75.5	75.7	(11.1)	4.8

Total cost of sales	63.9	64.1	63.9	62.7	1.2	4.8
Selling and administrative	20.9	22.7	21.2	22.0	(6.8)	(0.8)
Depreciation and amortization	5.5	5.4	5.5	5.3	3.7	4.8

Income from operations	9.7	7.8	9.4	10.0	25.4	(4.0)
Interest expense	1.6	1.9	1.7	1.9	(17.0)	(12.6)

Income before income taxes	8.1	5.9	7.7	8.1	39.2	(2.0)
Provision for income taxes	3.1	2.3	2.9	3.2	35.6	(4.5)

Net income	5.0%	3.6%	4.8%	4.9%	41.5%	(0.4)%

Three months ended March 27, 2004 compared to three months ended March 29, 2003

Revenues. Total revenues in the third quarter of fiscal 2004 increased 1.4% to $179.0 million from $176.5 million in the third quarter of fiscal 2003. Rental revenue increased $2.5 million in the third quarter, or 1.4%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 2.0%. We believe that the organic industrial rental growth rate better reflects the growth of our existing industrial business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue was up 0.7% over last year at $5.5 million in the third quarter of fiscal 2004, largely consistent with the amount reported in the same period of fiscal 2003.

Cost of Rental and Direct Sale. Cost of rental operations increased 1.7% to $110.4 million in the third quarter of fiscal 2004 from $108.5 million in the same period of fiscal 2003. Gross margin from rental sales decreased to 36.4% in the third quarter of fiscal 2004 from 36.6% in the third quarter of fiscal 2003. The decrease in rental gross margins was due to employee benefit costs (including pension), higher energy costs and lost margin from lower employment levels within our existing customer base. Both rental and direct sale margins in the prior-year quarter were negatively impacted by the closing of the Canadian manufacturing facility. Total one-time expenses related to closing the facility reduced the overall combined margin by 0.6% in the quarter and will have minimal impact on future results of operations.

We have plans to shift production of certain high-volume core products to our Dominican Republic garment manufacturing facility. This will create excess capacity at our United States manufacturing facility and allow us to begin producing a variety of specialized garments currently sourced from outside vendors. The impact of these changes is expected to improve gross margins by approximately 50 basis points over the next two years.

Cost of direct sales decreased 11.1% to $4.1 million in the third quarter of fiscal 2004 from $4.6 million in the same period of fiscal 2003. Gross margin from direct sales increased to 26.1% in the third quarter of fiscal 2004 from 16.3% in the third quarter of fiscal 2003. The increase in gross margin was due to the impact of liquidating remaining inventories with the closing of the Canadian manufacturing facility in the third quarter of fiscal 2003.

Selling and Administrative. Selling and administrative expenses decreased to $37.4 million in the third quarter of fiscal 2004 from $40.1 million in the same period of fiscal 2003. As a percentage of total revenues, selling and administrative expenses decreased to 20.9% in the third quarter of fiscal 2004 from 22.7% in the third quarter of fiscal 2003. The decrease as a percent of revenue was due to reduced expenses related to uncollectible accounts receivable and selling expenses. Additionally, during the prior-year period, we took actions to reduce certain selling and administrative costs, including the closing of the Canadian manufacturing facility, and incurred severance and other employee-related costs. These actions had an impact of increasing selling and administrative expenses in the prior-year quarter as a percent of total revenue by 0.5% and did not have a significant impact on results of operations in subsequent periods.

Depreciation and Amortization. Depreciation and amortization expense increased 3.7% to $9.9 million in the third quarter of fiscal 2004 from $9.5 million in the same period of fiscal 2003. As a percentage of total revenues, depreciation and amortization expense increased to 5.5% in the third quarter of fiscal 2004 from 5.4% in the third quarter of fiscal 2003. Capital expenditures, excluding acquisition of businesses, were $4.4 million in the third quarter of fiscal 2004 compared to $6.6 million in the prior year’s quarter. The lower level of capital expenditures was primarily due to timing of new plant construction and a continued focus on asset utilization.

Interest Expense. Interest expense was $2.8 million in the third quarter of fiscal 2004, down from $3.4 million in the same period of fiscal 2003. This decrease was due primarily to lower debt levels.

Provision for Income Taxes. Our effective tax rate decreased to 38.0% in the third quarter of fiscal 2004 from 39.0% in the same period of fiscal 2003 largely due to decreases in Canadian statutory income tax rates.

Nine months ended March 27, 2004 compared to nine months ended March 29, 2003

Revenues. Total revenues for the first nine months of fiscal 2004 increased 2.7% to $540.2 million from $526.0 million for the same period of fiscal 2003. Rental revenue increased $13.3 million in the first nine months, or 2.6%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 1.7%. We believe that the organic industrial rental growth rate better reflects the growth of our existing industrial business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue increased 5.1% to $18.7 million in the first nine months of fiscal 2004 compared to $17.8 million in the same period of fiscal 2003. The increase in revenue was driven by a focused effort to provide direct sale garment solutions to our existing rental customers.

Cost of Rental and Direct Sale. Cost of rental operations increased 4.8% to $331.3 million in the first nine months of fiscal 2004 from $316.1 million in the same period of fiscal 2003. Gross margin from rental sales decreased to 36.5% in the first nine months of fiscal 2004 from 37.8% in the same period of fiscal 2003. The decrease in rental gross margins was due to employee benefit costs (including pension), higher energy costs, acquisition integration, expenses related to closing a manufacturing facility and plant consolidation costs and lost margin from lower employment levels within our existing customer base.

Cost of direct sales increased 4.8% to $14.1 million in the first nine months of fiscal 2004 from $13.5 million in the same period of fiscal 2003. Gross margin from direct sales increased to 24.5% in the first nine months of fiscal 2004 from 24.3% in the same period of fiscal 2003.

Selling and Administrative. Selling and administrative expenses decreased 0.8% to $114.7 million in the first nine months of fiscal 2004 from $115.6 million in the same period of fiscal 2003. As a percentage of total revenues, selling and administrative expenses decreased to 21.2% in the first nine months of fiscal 2004 from 22.0% in the same period of fiscal 2003. Reduced expense related to uncollectible accounts receivable, reduced selling expenses and severance costs included in the prior-year quarter were partially offset by increased employee benefit costs, including pension.

Depreciation and Amortization. Depreciation and amortization expense increased 4.8% to $29.3 million in the first nine months of fiscal 2004 from $28.0 million in the same period of fiscal 2003. As a percentage of total revenues, depreciation and amortization expense increased to 5.5% in the first nine months of fiscal 2004 from 5.3% in the same period of fiscal 2003. Capital expenditures, excluding acquisition of businesses, were $12.8 million in the first nine months of fiscal 2004 compared to $24.7 million in the same period of fiscal 2003. The lower level of capital expenditures was primarily due to timing of new plant construction and a continued focus on asset utilization.

Interest Expense. Interest expense was $8.9 million in the first nine months of fiscal 2004, down from $10.2 million in the same period of fiscal 2003.

Provision for Income Taxes. Our effective tax rate decreased to 38.0% in the first nine months of fiscal 2004 from 39.0% in the same period of fiscal 2003 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $81.6 million in the first nine months of fiscal 2004 and $73.3 million in the same period of fiscal 2003. Operating cash flow was up over the prior year due to effective working capital management including management of new and in-service inventory levels, a continued focus on timely collection of accounts receivable and timing of payments for various liabilities.

Working capital at March 27, 2004 was $53.5 million, down 28.9% from $75.2 million at June 28, 2003. The decrease is due to an increase in the current maturities of long-term debt associated with scheduled debt payments and an increase in income tax payable due to timing of payments.

Investing Activities. Net cash used in investing activities was $38.9 million in the first nine months of fiscal 2004 and $100.5 million in the same period of fiscal 2003. In both fiscal 2004 and 2003, cash was primarily used for acquisition of business assets and property, plant and equipment additions.

Financing Activities. Cash used for financing activities was $29.8 million in the first nine months of fiscal 2004 and cash provided by financing activities was $31.0 million in the same period of fiscal 2003. Cash used in fiscal 2004 was primarily related to the repayment of long-term debt. Cash provided in fiscal 2003 was from debt proceeds used primarily for acquisitions of businesses. The Company paid dividends of $1.1 million during the first nine months of fiscal 2004.

We maintain a $325.0 million term loan and revolving credit facility. On December 17, 2003 the credit facility was amended to revise certain restrictive covenants providing additional flexibility in meeting our capital needs. Under the amended credit facility, we are required to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. As of March 27, 2004, we were in compliance with all debt covenants.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of March 27, 2004 for the fiscal years ending June (in thousands):

						2009 and
	2004					There-
	Remaining	2005	2006	2007	2008	after	Total
Variable rate term loan and revolving credit facility	$2,813	$15,000	$18,750	$22,500	$105,000	$—	$164,063
Fixed rate term loan	—	7,143	7,143	7,143	7,143	21,428	50,000
Other debt arrangements, including capital leases	1,863	1,734	531	29	—	—	4,157
Operating leases	3,473	12,920	10,347	8,475	6,633	4,121	45,969

Total contractual cash obligations	$8,149	$36,797	$36,771	$38,147	$118,776	$25,549	$264,189

Also, at March 27, 2004, we had stand-by letters of credit totaling $17.6 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At March 27, 2004, we had available cash on hand of $24.8 million and over $100.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2004; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time.

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

Pension Obligations

We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.5 million in the third quarter of fiscal 2004 and $0.8 million in the same period of fiscal 2003. At June 28, 2003, the fair value of our pension plan assets totaled $16.8 million. Lower investment returns, benefit payments and declining discount rates resulted in additional minimum pension liability of $2.9 million (net of tax of $1.7 million) as of June 28, 2003. We made a cash contribution of approximately $2.8 million in the first quarter of fiscal 2004.

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

Litigation

We are involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices, being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where ground water contamination has been detected or is suspected and a lawsuit in California that alleges G&K violated certain state wage and hour laws applicable to its route representatives. None of these legal actions are expected to have a material adverse effect on our results of operations or financial position.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, “Employer’s Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132”). The FASB’s revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. We adopted the disclosure requirements of SFAS 132 (revised) beginning with the third quarter ended March 27, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the third quarter of fiscal 2004 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 27, 2004 on the change in the cost of variable rate debt.

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

G&K SERVICES, INC. (Registrant)

Date:	May 6, 2004	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

		By:	/s/ Michael F. Woodard
Michael F. Woodard
Controller
(Principal Accounting Officer)