Form 10-K
period 2004-07-03
G&K SERVICES INC
filed 2004-09-16
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended July 3, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-4063

G&K SERVICES, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530

(State of incorporation)	(I.R.S. Employer Identification No.)

5995 OPUS PARKWAY
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

     Yes  [x]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes  [x]  No  [ ]

The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on August 30, 2004, computed by reference to the closing sale price of such shares on such date, was approximately $763,316,762. The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on December 26, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $772,018,614.

On August 30, 2004, there were outstanding 19,437,792 and 1,474,996 shares of the registrant’s Class A and Class B Common Stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	DOCUMENT IS INCORPORATED

Portions of proxy statement for the annual meeting
of stockholders	Part III

G&K Services, Inc.
Form 10-K
For the fiscal year ended July 3, 2004

PART I

ITEM 1. BUSINESS

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $6.5-$7.0 billion, while the portion of the direct sale market targeted by us is approximately $4.5-$5.0 billion in size.

Through internal growth and acquisitions, we have steadily expanded our operations into additional geographic markets. We operate out of over 130 North American locations serving customers in 46 states and 3 Canadian provinces.

We target our marketing efforts on customers, industries and geographic locations that are expanding and are in need of a quality-oriented corporate identity or facility services program that provides high levels of product quality, consistent customer-centric service levels, multi-channel sales, service, reporting and outsourced program management. Our experience with both existing and potential customers, large and small, confirms that a large segment of the market is willing to pay a premium price to a vendor that can consistently supply these features.

Customers, Products and Services

We serve over 160,000 customers, from Fortune 100 companies to fast-growing small and midsize firms. No single customer represents more than 1.0% of our total revenues. We serve customers in virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, pharmaceutical, semi-conductor, restaurants and hospitality, and many others. Over one million people wear our uniforms every day.

Our full-service business apparel and facility services programs provide rental-lease or purchase options to meet varied customer needs including heavy-industrial, light-manufacturing, service businesses, corporate casual and executive apparel markets. In addition, we offer cleanroom garments and process control services to meet the needs of high-technology customers.

We believe that customers use business apparel programs to meet a variety of critical business needs that enhance image and safety in the workplace, including:

•	Company identity and security – uniforms help identify employees working for a particular company or department. Uniformed employees are perceived as trained, competent and dependable.

•	Brand awareness – uniforms promote a company’s brand identity and employees serve as “walking billboards.”

•	Image – uniforms help companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and a commitment to quality to their customers.

•	Employee retention – uniforms enhance worker morale and help build a teamwork attitude in addition to being an employee benefit.

•	Worker protection – uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection – uniforms and facility services help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

We provide our apparel-rental customers with a full range of services and solutions. A consultative approach is used to advise and assist our customers in creating tailored solutions including determining garment application and choosing the appropriate fabrics, styles and colors to meet their branding, identity and safety needs. We have a large stock of new and used garments to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a weekly cycle.

We also believe that for most customers, uniform rental programs provide significant advantages over ownership. Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program.

Our facility services programs provide a wide range of dust control, maintenance and hygiene products and services. They include several floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust and wet mops, wiping towels, fender covers, selected linen items and several restroom hygiene products. These products support customers’ efforts in maintaining a clean, safe and attractive environment within their facilities.

We also offer direct sale and custom-embroidered logo apparel programs to meet customer identity needs. The direct sale programs can be used for departments and/or customers that require highly customized and branded apparel or for workers who don’t start at the same location each day and need uniform apparel they can care for themselves. It can be a more economical approach for high turnover positions and can be used for employee rewards and recognition or customer and vendor appreciation programs.

Acquisitions

We made several small acquisitions in each of the past three fiscal years. All acquisitions were accounted for using the purchase method. The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was $24.9 million, $88.7 million and $69.7 million in fiscal 2004, 2003 and 2002, respectively. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $19.3 million in fiscal 2004, $63.2 million in fiscal 2003 and $52.1 million in fiscal 2002.

Competition

Customers in the corporate identity apparel and facility services industry choose suppliers primarily based upon the quality, price and breadth of products offered and the comprehensive nature of the services provided. While we rank among the nation’s largest garment rental suppliers, we encounter competition from a number of companies in the geographic areas we serve. Major competitors include publicly held companies such as ARAMARK (a division of ARAMARK Corporation), Cintas Corporation and UniFirst Corporation. We also compete with a multitude of regional and local competitors that vary by market. We believe that we compete effectively in our line of business because of the quality and breadth of our product line, the comprehensive customer service levels we provide and our proven ability as an outsource partner. In addition, our competitors generally compete with us for acquisition candidates, which can reduce the number of acquisition candidates available to us.

Manufacturing and Suppliers

We manufactured approximately one-half of the uniform garments placed into service in fiscal 2004. These garments are manufactured in three Company owned facilities located in the Continental U.S. and Dominican Republic. Various outside vendors are used to supplement our additional rental needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other rental items to meet our customers’ needs.

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

We have been placed on notice by the owners of a Wayzata, Minnesota shopping center regarding the alleged presence of solvents in the ground water in the vicinity of the shopping center, where certain affiliates of ours formerly operated a dry cleaning establishment in the shopping center. At this time, no demand has been made and no action has been commenced against us. The owners of the shopping center have informed us that they are pursuing cleanup through state funding mechanisms. Since little information is available at this time, we are unable to predict what, if any, liability we may have in this matter.

Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our results of operation or financial position, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position.

Employees

Our U.S. operations had a total of 7,235 employees as of July 3, 2004, consisting of 4,078 production employees and 3,157 sales, office, route and management personnel. Unions represent approximately 14.5% of our U.S. employees. Management believes its domestic employee relations are satisfactory.

Our Canadian operations had a total of 1,030 employees as of July 3, 2004, consisting of 541 production employees and 489 sales, office, route and management personnel. Unions represent approximately 69.4% of our Canadian employees. Management believes Canadian employee relations are satisfactory.

Foreign and Domestic Operations

Financial information relating to foreign and domestic operations is set forth in Note 10 of our consolidated financial statements included in Item 8 of this Form 10-K.

Additional Information

We own a portfolio of registered trademarks, trade names and licenses, and certain U.S. and foreign process and manufacturing patents relating to our business as we currently conduct it. These proprietary properties, in the aggregate, constitute a valuable asset. Among these are the trademarks and trade names G&K Services, G&K TeamWear® and G&K First Step® Facility Services brands, various logos and marketing themes and collateral. We do not believe, however, that our business is dependent upon any single proprietary property or any particular group of proprietary properties. We do not consider our business to be seasonal to any extent or subject to any unusual working capital requirements.

Available Information

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at http://www.gkservices.com. In addition, you may request a copy of these filings, excluding exhibits, by contacting our Investor Relations group at (952) 912-5500 or at G&K Services, Inc., 5995 Opus Parkway, Minnetonka, Minnesota 55343. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

We occupy 155 facilities located in the United States and Canada. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We own approximately 80.0% of our processing facilities, each of which average over 43,000 square feet in size. We clean and supply rental items principally from 57 industrial garment, cleanroom garment, dust control and linen supply plants located in 48 cities in the United States and 6 cities in Canada.

ITEM 3. LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include but are not limited to those items set forth in Item 1. Business – Environmental Matters and lawsuits that challenge the practice of charging for certain environmental services on invoices. None of these legal actions are expected to have a material adverse effect on our results of operations or financial position.

We are also involved in a lawsuit in California that alleges G&K violated certain state wage and hour laws applicable to its route sales representatives. Subsequent to July 3, 2004, we reached a tentative settlement of this case for a payment of approximately $1.25 million, subject to court approval. The settlement resulted in the recording of a one-time charge of $1.25 million in the fourth quarter of fiscal 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our Class A Common Stock is quoted on the Nasdaq National Market under the symbol “GKSRA”. Our Class B Common Stock is not registered and no active trading market exists for the Class B Common Stock. The following table sets forth the high and low reported sales prices for the Class A Common Stock as quoted on the Nasdaq National Market for the periods indicated.

	High	Low
Fiscal 2004
1st Quarter	$36.120	$28.260
2nd Quarter	37.250	30.280
3rd Quarter	39.750	34.510
4th Quarter	40.960	35.080

Fiscal 2003
1st Quarter	$36.000	$27.000
2nd Quarter	37.000	29.280
3rd Quarter	36.300	21.570
4th Quarter	32.200	23.750

As of August 30, 2004, we had approximately 549 registered holders of record of our common stock.

We have declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended July 3, 2004 and June 28, 2003. Our debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends we declare during any fiscal year.

The following table sets forth certain information as of July 3, 2004 with respect to equity compensation plans under which securities are authorized for issuance:

			Number of
			Securities
			Remaining Available
			for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted-Average	(Excluding
	Exercise of	Exercise Price of	Securities
	Outstanding Options	Outstanding Options	Reflected in Column
Plan category	(A)	(B)	(A))
Equity compensation plans approved by security holders:
Employee Plans (1)	1,179,945	$33.23	1,546,497
1996 Directors’ stock option plan	52,000	32.14	40,000

Total:	1,231,945	$33.18	1,586,497

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,231,945	$33.18	1,586,497

(1)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

The following table includes information about our share repurchases for the year ended July 3, 2004; all transactions took place during the 3rd quarter of fiscal 2004.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share (or Unit)	Programs	Programs
Month #1
(Fiscal month ending February 5, 2004)	4,212	$0.50	—	—

Month #3
(Fiscal month ending April 2, 2004)	4,574	$0.50	—	—

(1) All repurchased shares were initially issued under the Employee Plans as restricted stock grants subject to forfeiture upon termination of employment. All repurchases were made upon forfeiture of shares by the recipient of such restricted stock grants. Pursuant to the Restricted Stock Agreements governing such grants, the repurchase price for all shares was $0.50, which represents the per share amount paid by the restricted stock grant recipient on the date of grant.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2004	2003	2002	2001	2000
Revenues	$733,447	$705,588	$677,591	$656,381	$625,855
Net Income	35,384	33,689	38,267	33,783	37,812
Per Share Data:
Basic earnings per share	1.71	1.64	1.87	1.65	1.85
Diluted earnings per share	1.69	1.63	1.85	1.65	1.85
Dividends per share	0.07	0.07	0.07	0.07	0.07
Total Assets	802,747	778,806	681,699	619,963	594,952
Long-Term Debt	184,305	236,731	214,977	148,951	167,345
Stockholders’ Equity	425,423	380,269	340,158	301,267	271,522

See Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K for an explanation of the method employed to determine the number of shares used to compute per share amounts. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2004 and 2000 were 53-week years.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. The fiscal year ended July 3, 2004 was a 53-week year with the extra week reported in the fourth quarter.

Overview

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $6.5-$7.0 billion, while the portion of the direct sale market targeted by us is approximately $4.5-$5.0 billion in size.

In fiscal 2004, revenue grew to $733.4 million, up 3.9% over the prior year. Excluding the impact of the 53rd week, full year revenues were up 2.0%. Revenue growth continued to be negatively impacted by weak economic conditions and declining employment levels within our existing customer base. These negative impacts were more than offset by several small acquisitions completed over the past two fiscal years.

Our primary goal in fiscal 2004 was to restore earnings momentum in the business. Fiscal 2004 net income grew by 5.0% to $35.4 million. This improvement in earnings was the result of the attention we placed on internal operating initiatives such as plant consolidations, labor efficiency, merchandise cost controls and general and administrative cost reductions. In addition, we placed a large emphasis on working capital management during the fiscal year, resulting in significant levels of cash flows from operations and reductions in interest expense. These improvements, along with the impact of the extra week of operations, were partially offset by higher energy and employee benefit costs, lost margin from lower employment levels within our customer base, expenses associated with a transfer of production within our manufacturing facilities and costs accrued in connection with a tentative settlement of a wage and hour dispute.

We made several small acquisitions in each of the past three fiscal years. All acquisitions were accounted for using the purchase method. The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material. The total purchase consideration, including related acquisition costs of these transactions, was $24.9 million, $88.7 million and $69.7 million in fiscal 2004, 2003 and 2002, respectively. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $19.3 million in fiscal 2004, $63.2 million in fiscal 2003 and $52.1 million in fiscal 2002.

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

Revenue Recognition and Allowance for Doubtful Accounts

Our rental operations business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or abused merchandise. Direct sale revenue is recognized in the period in which the product is shipped.

Estimates are used in determining the collectibility of billed accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. While we have been consistent in applying our judgments and in making our estimates over the past three fiscal years, material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2004, 2003 or 2002. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2004, 2003 or 2002.

Insurance

We self-insure for certain obligations related to health and workers’ compensation programs. We purchase stop-loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates consider historical claims experience, escalating medical cost trends, expected timing of claim payments and an actuarial analysis provided by a third party. During fiscal 2002, we changed certain assumptions utilized in evaluating our workers’ compensation self-insurance liability and began to apply a discounting factor to estimated future payments. The impact of these changes was not material to our consolidated balance sheets or statements of operations for any period presented. Changes in the cost of medical care, our ability to settle claims and the estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Income Taxes

In the normal course of business, we are subject to audits from federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. These audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on our consolidated balance sheets fairly represent the amount of future tax liability due.

We utilize income tax planning to reduce our overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. We believe that the provision for liabilities resulting from the implementation of income tax planning is appropriate. To date, we have not experienced an examination by governmental revenue authorities that would lead management to believe that our past provisions for exposures related to income tax planning are not appropriate.

Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. As such, we have established a valuation allowance for all foreign tax credit carryforwards due to the uncertainty of the use of the tax benefit in future periods. We evaluate our deferred tax assets and liabilities on a periodic basis. We believe that we have adequately provided for our future tax consequences based upon current facts, circumstances and tax law.

Results of Operations

The percentage relationships to revenues of certain income and expense items for the three fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
				FY 2004 vs.	FY 2003 vs.
	Fiscal 2004	Fiscal 2003	Fiscal 2002	FY 2003	FY 2002
Revenues:
Rental operations	96.6%	96.6%	96.8%	4.0%	3.9%
Direct sales	3.4	3.4	3.2	3.5	11.3

Total revenues	100.0	100.0	100.0	3.9	4.1

Operating expenses:
Cost of rental operations	63.2	62.6	61.4	5.1	5.8
Cost of direct sales	76.4	75.1	73.0	5.4	14.5

Total cost of sales	63.7	63.0	61.8	5.1	6.1

Selling and administrative	21.5	21.9	21.6	2.3	5.6
Depreciation	4.3	4.3	4.4	3.3	2.7
Amortization of intangibles	1.1	1.0	0.9	8.8	20.3

Income from operations	9.4	9.8	11.3	0.2	(10.3)

Interest expense	1.6	2.0	2.0	(12.6)	0.6

Income before income taxes	7.8	7.8	9.3	3.3	(12.7)

Provision for income taxes	3.0	3.0	3.7	0.7	(13.8)

Net income	4.8%	4.8%	5.6%	5.0%	(12.0)%

Fiscal 2004 Compared to Fiscal 2003

Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, periodically we will have a fiscal year with 53 weeks of results. Fiscal 2004 was a 53-week year. We estimate that the extra week of operation generated incremental earnings of approximately $0.07 – $0.08 per share.

Revenues. Total revenues in fiscal 2004 rose 3.9% to $733.4 million from $705.6 million in fiscal 2003. Excluding the extra week, revenues were up 2.0% over fiscal 2003. Rental revenue was up $27.0 million in fiscal 2004, a 4.0% increase over fiscal 2003. Rental revenue increased 2.1% when excluding the impact of the extra week recorded in the current year. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences, revenue from newly acquired business and an extra week recorded in the current year compared to prior year results, was approximately negative 2.0%. We believe that the organic industrial rental growth rate better reflects the growth of our existing business and is therefore useful in analyzing our financial condition and results of operations. Organic industrial rental revenue continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base.

Direct sale revenue was $24.7 million in fiscal 2004, a 3.5% increase over $23.9 million in fiscal 2003. The increase in direct sale revenue was driven by a focused effort to provide direct sale garments to our existing rental customers.

Cost of Rental and Direct Sale. Cost of rental operations increased 5.1% to $448.1 million in fiscal 2004 from $426.6 million in fiscal 2003. Gross margin from rental sales decreased to 36.8% in fiscal 2004 from 37.4% in the prior year. The decrease in rental gross margins was due to employee benefit costs (including pension), higher energy costs and lost margin from lower employment levels within our existing customer base.

Cost of direct sales increased to $18.9 million in fiscal 2004 from $17.9 million in fiscal 2003. Gross margin from direct sales decreased in fiscal 2004 to 23.6% from 24.9% in fiscal 2003. The decrease in gross margin was due primarily to product mix and merchandise cost increases.

Selling and Administrative. Selling and administrative expenses increased 2.3% to $158.0 million in fiscal 2004 from $154.5 million in fiscal 2003. As a percentage of total revenues, selling and administrative expenses decreased to 21.5% in fiscal 2004 from 21.9% in fiscal 2003. The decrease as a percent of revenue was due to reduced expenses related to uncollectible accounts receivable and reduced selling expenses, which were partially offset by increased employee benefit costs. Also offsetting this improvement was the tentative settlement of a wage and hour dispute in California, which represented one-time costs of $1.25 million in the current year.

Depreciation. Depreciation expense increased 3.3% to $31.4 million in fiscal 2004 from $30.4 million in fiscal 2003. As a percentage of total revenues, depreciation expense remained constant at 4.3% in both fiscal 2004 and fiscal 2003. Capital expenditures for fiscal 2004, excluding acquisition of businesses, were $17.3 million compared to $31.4 million in fiscal 2003 as we continued to prudently manage our strategic investments.

Amortization. Amortization expense increased to $7.9 million in fiscal 2004 from $7.3 million in fiscal 2003. As a percent of total revenues, amortization expense increased to 1.1% in fiscal 2004 compared to 1.0% in fiscal 2003.

Interest Expense. Interest expense was $12.0 million in fiscal 2004 as compared to $13.7 million in fiscal 2003. The decrease was due primarily to lower debt levels associated with significant levels of cash flow.

Provision for Income Taxes. Our effective tax rate for fiscal 2004 decreased to 38.0% from 39.0% in fiscal 2003 largely due to decreases in Canadian statutory income tax rates.

Fiscal 2003 Compared to Fiscal 2002

Revenues. Total revenues in fiscal 2003 rose 4.1% to $705.6 million from $677.6 million in fiscal 2002. Rental revenue rose $25.6 million in fiscal 2003, a 3.9% increase over fiscal 2002. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior year results, was approximately negative 2.5%. Rental revenue continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base.

Direct sale revenue was $23.9 million in fiscal 2003, an 11.3% increase over $21.5 million in fiscal 2002. Direct sale revenue increased as a result of initiatives to penetrate direct sale opportunities with existing customers such as our annual winter outerwear promotion.

Cost of Rental and Direct Sale. Cost of rental operations increased 5.8% to $426.6 million in fiscal 2003 from $403.1 million in fiscal 2002. Gross margin from rental sales decreased to 37.4% in fiscal 2003 from 38.6% in the prior year. Both rental and direct sale margins were impacted during the year by the closing of a Canadian manufacturing facility. Total one-time expenses related to closing the facility reduced the overall combined margin by approximately $1.0 million and had minimal impact on future results of operations. Rental gross margins were also impacted by increasing energy and employee benefit costs as well as continued lost margin from lower employment levels within our existing customer base.

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

Selling and Administrative. Selling and administrative expenses increased 5.6% to $154.5 million in fiscal 2003 from $146.3 million in fiscal 2002. As a percentage of total revenues, selling and administrative expenses increased to 21.9% in fiscal 2003 from 21.6% in fiscal 2002. During fiscal 2003 we took actions to reduce certain selling and administrative costs, including the closing of the Canadian manufacturing facility, and incurred severance and other employee-related costs. These actions had an impact of increasing selling and administrative expenses by $0.9 million and did not have a significant impact on results of operations in subsequent periods. Selling and administrative expenses also increased due to higher expenses related to uncollectible accounts receivable and increasing property and casualty insurance costs.

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

Operating Activities. Net cash provided by operating activities was $96.3 million in fiscal 2004, $96.9 million in fiscal 2003 and $79.7 million in fiscal 2002. Solid earnings along with effective working capital management have been a large contributor to the high levels of operating cash flow over each of the past three fiscal years. We have paid particular attention to management of new and in-service inventories, a continued focus on timely collection of accounts receivable and enhancing payment terms related to trade and accrued payables.

Working capital at July 3, 2004 was $79.0 million, a $6.1 million decrease from $85.1 million at June 28, 2003. This decrease is due to an increase in the current maturities of long-term debt associated with scheduled debt payments and an increase in income tax payable due to timing of payments.

Investing Activities. Net cash used for investing activities was $43.9 million in fiscal 2004, $121.5 million in fiscal 2003 and $100.1 million in fiscal 2002. In fiscal 2004, 2003 and 2002 cash was largely used for acquisitions and property, plant and equipment additions.

Financing Activities. Financing activities used cash of $37.3 million in fiscal 2004, provided cash of $26.0 million in fiscal 2003 and $15.2 million in fiscal 2002. Cash used in fiscal 2004 was primarily related to the repayment of long-term debt. Cash provided in both fiscal 2003 and 2002 was from debt proceeds used primarily for acquisitions of businesses. We paid dividends of $1.5 million in both fiscal 2004 and fiscal 2003 and $1.4 million in fiscal 2002.

We maintain a $325.0 million term loan and revolving credit facility expiring July 2, 2007. The facility provides for a $75.0 million term loan and a $250.0 million revolving credit facility. As of July 3, 2004, borrowings outstanding under the term loan were $56.3 million and under the revolving credit facility were $99.6 million at rates ranging from 2.40% to 2.86%. Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $30.0 million in letters of credit. As of July 3, 2004, letters of credit outstanding against the revolver were $17.0 million.

We have a $50.0 million, 8.4% private debt placement with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. We used the net proceeds from the sale of the notes to reduce other indebtedness and for general corporate purposes.

The credit facilities and the fixed rate notes contain various restrictive covenants that among other matters require us to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also provide for certain limits related to additional indebtedness, investments and dividends. At July 3, 2004, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely event that an event of default would be imminent, management believes that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of July 3, 2004 for the next five fiscal years and thereafter (in thousands):

						2010 and
						There-
	2005	2006	2007	2008	2009	after	Total
Variable rate term loan and revolving credit facility	$15,000	$18,750	$22,500	$99,600	$—	$—	$155,850
Fixed rate term loan	7,143	7,143	7,143	7,143	7,143	14,285	50,000
Other debt arrangements, including capital leases	1,875	531	67	—	—	—	2,473
Operating leases	13,619	11,296	9,083	6,992	4,461	4,467	49,918

Total contractual cash obligations	$37,637	$37,720	$38,793	$113,735	$11,604	$18,752	$258,241

Also, at July 3, 2004, we had stand-by letters of credit totaling $17.0 million issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At July 3, 2004, we had available cash on hand of $26.9 million and approximately $130.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2005 and to significantly reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2005 will be approximately $25.0 million to $30.0 million.

The amount of cash flow generated from operations is subject to a number of risks and uncertainties. In fiscal 2005, we may actively seek and consider acquisitions of business assets; the consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flow from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.

Pension Obligations

We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $6.1 million, $3.1 million and $2.0 million in fiscal 2004, 2003 and 2002, respectively. At July 3, 2004, the fair value of our pension plan assets totaled $26.7 million. We anticipate making a cash contribution of approximately $1.3 million in fiscal 2005.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 3, 2004, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is consistent with the assumed rate used at both June 28, 2003 and June 29, 2002 and was developed by evaluating input from our actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 3, 2004 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2005 pension expense by approximately $0.1 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.25% at July 3, 2004, 6.0% at June 28, 2003 and 7.5% at June 29, 2002. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.25% to 5.75%) would increase our accumulated benefit obligation at July 3, 2004 by approximately $3.8 million and increase the estimated fiscal 2005 pension expense by approximately $0.9 million.

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

We are also involved in a lawsuit in California that alleges G&K violated certain state wage and hour laws applicable to its route sales representatives. Subsequent to July 3, 2004, we reached a tentative settlement of this case for a payment of approximately $1.25 million, subject to court approval. The settlement resulted in the recording of a one-time charge of $1.25 million in the fourth quarter of fiscal 2004.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employer’s Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132”). The FASB’s revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. We adopted the disclosure requirements of SFAS 132 (revised) beginning with the third quarter ended March 27, 2004.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity. In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues. We have adopted FIN 46R effective March 31, 2004. The impact of adopting FIN 46R was not material.

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

Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions and employment levels; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the branded identity apparel and facility services industry; and the availability of capital to finance planned growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for fiscal 2004 by approximately $0.9 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at July 3, 2004 on the change in the cost of variable rate debt.

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

	Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate
2005	$7,143	8.40%	$15,000	3.54%
2006	7,143	8.40	18,750	4.04
2007	7,143	8.40	22,500	4.35
2008	7,143	8.40	99,600	4.61
2009	7,143	8.40	—	—
Thereafter	14,285	8.40	—	—

Total	$50,000	8.40%	$155,850	4.40%

Fair Value	$56,745	—	$155,850	—

For interest rate swaps, the following table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates by fiscal year. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Notional Principal	Average Interest	Average Interest
Maturity Date	Amount	Pay Rate	Receive Rate
2005	$25,000	2.92%	2.29%
2006	30,000	2.84	2.73
Thereafter	10,000	2.81	2.88

Total	$65,000	2.85%	2.65%

Fair Value	$65,177	—	—

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

We may periodically hedge firm commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2004. Notional amounts outstanding under foreign currency contracts at July 3, 2004 were $0.4 million, all of which will mature during fiscal 2005. Notional amounts outstanding under foreign currency contracts at June 28, 2003 were $2.7 million, all of which matured during fiscal 2004. Notional amounts outstanding under foreign currency contracts at June 29, 2002 were $4.8 million, all of which matured during fiscal 2003. Foreign currency contracts were recorded at fair value as of July 3, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Notes beginning on page F-1.

Following is a summary of the results of operations for each of the quarters within fiscal years ended July 3, 2004 and June 28, 2003. All amounts are in thousands, except per share data.

QUARTERLY FINANCIAL DATA

G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth
2004
Revenues	$178,603	$182,539	$179,025	$193,280
Gross Profit	64,457	65,694	64,582	71,684
Income from Operations	16,234	17,130	17,364	18,309
Net Income	8,109	8,802	9,014	9,459
Basic Earnings per Share	0.39	0.43	0.43	0.45
Diluted Earnings per Share	0.39	0.42	0.43	0.45
Dividends per Share	0.0175	0.0175	0.0175	0.0175

2003
Revenues	$169,798	$179,653	$176,520	$179,617
Gross Profit	64,827	68,136	63,430	64,692
Income from Operations	19,153	19,855	13,849	16,062
Net Income	9,694	9,958	6,370	7,667
Basic Earnings per Share	0.47	0.48	0.31	0.37
Diluted Earnings per Share	0.47	0.48	0.31	0.37
Dividends per Share	0.0175	0.0175	0.0175	0.0175

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. The fiscal year ended July 3, 2004 was 53-week year with the extra week reported in the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

              ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2004. Based on that evaluation, the president and chief executive officer, and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in our reports to the Securities and Exchange Commission.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2004 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to information with respect to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to information with respect to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to information with respect to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to information with respect to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to information with respect to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV, ITEM 15

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements The following consolidated financial statements of G&K are part of this report and are submitted in a separate section of this report.

(2)	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibit 99.1 to this Form 10-K, as filed with the SEC.

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

10(b) 1989 Stock Option and Compensation Plan, as amended on October 30, 1997. **

10(c) 1996 Director Stock Option Plan, as amended March 10, 2004. *, **

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

10(g) 1998 Stock Option and Compensation Plan, as amended November 7, 2002. **

10(h) Form of Change of Control Agreement between Registrant and each of Robert G. Wood and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999). **

10(i) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and seven institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(j) Form of Executive Employment Agreement between Registrant and each of Robert G. Wood and Jeffrey L. Wright, dated January 1, 2001 (incorporated herein by reference to the Registrant’s Form 10-K filed September 27, 2001). **

10(k) Credit Agreement, dated June 25, 2002, by and among the Registrant, G&K Services Canada, Inc., Bank One N.A., Wachovia Bank, National Association, Wachovia Securities, Inc (f/k/a First Union Securities, Inc.), Banc One Capital Markets, Inc. and various lenders (incorporated herein by reference to Exhibit 10(m) to the Registrant’s Form 10-K filed September 26, 2002).

10(l) Executive Employment Agreement between Registrant and Richard L. Marcantonio, dated June 25, 2002 (incorporated herein by reference to Exhibit 10(n) to the Registrant’s Form 10-K filed September 26, 2002). **

10(m) Promissory Note of Richard L. Marcantonio dated July 26, 2002 and payable to the Registrant (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002). **

10(n) Stock Pledge Agreement dated as of July 26, 2002, by and between the Registrant and Richard L. Marcantonio (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002). **

10(o) Change of Control Agreement between Registrant and Richard L. Marcantonio dated November 12, 2002 (incorporated herein by reference to Registrant’s Form 10-Q filed May 13, 2003). **

10(p) Executive Employment Agreement between Registrant and Jeffrey R. Kiesel, dated July 14, 2003 (incorporated herein by reference to Registrant’s Form 10-Q filed February 5, 2004). **

10(q) First Amendment, dated December 17, 2003 to Credit Agreement dated June 25, 2002, among the Registrant, G&K Services Canada, Inc., Bank One, N.A., Wachovia Bank, National Association, Wachovia Securities, Inc, Banc One Capital Markets, Inc. and various lenders (incorporated herein by reference to Registrant’s Form 10-Q filed February 5, 2004).

10(r) Executive Employment Agreement between Registrant and David F. Fisher, dated May 10, 2004. *, **

14	Code of Ethics *

21	Subsidiaries of G&K Services, Inc. *

23	Consent of Independent Registered Public Accounting Firm *

24	Power of Attorney dated as of September 1, 2004 *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm and Schedule II *

Footnotes: * Filed herewith ** Compensatory plan or arrangement

(b)	Reports filed on Form 8-K

None

(c)	Exhibits

See exhibits listed under Item 15(a)(3).

(d)	Financial Statement Schedules

See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 2004	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Richard L. Marcantonio

Richard L. Marcantonio, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michael F. Woodard

Michael F. Woodard, Vice President and Controller
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 16th day of September 2004, by the following persons in the capacity indicated:

/s/ Richard M. Fink Richard M. Fink	Chairman of the Board and Director

/s/ Richard L. Marcantonio	President and Chief Executive Officer (Principal Executive Officer)
Richard L. Marcantonio

*	Director
Michael G. Allen

*	Director
Paul Baszucki

*	Director
John S. Bronson

*	Director
Wayne M. Fortun

*	Director
Donald W. Goldfus

*	Director
Thomas R. Moberly

*	Director
M. Lenny Pippin

*	Director
Alice M. Richter

*By:	/s/ Richard L. Marcantonio
Richard L. Marcantonio
Attorney-in-fact

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 3,	June 28,	June 29,
	2004	2003	2002
(In thousands, except per share data)	(53 weeks)	(52 weeks)	(52 weeks)
Revenues
Rental operations	$708,708	$681,693	$656,121
Direct sales	24,739	23,895	21,470

Total revenues	733,447	705,588	677,591

Operating Expenses
Cost of rental operations	448,131	426,564	403,110
Cost of direct sales	18,899	17,939	15,672
Selling and administrative	158,034	154,471	146,295
Depreciation	31,417	30,406	29,596
Amortization of intangibles	7,929	7,289	6,057

Total operating expenses	664,410	636,669	600,730

Income from Operations	69,037	68,919	76,861
Interest expense	11,966	13,691	13,609

Income before Income Taxes	57,071	55,228	63,252
Provision for income taxes	21,687	21,539	24,985

Net Income	$35,384	$33,689	$38,267

Basic weighted average number of shares outstanding	20,710	20,585	20,505
Basic Earnings per Common Share	$1.71	$1.64	$1.87

Diluted weighted average number of shares outstanding	20,900	20,691	20,660
Diluted Earnings per Common Share	$1.69	$1.63	$1.85

Dividends per Share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	July 3,	June 28,
(In thousands, except share data)	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$26,931	$11,504
Accounts receivable, less allowance for doubtful accounts of $2,603 and $3,687	71,058	69,839
Inventories	94,476	95,853
Prepaid expenses	14,902	14,848

Total current assets	207,367	192,044

Property, Plant and Equipment
Land	35,789	35,543
Buildings and improvements	140,290	133,078
Machinery and equipment	257,266	258,319
Automobiles and trucks	39,300	39,888
Less accumulated depreciation	(232,036)	(216,071)

Total property, plant and equipment	240,609	250,757

Other Assets
Goodwill, net	285,892	266,140
Customer contracts and related customer relationships, net	41,151	44,934
Non-competition agreements, net	3,809	4,666
Other, principally retirement plan assets	23,919	20,265

Total other assets	354,771	336,005

	$802,747	$778,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,511	$20,228
Accrued expenses
Salaries and employee benefits	32,953	35,107
Other	43,517	27,220
Deferred income taxes	7,395	9,941
Current maturities of long-term debt	24,018	14,430

Total current liabilities	128,394	106,926

Long-Term Debt, net of Current Maturities	184,305	236,731
Deferred Income Taxes	38,256	32,185
Other Noncurrent Liabilities	26,369	22,695

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity
Common stock, $0.50 par value
Class A, 400,000,000 shares authorized, 19,432,106 and 19,253,986 shares issued and outstanding	9,716	9,627
Class B, 30,000,000 shares authorized, 1,474,996 and 1,474,996 shares issued and outstanding	738	738
Additional paid-in capital	37,370	31,768
Retained earnings	381,953	348,028
Deferred compensation	(2,270)	(3,226)
Accumulated other comprehensive loss	(2,084)	(6,666)

Total stockholders’ equity	425,423	380,269

	$802,747	$778,806

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries

 (In thousands, except per share data)

			Additional
	Class A	Class B	Paid-In	Retained	Deferred
	Common Stock	Common Stock	Capital	Earnings	Compensation
Balance June 30, 2001	$9,582	$738	$29,117	$278,972	$(4,402)
Net income	—	—	—	38,267	—
Foreign currency translation	—	—	—	—	—
Unrealized holding gains, net of income tax	—	—	—	—	—

Comprehensive income
Issuance of common stock under stock plans, net (67 shares)	34	—	1,813	—	(807)
Tax benefit of employee stock options	—	—	190	—	—
Amortization of deferred compensation	—	—	—	—	937
Cash dividends ($0.07 per share)	—	—	—	(1,445)	—

Balance June 29, 2002	9,616	738	31,120	315,794	(4,272)
Net income	—	—	—	33,689	—
Foreign currency translation	—	—	—	—	—
Unrealized holding gains, net of income tax	—	—	—	—	—
Mininum pension liability, net of income tax	—	—	—	—	—
Comprehensive income
Issuance of common stock under stock plans, net (22 shares)	11	—	588	—	56
Tax benefit of employee stock options	—	—	60	—	—
Amortization of deferred compensation	—	—	—	—	990
Cash dividends ($0.07 per share)	—	—	—	(1,455)	—

Balance June 28, 2003	9,627	738	31,768	348,028	(3,226)
Net income	—	—	—	35,384	—
Foreign currency translation	—	—	—	—	—
Unrealized holding gains, net of income tax	—	—	—	—	—
Mininum pension liability, net of income tax	—	—	—	—	—

Comprehensive income
Issuance of common stock under stock plans, net (178 shares)	89	—	5,110	—	19
Tax benefit of employee stock options	—	—	492	—	—
Amortization of deferred compensation	—	—	—	—	937
Cash dividends ($0.07 per share)	—	—	—	(1,459)	—

Balance July 3, 2004	$9,716	$738	$37,370	$381,953	$(2,270)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other
	Comprehensive Income (Loss)
	Net Unrealized
	Gain/(Loss) on	Pension	Cumulative
	Financial	Pension	Translation	Stockholders’
	Instruments	Liability	Adjustments	Equity
Balance June 30, 2001	$(1,388)	$—	$(11,352)	$301,267
Net income	—	—	—	38,267
Foreign currency translation	—	—	(221)	(221)
Unrealized holding gains, net of income tax	123	—	—	123

Comprehensive income				38,169
Issuance of common stock under stock plans, net (67 shares)	—	—	—	1,040
Tax benefit of employee stock options	—	—	—	190
Amortization of deferred compensation	—	—	—	937
Cash dividends ($0.07 per share)	—	—	—	(1,445)

Balance June 29, 2002	(1,265)	—	(11,573)	340,158
Net income	—	—	—	33,689
Foreign currency translation	—	—	9,368	9,368
Unrealized holding gains, net of income tax	34	—	—	34
Mininum pension liability, net of income tax	—	(3,230)	—	(3,230)

Comprehensive income				39,861
Issuance of common stock under stock plans, net (22 shares)	—	—	—	655
Tax benefit of employee stock options	—	—	—	60
Amortization of deferred compensation	—	—	—	990
Cash dividends ($0.07 per share)	—	—	—	(1,455)

Balance June 28, 2003	(1,231)	(3,230)	(2,205)	380,269
Net income	—	—	—	35,384
Foreign currency translation	—	—	1,594	1,594
Unrealized holding gains, net of income tax	1,121	—	—	1,121
Mininum pension liability, net of income tax	—	1,867	—	1,867

Comprehensive income				39,966
Issuance of common stock under stock plans, net (178 shares)	—	—	—	5,218
Tax benefit of employee stock options	—	—	—	492
Amortization of deferred compensation	—	—	—	937
Cash dividends ($0.07 per share)	—	—	—	(1,459)

Balance July 3, 2004	$(110)	$(1,363)	$(611)	$425,423

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 3,	June 28,	June 29,
	2004	2003	2002
(In thousands)	(53 weeks)	(52 weeks)	(52 weeks)
Operating Activities:
Net income	$35,384	$33,689	$38,267
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	39,346	37,695	35,653
Deferred income taxes	1,300	4,636	(312)
Amortization of deferred compensation – restricted stock	937	990	937
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	129	4,105	2,153
Inventories	2,474	1,692	2,798
Accounts payable and other accrued expenses	11,640	10,838	(1,066)
Other assets and liabilities	5,057	3,268	1,249

Net cash provided by operating activities	96,267	96,913	79,679

Investing Activities:
Property, plant and equipment additions, net	(17,349)	(31,403)	(29,156)
Acquisition of business assets	(24,940)	(88,744)	(69,730)
Purchases of investments, net	(1,587)	(1,395)	(1,203)

Net cash used for investing activities	(43,876)	(121,542)	(100,089)

Financing Activities:
Proceeds from debt financing	195,569	178,464	125,918
Repayments of debt financing	(236,598)	(151,667)	(110,322)
Cash dividends paid	(1,459)	(1,455)	(1,445)
Sale of common stock	5,218	655	1,040

Net cash (used for) provided by financing activities	(37,270)	25,997	15,191

Increase (Decrease) in Cash and Cash Equivalents	15,121	1,368	(5,219)
Effect of Exchange Rates on Cash	306	150	(112)
Cash and Cash Equivalents:
Beginning of year	11,504	9,986	15,317

End of year	$26,931	$11,504	$9,986

Supplemental Cash Flow Information:
Cash paid for -
Interest	$11,825	$12,641	$12,965

Income taxes	$9,619	$15,267	$32,681

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Nature of Business

G&K Services, Inc. (the “Company”) is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. The Company serves a wide variety of industrial, service and high-technology companies providing them with rented uniforms or purchase options as well as facility services products such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. The Company also manufactures certain uniform garments that it uses to support its garment rental programs. The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to June 30. Fiscal years for the consolidated financial statements included herein ended on July 3, 2004 (53 weeks), June 28, 2003 (52 weeks) and June 29, 2002 (52 weeks).

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with a maturity of three months or less, at the date of acquisition, to be cash equivalents.

Accounts Receivable

Accounts receivable is recorded net of an allowance for expected losses. The allowance, recognized as an amount equal to the anticipated future write-offs, is based on age of outstanding balances, analysis of specific accounts and historical bad debt expense and current economic trends.

Inventories

Inventories consist of new goods and rental merchandise in service. Estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both obsolete and excess inventories. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. The components of inventories as of July 3, 2004 and June 28, 2003 are as follows:

	2004	2003
New goods	$28,092	$27,123
Rental merchandise in service	66,384	68,730

	$94,476	$95,853

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

The carrying value of goodwill is evaluated on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill in fiscal 2004, 2003 or 2002.

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

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations and were not material in fiscal 2004, 2003 or 2002.

Revenue Recognition

The Company’s rental operations business is largely based on written service agreements whereby it agrees to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, the Company recognizes revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or abused merchandise. Direct sale revenue is recognized in the period in which the product is shipped.

Insurance

The Company self-insures for certain obligations related to health and workers’ compensation programs. The Company purchases stop-loss insurance policies to protect it from catastrophic losses. The Company periodically evaluates its liabilities under such programs based on a third party actuarial analysis. Management’s estimates consider historical claims experience, escalating medical cost trends and the expected timing of claim payments. During fiscal 2002, the Company changed certain assumptions utilized in evaluating its workers’ compensation self-insurance liability and began to apply a discount factor to estimated future payments. The impact of these changes was not material to the Company’s consolidated balance sheets and statements of operations.

Income Taxes

Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The Company records valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized and as such, has established a valuation allowance for all foreign tax credit carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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

For the Fiscal Years Ended	July 3,	June 28,	June 29,
(In thousands)	2004	2003	2002
Weighted average number of common shares outstanding used in computation of basic earnings per share	20,710	20,585	20,505
Weighted average effect of nonvested restricted stock grants and assumed exercise of options	190	106	155

Shares used in computation of diluted earnings per share	20,900	20,691	20,660

Potential common shares of 335,000, 562,000 and 464,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2004, 2003 and 2002, respectively. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”), which are more fully described in Note 6. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $937, $990 and $937 in fiscal 2004, 2003 and 2002, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per common share would have been adjusted as follows:

Fiscal Years	2004	2003	2002
Net income, as reported	$35,384	$33,689	$38,267
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,746)	(1,843)	(2,128)

Pro forma net income	$33,638	$31,846	$36,139

Basic net income per share:
As reported	$1.71	$1.64	$1.87
Pro forma	1.62	1.55	1.76
Diluted net income per share:
As reported	$1.69	$1.63	$1.85
Pro forma	1.61	1.54	1.75

The weighted average fair value of options granted in fiscal 2004, 2003 and 2002 was $10.83, $12.28 and $11.73, respectively. The weighted average exercise price was $32.81, $33.66 and $28.02 for fiscal 2004, 2003 and 2002, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.48% for fiscal 2004, 3.27% for fiscal 2003 and 4.45% for fiscal 2002; expected dividends of $0.07 per share; expected lives of five years for fiscal 2004, 2003 and 2002; and expected volatility of 30.93% for fiscal 2004 grants, 36.56% for fiscal 2003 grants and 41.42% for fiscal 2002 grants.

Comprehensive Income

The Company has chosen to disclose comprehensive income, which consists of net income, foreign currency translation adjustment, unrealized gains/losses on interest rate swap agreements and minimum pension liability adjustments, in the consolidated statements of stockholders’ equity and comprehensive income.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employer’s Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132”). The FASB’s revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The Company adopted the disclosure requirements of SFAS 132 (revised) beginning with the third quarter ended March 27, 2004.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the financial reporting guidance associated with the consolidation of another entity. In December 2003, the FASB revised and superceded FIN 46 with the issuance of FIN 46R in order to address certain implementation issues. The Company has adopted FIN 46R effective March 31, 2004. The impact of adopting FIN 46R was not material.

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

2. Acquisitions

During each of fiscal 2004, 2003 and 2002, the Company made several small acquisitions. All acquisitions were accounted for using the purchase method. The total purchase consideration, including related acquisition costs, as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2004	2003	2002
Total purchase price and related acquisition costs	$24,940	$88,744	$69,730
Goodwill	19,304	63,206	52,073

The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material to the Company.

3. Goodwill and Intangible Assets

The Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective July 1, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer amortized but reviewed annually, or more frequently if certain indicators arise, for impairment. The Company periodically evaluates the carrying value and remaining useful lives of amortizable intangible assets. There have been no impairments of goodwill and useful lives were deemed appropriate on amortizable intangible assets in fiscal 2004, 2003 and 2002.

The changes in the carrying amount of goodwill for the fiscal years ended July 3, 2004 and June 28, 2003, by operating segment, are as follows:

	United States	Canada	Total
Balance as of June 28, 2003	$236,913	$29,227	$266,140
Goodwill acquired during the period	18,085	1,219	19,304
Other, primarily foreign currency translation	—	448	448

Balance as of July 3, 2004	$254,998	$30,894	$285,892

	United States	Canada	Total
Balance as of June 29, 2002	$173,707	$26,433	$200,140
Goodwill acquired during the period	63,206	—	63,206
Other, primarily foreign currency translation	—	2,794	2,794

Balance as of June 28, 2003	$236,913	$29,227	$266,140

Information regarding the Company’s other intangible assets are as follows:

	Carrying	Accumulated
As of July 3, 2004	Amount	Amortization	Net
Customer contracts and related customer relationships	$80,142	$38,991	$41,151
Non-competition agreements	9,822	6,013	3,809

Total	$89,964	$45,004	$44,960

	Carrying	Accumulated
As of June 28, 2003	Amount	Amortization	Net
Customer contracts and related customer relationships	$76,853	$31,919	$44,934
Non-competition agreements	9,721	5,055	4,666

Total	$86,574	$36,974	$49,600

Total amortization expense was $7,929 in fiscal 2004, $7,289 in fiscal 2003 and $6,057 in fiscal 2002. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of July 3, 2004 is as follows:

2005	$8,034
2006	7,706
2007	7,581
2008	7,208
2009	3,532

4. Long-Term Debt

Debt as of July 3, 2004 and June 28, 2003 includes the following:

	2004	2003
Borrowings under unsecured term loan and unsecured revolving credit facility at rates ranging from 2.40% to 2.86% at July 3, 2004 and from 2.48% to 4.25% at June 28, 2003	$155,850	$196,600
Borrowings under unsecured fixed rate term loan at 8.40%	50,000	50,000
Other debt arrangements including capital leases	2,473	4,561

	208,323	251,161
Less current maturities	(24,018)	(14,430)

Total long-term debt	$184,305	$236,731

The Company maintains a $325,000 term loan and revolving credit facility. The credit facility includes (i) a $75,000 term loan facility with maturities of the remaining balance in fiscal years 2005 through 2007 of $15,000, $18,750 and $22,500, respectively, and (ii) a $250,000 revolving credit facility expiring on July 2, 2007. As of July 3, 2004, borrowings outstanding under the term loan were $56,250 and under the revolving credit facility were $99,600. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $30,000 in letters of credit. As of July 3, 2004, letters of credit outstanding against the revolver were $17,040.

Borrowings under the term loan and revolving credit facility bear interest at 1.00% to 1.75% over the rate offered to major banks in the London Interbank Eurodollar market (“Eurodollar Rate”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of July 3, 2004 bear interest at the Eurodollar Rate or Canadian prime rate plus 1.25%. The Company also pays a fee on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The Company has a $50,000, 8.4% private debt placement with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, the Company will repay $7,143 of the principal amount at par. The Company used the net proceeds from the sale of the notes to reduce other indebtedness and for general corporate purposes.

The credit facilities and the fixed rate notes contain various restrictive covenants that among other matters require the Company to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also provide for certain limits related to additional indebtedness, investments and dividends. As of July 3, 2004, the Company was in compliance with all financial debt covenants.

The fair value of the Company’s long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the long-term debt under the term loan and revolving credit facility approximates the carrying value as of July 3, 2004 and June 28, 2003. The fair value of the fixed rate term loan is $56,745 as of July 3, 2004.

The following table summarizes payments due on long-term debt, including capital leases, as of July 3, 2004 for the next five fiscal years and thereafter:

2005	$24,018
2006	26,424
2007	29,710
2008	106,743
2009	7,143
2010 and thereafter	14,285

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

At July 3, 2004, the Company had interest rate swap contracts to pay fixed rates of interest (average rate of 2.85%) and receive variable rates of interest based on three-month London Interbank Offered Rate (“LIBOR”) on $65,000 notional amount of indebtedness. The $65,000 notional amount of outstanding contracts will mature $25,000 during fiscal 2005 and $40,000 thereafter. At June 28, 2003, the Company had interest rate swap contracts on $85,000 notional amount of indebtedness. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period. If these swap agreements were to be terminated, the Company would have incurred an after-tax loss on the contracts of $110 and $1,231 at July 3, 2004 and June 28, 2003, respectively.

The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2004 or 2003. Notional amounts outstanding under foreign currency contracts at July 3, 2004 were $409, all of which will mature during fiscal 2005. Notional amounts outstanding under foreign currency contracts at June 28, 2003 were $2,742, all of which matured during fiscal 2004. Foreign currency contracts were recorded at fair value as of July 3, 2004.

6. Stockholders’ Equity

Each share of Class A common stock is entitled to one vote and is freely transferable. Each share of Class B is entitled to 10 votes and can be converted to Class A common stock on a share-for-share basis. Until converted to Class A common stock, however, Class B shares are not freely transferable. No cash dividends can be paid on Class B common stock unless dividends of at least an equal amount per share are paid on Class A shares. A majority of the Class B shares are held by an officer of the Company.

Stock Award Plans

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year. A maximum of 3,000,000 stock awards can be granted under the Employee Plans and 1,546,497 awards were available for grant as of July 3, 2004.

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

The following schedule summarizes activity in the plans:

	Stock Options
				Weighted
	Employee	Directors’	Grant	Average
	Plans	Plan	Price	Exercise Price
Outstanding at June 30, 2001	885,984	39,000	$16.00 – 53.34	$33.43
Granted	427,495	11,000	25.87 – 40.85	28.16
Exercised	(36,750)	(5,000)	16.00 – 34.48	24.60
Canceled	(144,809)	(6,000)	21.50 – 46.00	31.79

Outstanding at June 29, 2002	1,131,920	39,000	$16.50 – 53.34	$31.98
Granted	364,308	7,000	29.23 – 35.69	33.49
Exercised	(26,700)	—	16.50 – 28.06	24.64
Canceled	(184,032)	(2,000)	25.00 – 46.00	32.07

Outstanding at June 28, 2003	1,285,496	44,000	$16.50 – 53.34	$32.53
Granted	303,629	11,000	31.18 – 39.19	32.78
Exercised	(178,191)	(3,000)	25.00 – 35.69	28.85
Canceled	(230,989)	—	27.95 – 46.00	32.30

Outstanding at July 3, 2004	1,179,945	52,000	$16.50 – 53.34	$33.18

Exercisable at July 3, 2004	485,225	39,000	$16.50 – 53.34	$35.55

The following schedule summarizes the information related to stock options outstanding at July 3, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise		Average Remaining	Weighted Average		Weighted Average
Price	Number Outstanding	Option Life (Years)	Exercise Price	Number Exercisable	Exercise Price
$ 16.50 – 25.00	79,563	5.7	$24.67	79,563	$24.67
25.01 – 37.00	913,428	8.0	31.22	211,545	30.78
37.01 – 53.34	238,954	5.6	43.52	233,117	43.59

	1,231,945	7.4	$33.18	524,225	$35.55

Under the Employee Plans, the Company grants restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. During fiscal 2004, 2003 and 2002 the Company granted 5,000, 25,000 and 33,580 shares of restricted stock, respectively. The weighted average grant date fair value per share of restricted stock granted during fiscal 2004, 2003 and 2002 was $31.18, $33.07 and $32.67, respectively. The Company records deferred compensation to stockholders’ equity at the time of grant for the difference between the par value and fair market value as of the grant date. Compensation expense is recognized as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $937, $990 and $937 in fiscal 2004, 2003 and 2002, respectively.

7. Income Taxes

     The components of the provision for income taxes are as follows:

Fiscal Years	2004	2003	2002
Current:
Federal	$15,794	$10,668	$11,437
State and local	1,897	1,396	2,075
Foreign	4,581	6,025	8,495

	22,272	18,089	22,007
Deferred	(585)	3,450	2,978

	$21,687	$21,539	$24,985

The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

Fiscal Years	2004	2003	2002
Federal taxes at the statutory rate	$19,975	$19,330	$22,138
State taxes, net of federal tax benefit	1,514	1,447	1,495
Foreign taxes	(838)	(15)	1,001
Permanent differences and other, net	1,036	777	351

Total provision	$21,687	$21,539	$24,985

Effective rate	38.0%	39.0%	39.5%

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of July 3, 2004 and June 28, 2003 are as follows:

	2004	2003
Deferred tax liabilities:
Inventory	$(21,027)	$(22,095)
Depreciation	(28,821)	(26,712)
Intangibles	(21,275)	(17,457)
Other	—	(1,811)

Total deferred tax liabilities	(71,123)	(68,075)
Deferred tax assets:
Accruals, reserves and other	25,472	25,949

Net deferred tax liabilities	$(45,651)	$(42,126)

The Company has foreign tax credit carryforwards of $1,436, which expire in fiscal 2008. A valuation allowance has been established for all foreign tax credit carryforwards due to the uncertainty of the use of the tax benefit in future periods.

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

Supplemental Executive Retirement Plan

Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts as of July 3, 2004 and June 28, 2003 was $10,603 and $8,139, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Obligations and Funded Status at July 3, 2004 and June 28, 2003

			Supplemental Executive
	Pension Plan		Retirement Plan
	2004	2003	2004	2003
Change in benefit obligation:
Projected benefit obligation, beginning of year	$40,629	$25,535	$10,066	$6,545
Service cost	3,949	2,541	857	369
Interest cost	2,514	1,962	671	531
Plan amendments	—	—	(80)	—
Actuarial (gain) loss	(1,957)	11,686	(90)	2,859
Benefits paid	(1,236)	(1,095)	(265)	(238)

Projected benefit obligation, end of year	$43,899	$40,629	$11,159	$10,066

Change in plan assets:
Fair value of plan assets, beginning of year	$16,839	$18,651	$—	$—
Actual return on plan assets	3,303	(717)	—	—
Employer contributions	7,768	—	265	238
Benefits paid	(1,236)	(1,095)	(265)	(238)

Fair value of plan assets, end of year	$26,674	$16,839	$—	$—

Funded status	$(17,225)	$(23,790)	$(11,159)	$(10,066)
Unrecognized prior service cost	276	331	245	368
Unrecognized actuarial loss	9,516	14,315	2,981	3,440

Net amount recognized	$(7,433)	$(9,144)	$(7,933)	$(6,258)

Amounts recognized in the statements of financial position consist of:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2004	2003	2004	2003
Accrued benefit liability	$(9,820)	$(14,037)	$(7,933)	$(7,150)
Intangible assets	276	331	—	368
Accumulated other comprehensive income	2,111	4,562	—	524

Net amount recognized	$(7,433)	$(9,144)	$(7,933)	$(6,258)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plans assets were $43,899, $36,494 and $26,674, respectively, as of July 3, 2004 and $40,629, $30,876 and $16,839, respectively as of June 28, 2003. No pension plans had plan assets in excess of accumulated benefit obligations at July 3, 2004 or June 28, 2003.

Components of Net Periodic Benefit Cost

				Supplemental Executive
	Pension Plan			Retirement Plan
	2004	2003	2002	2004	2003	2002
Service cost	$3,949	$2,541	$2,141	$857	$369	$259
Interest cost	2,514	1,962	1,653	671	531	441
Expected return on assets	(1,514)	(1,468)	(1,711)	—	—	—
Prior service cost	55	55	53	43	65	65
(Gain) loss	1,053	—	(161)	369	63	4

Net periodic benefit cost	$6,057	$3,090	$1,975	$1,940	$1,028	$769

Assumptions

The following weighted average assumptions were used to determine benefit obligations for the plans at July 3, 2004 and June 28, 2003:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2004	2003	2004	2003
Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	4.25	5.00	5.00	5.00

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended July 3, 2004 and June 28, 2003:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2004	2003	2004	2003
Discount rate	6.00%	7.50%	6.00%	7.50%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	5.00	5.00	5.00	5.00

To develop the expected long-term rate of return on asset assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption.

Additional Information

The pension plan weighted average asset allocations at July 3, 2004 and June 28, 2003 are as follows:

	Pension Plan
	2004	2003
International equity	15%	10%
Value equity	25	25
Small cap equity	10	5
Core growth equity	20	25
Fixed income	30	35

Total	100%	100%

The asset allocation strategy for 2004 targets 25.0%-30.0% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complimentary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10.0% of assets, except for certain government backed securities.

Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. The plan held approximately 67,500 shares of the Company’s Class B common stock at July 3, 2004 and June 28, 2003, with market values of $2,697 and $2,007, respectively. The plan received $5 in dividends on the Company’s Class B common stock during each of fiscal 2004 and 2003.

The Company expects to contribute $1,332 to its pension plan and $361 to the SERP in fiscal year 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Supplemental Executive Retirement
	Pension Plan	Plan
2005	$722	$361
2006	804	361
2007	884	350
2008	964	334
2009	1,057	323
2010 and thereafter	7,271	2,138

Union Pension Plans

Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (“Union Plans”). The Company contributed and charged to expense $1,460 in fiscal 2004, $1,189 in fiscal 2003 and $1,062 in fiscal 2002 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.

401(k) Plan

All full-time nonunion employees are eligible to participate in a 401(k) plan. The Company matches a portion of the employee’s salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a five-year employment period, were $1,712 in fiscal 2004, $1,663 in fiscal 2003 and $1,229 in fiscal 2002.

Executive Deferred Compensation Plan

Under the Executive Deferred Compensation Plan (“DEFCO”) plan, the Company matches a portion of the designated employees’ contributions. The Company’s matching contributions under the DEFCO plan were $528 in fiscal 2004, $476 in fiscal 2003 and $397 in fiscal 2002. The accumulated benefit obligation of $9,492 as of July 3, 2004 and $7,532 as of June 28, 2003 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At July 3, 2004 and June 28, 2003, the estimated fair value of the investments was $9,492 and $7,532, and the cost of the investments was $9,305 and $8,576, respectively.

9. Commitments and Contingencies

Litigation

The Company is involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices, and being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where ground water contamination has been detected or is suspected. None of these legal actions are expected to have a material adverse effect on the Company’s results of operations or financial position.

Leases

The Company leases certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of July 3, 2004:

Operating Leases
2005	$13,619
2006	11,296
2007	9,083
2008	6,992
2009	4,461
2010 and thereafter	4,467

Total minimum lease payments	$49,918

Total rent expense for operating leases, including those with terms of less than one year was $18,547 in fiscal 2004, $17,780 in fiscal 2003 and $15,462 in fiscal 2002.

10. Segment Information

The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. No one customer’s transactions account for 1.0% or more of the Company’s revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location is as follows:

		United
		States	Canada	Elimination	Total
2004 (53 weeks):
	Revenues	$633,715	$99,732	$—	$733,447
	Income from operations	50,282	18,755	—	69,037
	Interest expense	12,029	(63)	—	11,966
	Total assets	771,338	115,167	(83,758)	802,747
	Capital expenditures	15,375	1,974	—	17,349
	Depreciation and amortization expense	35,029	4,317	—	39,346
	Income tax expense	17,927	3,760	—	21,687
2003 (52 weeks):
	Revenues	$618,798	$86,790	$—	$705,588
	Income from operations	52,823	16,933	(837)	68,919
	Interest expense	13,330	1,198	(837)	13,691
	Total assets	752,469	96,706	(70,369)	778,806
	Capital expenditures	22,521	8,882	—	31,403
	Depreciation and amortization expense	34,136	3,559	—	37,695
	Income tax expense	14,720	6,819	—	21,539
2002 (52 weeks):
	Revenues	$595,365	$82,226	$—	$677,591
	Income from operations	58,224	19,973	(1,336)	76,861
	Interest expense	13,343	1,602	(1,336)	13,609
	Total assets	677,029	77,859	(73,189)	681,699
	Capital expenditures	26,060	3,096	—	29,156
	Depreciation and amortization expense	32,219	3,434	—	35,653
	Income tax expense	17,218	7,767	—	24,985

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of G&K Services, Inc.:

We have audited the accompanying consolidated balance sheets of G&K Services, Inc. as of July 3, 2004 and June 28, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. as of July 3, 2004 and June 28, 2003, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 3, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets.”

/s/Ernst & Young LLP

Ernst & Young LLP

Minneapolis, Minnesota
August 13, 2004