Form 10-Q
period 2004-10-02
G&K SERVICES INC
filed 2004-11-05
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 2, 2004 Commission file number 0-4063

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

YES [X]	NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]	NO [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $0.50 per share	Outstanding November 1, 2004 19,514,274

CLASS B Common Stock, par value $0.50 per share	Outstanding November 1, 2004 1,474,996

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

 G&K Services, Inc. and Subsidiaries

	October 2,
	2004	July 3,
(In thousands)	(Unaudited)	2004
ASSETS
Current Assets
Cash and cash equivalents	$11,789	$26,931
Accounts receivable, less allowance for doubtful accounts of $2,692 and $2,603	74,550	71,058
Inventories	96,766	94,476
Prepaid expenses	9,999	14,902

Total current assets	193,104	207,367

Property, Plant and Equipment, net	238,309	240,609
Goodwill, net	299,467	285,892
Other Assets	71,381	68,879

	$802,261	$802,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,833	$20,511
Accrued expenses	70,214	76,470
Deferred income taxes	7,537	7,395
Current maturities of long-term debt	24,662	24,018

Total current liabilities	122,246	128,394

Long-Term Debt, net of Current Maturities	173,468	184,305
Deferred Income Taxes	38,581	38,256
Other Noncurrent Liabilities	26,952	26,369
Stockholders’ Equity	441,014	425,423

	$802,261	$802,747

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

 G&K Services, Inc. and Subsidiaries
 (Unaudited)

	For the Three Months Ended
	October 2,	September 27,
(In thousands, except per share data)	2004	2003
Revenues
Rental operations	$176,291	$173,280
Direct sales	6,141	5,323

Total revenues	182,432	178,603

Operating Expenses
Cost of rental operations	111,009	109,845
Cost of direct sales	4,896	4,301
Selling and administrative	38,619	38,533
Depreciation and amortization	10,158	9,690

Total operating expenses	164,682	162,369

Income from Operations	17,750	16,234
Interest expense	2,548	3,155

Income before Income Taxes	15,202	13,079
Provision for income taxes	5,702	4,970

Net Income	$9,500	$8,109

Basic weighted average number of shares outstanding	20,825	20,610
Basic Earnings per Common Share	$0.46	$0.39

Diluted weighted average number of shares outstanding	21,066	20,728
Diluted Earnings per Common Share	$0.45	$0.39

Dividends per share	$0.0175	$0.0175

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 G&K Services, Inc. and Subsidiaries
 (Unaudited)

	For the Three Months Ended
	October 2,	September 27,
(In thousands)	2004	2003
Operating Activities:
Net income	$9,500	$8,109
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	10,158	9,690
Deferred income taxes	101	465
Amortization of deferred compensation – restricted stock	277	232
Changes in current operating items, exclusive of acquisitions	(6,045)	9,385
Other, net	490	(272)

Net cash provided by operating activities	14,481	27,609

Investing Activities:
Property, plant and equipment additions, net	586	(3,621)
Acquisitions of business assets and other	(19,864)	(539)

Net cash used for investing activities	(19,278)	(4,160)

Financing Activities:
Proceeds from issuance of long-term debt	—	1,345
Repayments of long-term debt	(12,877)	(3,205)
Proceeds from (repayments of) short-term borrowings, net	1,100	(19,300)
Cash dividends paid	(365)	(363)
Sale of common stock	1,219	423

Net cash used for financing activities	(10,923)	(21,100)

(Decrease) Increase in Cash and Cash Equivalents	(15,720)	2,349
Effect of Exchange Rates on Cash	578	174
Cash and Cash Equivalents:
Beginning of period	26,931	11,504

End of period	$11,789	$14,027

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three-month period ended October 2, 2004 and September 27, 2003
(Unaudited)

The consolidated condensed financial statements included herein, except for the July 3, 2004 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 3, 2004, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 2, 2004, and the results of its operations and its cash flows for the three months ended October 2, 2004 and September 27, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three-month periods ended October 2, 2004 and September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

1. Summary of Significant Accounting Policies

Accounting policies followed by the Company are set forth in Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

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

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the first quarter of fiscal 2005 or fiscal 2004. Notional amounts outstanding under foreign currency contracts at October 2, 2004 were $440, all of which will mature during fiscal 2005. Notional amounts outstanding under foreign currency contracts at September 27, 2003 were $393, all of which matured during fiscal 2004. Foreign currency contracts were recorded at fair value as of October 2, 2004.

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

	Three Months Ended
	October 2,	September 27,
	2004	2003
Weighted average number of common shares outstanding used in computation of basic earning per share	20,825	20,610
Weighted average effect of nonvested restricted stock grants and assumed exercise of options	241	118

Shares used in computation of diluted earnings per share	21,066	20,728

Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”), which are more fully described in Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $277 and $232 for the three-month periods ended October 2, 2004 and September 27, 2003, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for

Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per common share would have been adjusted as follows:

	Three Months Ended
	October 2,	September 27,
	2004	2003
Net income, as reported	$9,500	$8,109
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(433)	(444)

Pro forma net income	$9,067	$7,665

Basic net income per share:
As reported	$0.46	$0.39
Pro forma	0.44	0.37
Diluted net income per share:
As reported	$0.45	$0.39
Pro forma	0.43	0.37

2. Comprehensive Income

For the three-month periods ended October 2, 2004 and September 27, 2003, the components of comprehensive income were as follows:

	Three Months Ended
	October 2,	September 27,
	2004	2003
Net income	$9,500	$8,109
Other comprehensive income
Foreign currency translation adjustments, net of tax	4,958	(343)
Net unrealized gain on derivative financial instruments, net of tax	2	371

Comprehensive income	$14,460	$8,137

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended October 2, 2004, by operating segment, are as follows:

	United States	Canada	Total
Balance as of July 3, 2004	$254,998	$30,894	$285,892
Goodwill acquired during the period	348	11,910	12,258
Other, primarily foreign currency translation	—	1,317	1,317

Balance as of October 2, 2004	$255,346	$44,121	$299,467

Information regarding the Company’s other intangible assets, which are included in other assets on the balance sheet, are as follows:

	As of October 2, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Customer contracts and related customer relationships	$84,290	$41,063	$43,227
Non-competition agreements	9,922	6,272	3,650

Total	$94,212	$47,335	$46,877

	As of July 3, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Customer contracts and related customer relationships	$80,142	$38,991	$41,151
Non-competition agreements	9,822	6,013	3,809

Total	$89,964	$45,004	$44,960

Amortization expense was $2,036 and $1,945 for the three months ended October 2, 2004 and September 27, 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of October 2, 2004 is as follows:

2005 remaining	$6,306
2006	8,167
2007	7,964
2008	7,595
2009	3,918
2010	3,893

4. Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended October 2, 2004 and September 27, 2003:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	Oct 2,	Sept 27,	Oct 2,	Sept 27,
	2004	2003	2004	2003
Service cost	$1,154	$991	$226	$182
Interest cost	829	630	196	143
Expected return on assets	(663)	(380)	—	—
Prior service cost	17	14	12	9
Loss	157	264	66	78

Net periodic pension cost	$1,494	$1,519	$500	$412

5. Segment Information

The Company has two operating segments under the guidelines of SFAS No. 131: United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and facility services products such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. No one customer’s transactions account for 1.0% or more of the Company’s revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three-month periods ended October 2, 2004 and September 27, 2003 is as follows:

	United
For the Three Months Ended	States	Canada	Total
First Quarter Fiscal Year 2005:
Revenues	$155,870	$26,562	$182,432
Income from operations	12,853	4,897	17,750
Property, plant and equipment additions, net	(1,120)	534	(586)
Depreciation and amortization expense	8,901	1,257	10,158
First Quarter Fiscal Year 2004:
Revenues	$155,758	$22,845	$178,603
Income from operations	12,297	3,937	16,234
Property, plant and equipment additions, net	3,677	(56)	3,621
Depreciation and amortization expense	8,627	1,063	9,690

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2004 or through the first three months of fiscal 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2004 or through the first three months of fiscal 2005.

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

Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. As such, we have established a valuation allowance for all foreign tax credit carryforwards due to the uncertainty of the use of the tax benefit in future periods. We evaluate our deferred tax assets and liabilities on a periodic basis. We believe that we have adequately provided for our future tax consequences based upon current facts and circumstances.

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three-month periods ended October 2, 2004 and September 27, 2003, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Percentage
	Ended		Change
			Three Months
	Oct 2,	Sept 27,	FY 2005
	2004	2003	vs. FY 2004
Revenues:
Rental	96.6%	97.0%	1.7%
Direct	3.4	3.0	15.4

Total revenues	100.0	100.0	2.1
Expenses:
Cost of rental sales	63.0	63.4	1.1
Cost of direct sales	79.7	80.8	13.8

Total cost of sales	63.5	63.9	1.5
Selling and administrative	21.2	21.6	0.2
Depreciation and amortization	5.6	5.4	4.8

Income from operations	9.7	9.1	9.3
Interest expense	1.4	1.8	(19.2)

Income before income taxes	8.3	7.3	16.2
Provision for income taxes	3.1	2.8	14.7

Net income	5.2%	4.5%	17.2%

Three months ended October 2, 2004 compared to three months ended September 27, 2003

Revenues. Total revenues in the first quarter of fiscal 2005 increased 2.1% to $182.4 million from $178.6 million in the first quarter of fiscal 2004. Rental revenue increased $3.0 million in the first quarter, or 1.7%. The organic industrial rental growth rate, which is calculated using industrial rental revenue adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results, was approximately negative 2.0%. We believe that the organic industrial rental growth rate better reflects the growth of our existing industrial business and is therefore useful in analyzing our financial condition and results of operations. Organic industrial rental revenue continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base and more competitive pricing on both new accounts and account renewals.

Direct sale revenue increased 15.4% to $6.1 million in the first quarter of fiscal 2005 compared to $5.3 million in the same period of fiscal 2004. The increase in revenue was driven by garment sales through our rental operations including the initial impact of our annual winter outerwear promotion.

Cost of Rental and Direct Sale. Cost of rental operations increased 1.1% to $111.0 million in the first quarter of fiscal 2005 from $109.8 million in the same period of fiscal 2004. Gross margin from rental sales increased to 37.0% in the first quarter of fiscal 2005 from 36.6% in the first quarter of fiscal 2004. The increase in rental gross margins reflects the benefit of numerous operational initiatives that resulted in lower merchandise and processing costs, partially offset by higher energy costs.

Cost of direct sales increased 13.8% to $4.9 million in the first quarter of fiscal 2005 from $4.3 million in the same period of fiscal 2004. Gross margin from direct sales increased to 20.3% in the first quarter of fiscal 2005 from 19.2% in the first quarter of fiscal 2004. The increase in margins was primarily due to the increase in sales volume.

Selling and Administrative. Selling and administrative expenses increased 0.2% to $38.6 million in the first quarter of fiscal 2005 from $38.5 million in the same period of fiscal 2004. As a percentage of total revenues, selling and administrative expenses decreased to 21.2% in the first quarter of fiscal 2005 from 21.6% in the first quarter of fiscal 2004. The decrease as a percent of revenue was due to lower administrative costs and a $0.3 million gain on sale of property, partially offset by increased selling costs in connection with the expansion of our new account sales team.

Depreciation and Amortization. Depreciation and amortization expense increased 4.8% to $10.2 million in the first quarter of fiscal 2005 from $9.7 million in the same period of fiscal 2004. As a percentage of total revenues, depreciation and amortization expense increased to 5.6% in the first quarter of fiscal 2005 from 5.4% in the first quarter of fiscal 2004.

Interest Expense. Interest expense was $2.5 million in the first quarter of fiscal 2005, down from $3.2 million in the same period of fiscal 2004. The decrease was due to lower debt levels associated with significant levels of cash flow and slightly lower interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 37.5% in the first quarter of fiscal 2005 from 38.0% in the same period of fiscal 2004 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $14.5 million in the first three months of fiscal 2005 and $27.6 million in the same period of fiscal 2004. Operating cash flow was down from the prior year primarily due to the timing of cash payments for income taxes and an increase in new goods inventory in connection with our expansion of our manufacturing operations.

Working capital at October 2, 2004 was $70.9 million, down 10.3% from $79.0 million at July 3, 2004. The decrease was due to the use of cash for acquisitions of business assets.

Investing Activities. Net cash used in investing activities was $19.3 million in the first three months of fiscal 2005 and $4.2 million in the same period of fiscal 2004. In fiscal 2005, cash was largely used for acquisitions of business assets with capital expenditures being largely offset by proceeds from the sale of selected plant assets. The sale of these assets is the result of our continued focus on improving asset utilization. Proceeds on these sales totaled $5.6 million. In fiscal 2004, cash was primarily used for property, plant and equipment additions.

Financing Activities. Cash used for financing activities was $10.9 million in the first three months of fiscal 2005 and $21.1 million in the same period of fiscal 2004. Cash used in both fiscal 2005 and fiscal 2004 was primarily related to the repayment of debt. The Company paid dividends of $0.4 million during the first three months of fiscal 2005.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of October 2, 2004 for the fiscal years ending June (in thousands):

						2010 and
	2005					There-
	Remaining	2006	2007	2008	2009	after	Total
Variable rate term loan and revolving credit facility	$11,250	$18,750	$22,500	$100,700	$—	$—	$153,200
Fixed rate term loan	—	7,143	7,143	7,143	7,143	14,285	42,857
Other debt arrangements, including capital leases	1,475	530	68	—	—	—	2,073
Operating leases	10,864	12,338	10,062	7,823	4,976	4,690	50,753

Total contractual cash obligations	$23,589	$38,761	$39,773	$115,666	$12,119	$18,975	$248,883

Also, at October 2, 2004, we had stand-by letters of credit totaling $16.7 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

At October 2, 2004, we had available cash on hand of $11.8 million and over $130.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2005; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time.

The amount of cash flow generated from operations is subject to a number of risks and uncertainties. In fiscal 2005, we may actively seek and consider acquisitions of business assets, the consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that available capacity under our revolving credit facility will be adequate to finance any such acquisitions and planned capital expenditures in fiscal 2005.

Pension Obligations

We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.5 million in the first quarter of fiscal 2005 and $1.5 million in the same period of fiscal 2004. At July 3, 2004, the fair value of our pension plan assets totaled $26.7 million.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 3, 2004, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 3, 2004 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated fiscal 2005 pension expense by approximately $0.1 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.25% at July 3, 2004. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 6.25% to 5.75%) would have increased our accumulated benefit obligation at July 3, 2004 by approximately $3.8 million and increased the estimated fiscal 2005 pension expense by approximately $0.9 million.

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

Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the corporate identity apparel and facility services industry; and the availability of capital to finance planned growth. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the first quarter of fiscal 2005 by approximately $0.2 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at October 2, 2004 on the change in the cost of variable rate debt.

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

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes information about our share repurchases for the quarter ended October 2, 2004.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units) that
	Total Number of	Average Price	Purchased as Part of	May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
Month #2 (Fiscal month ending September 4, 2004)	3,934	$0.50	—	—

(1)	All repurchased shares were initially issued under the Employee Plans as restricted stock grants subject to forfeiture upon termination of employment. All repurchases were made upon forfeiture of shares by the recipient of such restricted stock grants. Pursuant to the Restricted Stock Agreements governing such grants, the repurchase price for all shares was $0.50, which represents the per share amount paid by the restricted stock grant recipient on the date of grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

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

b.	Reports filed on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)

Date: November 5, 2004	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

	By:	/s/ Michael F. Woodard

Michael F. Woodard
Vice President and Controller
(Principal Accounting Officer)