Form 10-Q
period 2005-01-01
G&K SERVICES INC
filed 2005-02-08
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

F O R M 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 1, 2005 Commission file number 0-4063

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

YES ☑                      NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑                      NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $0.50 per share	Outstanding January 31, 2005 19,581,724

CLASS B Common Stock, par value $0.50 per share	Outstanding January 31, 2005 1,474,996

G&K Services, Inc.

Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	January 1,
	2005	July 3,
(In thousands)	(Unaudited)	2004

ASSETS
Current Assets
Cash and cash equivalents	$10,958	$26,931
Accounts receivable, less allowance for doubtful accounts of $3,255 and $2,603	83,776	71,058
Inventories	112,513	94,476
Prepaid expenses	10,726	14,902

Total current assets	217,973	207,367

Property, Plant and Equipment, net	238,593	240,609
Goodwill	311,633	285,892
Other Assets	80,056	68,879

	$848,255	$802,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,706	$20,511
Accrued expenses	74,744	76,470
Deferred income taxes	7,871	7,395
Current maturities of long-term debt	24,935	24,018

Total current liabilities	134,256	128,394

Long-Term Debt, net of Current Maturities	186,840	184,305
Deferred Income Taxes	39,874	38,256
Other Noncurrent Liabilities	28,074	26,369
Stockholders’ Equity	459,211	425,423

	$848,255	$802,747

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1,	December 27,	January 1,	December 27,
(In thousands, except per share data)	2005	2003	2005	2003

Revenues
Rental operations	$183,110	$174,620	$359,401	$347,900
Direct sales	12,025	7,919	18,166	13,242

Total revenues	195,135	182,539	377,567	361,142

Operating Expenses
Cost of rental operations	116,415	111,062	227,424	220,907
Cost of direct sales	8,441	5,783	13,337	10,084
Selling and administrative	41,226	38,791	79,845	77,324
Depreciation and amortization	10,161	9,773	20,319	19,463

Total operating expenses	176,243	165,409	340,925	327,778

Income from Operations	18,892	17,130	36,642	33,364
Interest expense	2,641	2,933	5,189	6,088

Income before Income Taxes	16,251	14,197	31,453	27,276
Provision for income taxes	6,054	5,395	11,756	10,365

Net Income	$10,197	$8,802	$19,697	$16,911

Basic weighted average number of shares outstanding	20,911	20,666	20,868	20,638
Basic Earnings per Common Share	$0.49	$0.43	$0.94	$0.82

Diluted weighted average number of shares outstanding	21,200	20,850	21,133	20,789
Diluted Earnings per Common Share	$0.48	$0.42	$0.93	$0.81

Dividends per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	January 1,	December 27,
(In thousands)	2005	2003

Operating Activities:
Net income	$19,697	$16,911
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	20,319	19,463
Deferred income taxes	540	562
Amortization of deferred compensation – restricted stock	523	467
Changes in current operating items, exclusive of acquisitions	(12,564)	15,314
Other assets and liabilities	838	197

Net cash provided by operating activities	29,353	52,914

Investing Activities:
Property, plant and equipment additions, net	(4,095)	(8,372)
Acquisitions of business assets and other	(36,038)	(7,137)

Net cash used for investing activities	(40,133)	(15,509)

Financing Activities:
Proceeds from issuance of long-term debt	—	1,345
Repayments of long-term debt	(17,114)	(6,427)
Proceeds from (repayments of) short-term borrowings, net	7,400	(28,700)
Cash dividends paid	(732)	(726)
Sale of common stock	3,633	2,703

Net cash used for financing activities	(6,813)	(31,805)

(Decrease) Increase in Cash and Cash Equivalents	(17,593)	5,600
Effect of Exchange Rates on Cash	1,620	375

Cash and Cash Equivalents:
Beginning of period	26,931	11,504

End of period	$10,958	$17,479

Supplemental Cash Flow Information:
Non-Cash Transactions -
Debt issued in connection with business acquisitions	$11,890	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and six month periods ended January 1, 2005 and December 27, 2003
(Unaudited)

The consolidated condensed financial statements included herein, except for the July 3, 2004 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 3, 2004, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 1, 2005, and the results of its operations for the three and six months ended and its cash flows for the six months ended January 1, 2005 and December 27, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and six month periods ended January 1, 2005 and December 27, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The Company may periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the second quarter of fiscal 2005 or fiscal 2004.

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

	Three Months Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Weighted average number of common shares outstanding used in computation of basic earnings per share	20,911	20,666	20,868	20,638

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	289	184	265	151

Shares used in computation of diluted earnings per share	21,200	20,850	21,133	20,789

Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”), which are more fully described in Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $246 and $235 for the three month periods and $523 and $467 for the six month periods ended January 1, 2005 and December 27, 2003, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting

Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per common share would have been adjusted as follows:

	Three Months Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net income, as reported	$10,197	$8,802	$19,697	$16,911
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(469)	(506)	(902)	(950)

Pro forma net income	$9,728	$8,296	$18,795	$15,961

Basic net income per share:
As reported	$0.49	$0.43	$0.94	$0.82
Pro forma	0.46	0.40	0.90	0.77
Diluted net income per share:
As reported	$0.48	$0.42	$0.93	$0.81
Pro forma	0.45	0.40	0.88	0.77

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123 for determining the fair value of a share-based payment. However, SFAS 123(R) requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. G&K plans to adopt this Statement in the first quarter of fiscal 2006. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

2.	Comprehensive Income

For the three and six month periods ended January 1, 2005 and December 27, 2003, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net income	$10,197	$8,802	$19,697	$16,911
Other comprehensive income
Foreign currency translation adjustments, net of tax	5,480	2,845	10,438	2,502
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	227	(45)	229	326

Comprehensive income	$15,904	$11,602	$30,364	$19,739

3.	Acquisitions

During the first six months of fiscal 2005 the Company made several small acquisitions. All acquisitions were accounted for using the purchase method. The total purchase consideration, including related acquisition costs of these transactions was $47,081, which includes $11,890 of debt issued. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $22,393. The Company may be required to pay up to $12,000 of additional cash consideration for these acquisitions contingent on specific future events.

The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material, either individually or in the aggregate, to the Company.

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended January 1, 2005, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 3, 2004	$254,998	$30,894	$285,892
Goodwill acquired during the period	9,727	12,666	22,393
Other, primarily foreign currency translation	—	3,348	3,348

Balance as of January 1, 2005	$264,725	$46,908	$311,633

Information regarding the Company’s other intangible assets, which are included in other assets on the balance sheet, are as follows:

	As of January 1, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$92,393	$43,369	$49,024
Non-competition agreements	11,972	6,564	5,408

Total	$104,365	$49,933	$54,432

	As of July 3, 2004
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$80,142	$38,991	$41,151
Non-competition agreements	9,822	6,013	3,809

Total	$89,964	$45,004	$44,960

Amortization expense was $4,306 and $3,917 for the six months ended January 1, 2005 and December 27, 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 1, 2005 is as follows:

2005 remaining	$4,714
2006	9,324
2007	9,122
2008	8,752
2009	5,076
2010	4,816

5.	Long-Term Debt

On November 17, 2004, the Company entered into a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to the Company on a revolving basis up to $50,000. The Company will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, the Company granted a first priority security interest in certain of its U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables and various reserves required. The loan agreement contains representations, warranties, covenants and indemnifications customary for facilities of this type. At January 1, 2005, there was $50,000 outstanding under the agreement. The Company used the net proceeds of this loan to reduce indebtedness under its unsecured credit facilities.

6.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended January 1, 2005 and December 27, 2003:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Service cost	$741	$991	$164	$182
Interest cost	532	631	142	143
Expected return on assets	(426)	(380)	—	—
Prior service cost	11	14	9	9
Loss	101	264	38	79

Net periodic pension cost	$959	$1,520	$353	$413

The components of net periodic pension cost are as follows for the six months ended January 1, 2005 and December 27, 2003:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Six Months Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Service cost	$1,895	$1,982	$390	$364
Interest cost	1,361	1,261	338	286
Expected return on assets	(1,089)	(760)	—	—
Prior service cost	28	28	21	18
Loss	258	528	104	157

Net periodic pension cost	$2,453	$3,039	$853	$825

7.	Segment Information

The Company has two operating segments under the guidelines of SFAS No. 131: United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the corporate identity apparel and facility services industry, which includes garment rental and facility services products such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. No one customer’s transactions account for 1.0% or more of the Company’s revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and six month periods ended January 1, 2005 and December 27, 2003 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Second Quarter Fiscal Year 2005:
Revenues	$163,175	$31,960	$195,135
Income from operations	12,348	6,544	18,892
Property, plant and equipment additions, net	3,355	1,326	4,681
Depreciation and amortization expense	8,806	1,355	10,161
Second Quarter Fiscal Year 2004:
Revenues	$157,209	$25,330	$182,539
Income from operations	12,085	5,045	17,130
Property, plant and equipment additions, net	3,794	957	4,751
Depreciation and amortization expense	8,671	1,102	9,773

	United
For the Six Months Ended	States	Canada	Total

Fiscal Year 2005:
Revenues	$319,044	$58,523	$377,567
Income from operations	25,201	11,441	36,642
Property, plant and equipment additions, net	2,235	1,860	4,095
Depreciation and amortization expense	17,707	2,612	20,319
Fiscal Year 2004:
Revenues	$312,967	$48,175	$361,142
Income from operations	24,382	8,982	33,364
Property, plant and equipment additions, net	7,471	901	8,372
Depreciation and amortization expense	17,298	2,165	19,463

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

We made several small acquisitions during the first six months of fiscal 2005. All acquisitions were accounted for using the purchase method. The pro forma effect of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions was $47.1 million, which includes $11.9 million of debt issued. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $22.4 million. The Company may be required to pay up to $12.0 million of additional cash consideration for these acquisitions contingent on specific future events.

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2004 or through the first six months of fiscal 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2004 or through the first six months of fiscal 2005.

Insurance

We self-insure for certain obligations related to health, workers’ compensation and auto and general liability programs. We purchase stop-loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates consider historical claims experience, escalating medical cost trends, expected timing of claim payments and an actuarial analysis provided by a third party. Changes in the cost of medical care, our ability to settle claims and the estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three and six month periods ended January 1, 2005 and December 27, 2003, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change
					Three Months	Six Months
	January 1,	December 27,	January 1,	December 27,	FY 2005	FY 2005
	2005	2003	2005	2003	vs. FY 2004	vs. FY 2004

Revenues:
Rental	93.8%	95.7%	95.2%	96.3%	4.9%	3.3%
Direct	6.2	4.3	4.8	3.7	51.9	37.2

Total revenues	100.0	100.0	100.0	100.0	6.9	4.5

Expenses:
Cost of rental sales	63.6	63.6	63.3	63.5	4.8	3.0
Cost of direct sales	70.2	73.0	73.4	76.2	46.0	32.3

Total cost of sales	64.0	64.0	63.8	64.0	6.9	4.2

Selling and administrative	21.1	21.3	21.1	21.4	6.3	3.3
Depreciation and amortization	5.2	5.3	5.4	5.4	4.0	4.4

Income from operations	9.7	9.4	9.7	9.2	10.3	9.8

Interest expense	1.4	1.6	1.4	1.6	(10.0)	(14.8)

Income before income taxes	8.3	7.8	8.3	7.6	14.5	15.3
Provision for income taxes	3.1	3.0	3.1	2.9	12.2	13.4

Net income	5.2%	4.8%	5.2%	4.7%	15.8%	16.5%

Three months ended January 1, 2005 compared to three months ended December 27, 2003

Revenues. Total revenues in the second quarter of fiscal 2005 increased 6.9% to $195.1 million from $182.5 million in the second quarter of fiscal 2004. Rental revenue increased $8.5 million in the second quarter, or 4.9%. The organic industrial rental growth rate was approximately negative 1.0%, an improvement from negative 2.0% in the same period of fiscal 2004. Organic industrial rental revenue has improved due to improved economic conditions related to more stable employment levels, a better pricing environment and improvements in customer retention.

Direct sale revenue increased 51.9% to $12.0 million in the second quarter of fiscal 2005 compared to $7.9 million in the same period of fiscal 2004. The organic direct sale growth rate was approximately 17.0%. The increase in organic direct sale revenue was due primarily to the success of our annual outerwear promotion.

Organic growth rates are calculated using industrial rental and direct sale revenue, respectively, adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results. We believe that the organic growth rates better reflect the growth of our existing industrial rental and direct sale business and are therefore useful in analyzing our financial condition and results of operations.

Cost of Rental and Direct Sale. Cost of rental operations increased 4.8% to $116.4 million in the second quarter of fiscal 2005 from $111.1 million in the same period of fiscal 2004. Gross margin from rental sales was 36.4% in the second quarter of both fiscal 2005 and fiscal 2004. Rental gross margins continue to be impacted by operational initiatives that resulted in lower merchandise costs, which were largely offset by higher energy costs.

Cost of direct sales increased 46.0% to $8.4 million in the second quarter of fiscal 2005 from $5.8 million in the same period of fiscal 2004. Gross margin from direct sales increased to 29.8% in the second quarter of fiscal 2005 from 27.0% in the second quarter of fiscal 2004. The increase in gross margin was primarily due to additional volume and margin associated with a recently acquired business.

Selling and Administrative. Selling and administrative expenses increased to $41.2 million in the second quarter of fiscal 2005 from $38.8 million in the same period of fiscal 2004. As a percentage of total revenues, selling and administrative expenses decreased to 21.1% in the second quarter of fiscal 2005 from 21.3% in the second quarter of fiscal 2004. The decrease as a percent of revenue is largely attributed to leverage on incremental revenue growth.

Depreciation and Amortization. Depreciation and amortization expense increased 4.0% to $10.2 million in the second quarter of fiscal 2005 from $9.8 million in the same period of fiscal 2004. As a percentage of total revenues, depreciation and amortization expense decreased to 5.2% in the second quarter of fiscal 2005 from 5.3% in the second quarter of fiscal 2004. Capital expenditures, excluding acquisition of businesses, were $4.7 million in the second quarter of fiscal 2005 compared to $4.8 million in the prior year’s quarter.

Interest Expense. Interest expense was $2.6 million in the second quarter of fiscal 2005, down from $2.9 million in the same period of fiscal 2004. The decrease was due to lower debt levels associated with significant levels of cash flows and slightly lower interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 37.3% in the second quarter of fiscal 2005 from 38.0% in the same period of fiscal 2004 largely due to decreases in Canadian statutory income tax rates.

Six months ended January 1, 2005 compared to six months ended December 27, 2003

Revenues. Total revenues for the first six months of fiscal 2005 increased 4.5% to $377.6 million from $361.1 million for the same period of fiscal 2004. Rental revenue increased $11.5 million in the first six months, or 3.3%. The organic industrial rental growth rate was approximately negative 1.5%. Organic industrial rental revenue continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base and more competitive pricing on both new accounts and account renewals.

Direct sale revenue increased 37.2% to $18.2 million in the first six months of fiscal 2005 compared to $13.2 million in the same period of fiscal 2004. The organic direct sale growth rate was approximately 16.0%. The increase is largely due to garment sales through our rental operations including our annual outerwear promotion.

Organic growth rates are calculated using industrial rental and direct sale revenue, respectively, adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results. We believe that the organic growth rates better reflect the growth of our existing industrial rental and direct sale business and are therefore useful in analyzing our financial condition and results of operations.

Cost of Rental and Direct Sale. Cost of rental operations increased 3.0% to $227.4 million in the first six months of fiscal 2005 from $220.9 million in the same period of fiscal 2004. Gross margin from rental sales increased to 36.7% in the first six months of fiscal 2005 from 36.5% in the same period of fiscal 2004. The benefit of numerous operational initiatives that resulted in lower merchandise and processing costs were partially offset by higher energy costs.

Cost of direct sales increased 32.3% to $13.3 million in the first six months of fiscal 2005 from $10.1 million in the same period of fiscal 2004. Gross margin from direct sales increased to 26.6% in the first six months of fiscal 2005 from 23.8% in the same period of fiscal 2004. The increase in margins was primarily due to the increase in sales volume.

Selling and Administrative. Selling and administrative expenses increased 3.3% to $79.8 million in the first six months of fiscal 2005 from $77.3 million in the same period of fiscal 2004. As a percentage of total revenues, selling and administrative expenses decreased to 21.1% in the first six months of fiscal 2005 from 21.4% in the same period of fiscal 2004. The decrease as a percent of revenue was due to leverage on incremental revenue growth and a $0.3 million gain on sale of property, partially offset by increased costs in connection with the expansion of our new account sales team.

Depreciation and Amortization. Depreciation and amortization expense increased 4.4% to $20.3 million in the first six months of fiscal 2005 from $19.5 million in the same period of fiscal 2004. As a percentage of total revenues, depreciation and amortization expense remained constant at 5.4% in the first six months of both fiscal 2005 and fiscal 2004. Capital expenditures, excluding acquisition of businesses, were $4.1 million in the first six months of fiscal 2005 compared to $8.4 million in the same period of fiscal 2004. The decreased level of spending in the current year was driven by proceeds from the sale of selected plant assets during the first quarter of fiscal 2005.

Interest Expense. Interest expense was $5.2 million in the first six months of fiscal 2005, down from $6.1 million in the same period of fiscal 2004. The decrease was due to lower debt levels associated with significant levels of cash flows and slightly lower interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 37.4% in the first six months of fiscal 2005 from 38.0% in the same period of fiscal 2004 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $29.4 million in the first six months of fiscal 2005 and $52.9 million in the same period of fiscal 2004. Operating cash flow was down from the prior year primarily due to the timing of cash payments for income taxes, an increase in new inventory in connection with our expansion of our manufacturing operation and one-time improvements in the prior year related to a focus on timely collection of accounts receivable.

Working capital at January 1, 2005 was $83.7 million, up 5.9% from $79.0 million at July 3, 2004. The increase in working capital is largely due to the proceeds recorded from the sale of selected plant assets.

Investing Activities. Net cash used in investing activities was $40.1 million in the first six months of fiscal 2005 and $15.5 million in the same period of fiscal 2004. In fiscal 2005, cash was largely used for acquisitions of business assets with capital expenditures being largely offset by proceeds from the sale of selected plant assets. The sale of these assets is the result of our continued focus on improving asset utilization. Proceeds on these sales totaled $5.6 million. In fiscal 2004, cash was primarily used for property, plant and equipment additions.

Financing Activities. Cash used for financing activities was $6.8 million in the first six months of fiscal 2005 and $31.8 million in the same period of fiscal 2004. Cash used in both fiscal 2005 and 2004 was primarily related to the repayment of long-term debt. The Company paid dividends of $0.7 million during the first six months of fiscal 2005.

On November 17, 2004, we entered into a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to us on a revolving basis up to $50.0 million. We will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables and various reserves required. The loan agreement contains representations, warranties, covenants and indemnifications customary for facilities of this type. At January 1, 2005, there was $50.0 million outstanding under the agreement. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of January 1, 2005 for the fiscal years ending June (in thousands):

						2010 and
	2005					There-
	Remaining	2006	2007	2008	2009	after	Total

Variable rate term loan and revolving credit facility	$7,500	$18,750	$22,500	$107,000	$—	$—	$155,750
Fixed rate term loan	—	7,143	7,143	7,143	7,143	14,285	42,857
Other debt arrangements, including capital leases	680	530	11,958	—	—	—	13,168
Operating leases	7,501	10,814	9,537	7,284	4,612	5,282	45,030

Total contractual cash obligations	$15,681	$37,237	$51,138	$121,427	$11,755	$19,567	$256,805

Also, at January 1, 2005, we had stand-by letters of credit totaling $28.6 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.

At January 1, 2005, we had available cash on hand of $11.0 million and over $164.4 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2005; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time.

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

Pension Obligations

We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.0 million in the second quarter of fiscal 2005 and $1.5 million in the same period of fiscal 2004. At July 3, 2004, the fair value of our pension plan assets totaled $26.7 million.

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

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123 for determining the fair value of a share-based payment. However, SFAS 123(R) requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. We plan to adopt this Statement in the first quarter of fiscal 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the second quarter of fiscal 2005 by approximately $0.2 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at January 1, 2005 on the change in the cost of variable rate debt.

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

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes information about our share repurchases for the quarter ended January 1, 2005.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (1)	per Share (or Unit)	Programs	Programs
Month #1 (Fiscal month ending November 6, 2004)	324	$0.50	—	—
Month #2 (Fiscal month ending December 4, 2004)	—	—	—	—
Month #3 (Fiscal month ending January 1, 2005)	2,574	$0.50	—	—

(1)	All repurchased shares were initially issued under the Employee Plans as restricted stock grants subject to forfeiture upon termination of employment. All repurchases were made upon forfeiture of shares by the recipient of such restricted stock grants. Pursuant to the Restricted Stock Agreements governing such grants, the repurchase price for all shares was $0.50, which represents the per share amount paid by the restricted stock grant recipient on the date of grant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The Company held its Annual Meeting of Shareholders on November 11, 2004.

b.	The following two persons were elected as Class III directors: John S. Bronson and Wayne M. Fortun. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: Michael G. Allen, Paul Baszucki, Richard M. Fink, Richard L. Marcantonio, M. Lenny Pippin and Alice M. Richter.

c.	1. Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority

Mr. Bronson	31,861,254	300,390
Mr. Fortun	30,865,637	1,296,007

2.	Shareholders ratified the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as independent auditors of the Company for 2005: 30,739,115 shares in favor, 1,412,985 shares voting against and 9,544 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.1 Loan Agreement dated November 17, 2004 among G&K Services, Inc., and its subsidiaries, Three Pillars Funding LLC and SunTrust Capital Markets, Inc.

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

A Form 8-K, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers as filed on November 12, 2004.

A Form 8-K, Item 1.01 Entry Into a Material Definitive Agreement and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant was filed on November 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)
Date: February 8, 2005	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael F. Woodard
Michael F. Woodard
Vice President and Controller (Principal Accounting Officer)