Form 10-Q
period 2005-04-02
G&K SERVICES INC
filed 2005-05-06
CIK 39648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 2, 2005 Commission file number 0-4063

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

YES ☑                      NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑                      NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A	Outstanding May 3, 2005
Common Stock, par value $0.50 per share	19,611,249

CLASS B	Outstanding May 3, 2005
Common Stock, par value $0.50 per share	1,474,996

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	April 2,
	2005	July 3,
(In thousands)	(Unaudited)	2004

ASSETS
Current Assets
Cash and cash equivalents	$10,864	$26,931
Accounts receivable, less allowance for doubtful accounts of $3,045 and $2,603	84,458	71,058
Inventories	115,745	94,476
Prepaid expenses	12,127	14,902

Total current assets	223,194	207,367

Property, Plant and Equipment, net	242,228	240,609
Goodwill	337,751	285,892
Other Assets	87,643	68,879

	$890,816	$802,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,720	$20,511
Accrued expenses	80,610	76,470
Deferred income taxes	7,836	7,395
Current maturities of long-term debt	25,183	24,018

Total current liabilities	135,349	128,394

Long-Term Debt, net of Current Maturities	215,794	184,305
Deferred Income Taxes	40,244	38,256
Other Noncurrent Liabilities	29,413	26,369
Stockholders’ Equity	470,016	425,423

	$890,816	$802,747

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
(In thousands, except per share data)	2005	2004	2005	2004

Revenues
Rental operations	$188,064	$173,531	$547,465	$521,431
Direct sales	15,746	5,494	33,912	18,736

Total revenues	203,810	179,025	581,377	540,167

Operating Expenses
Cost of rental operations	119,139	110,382	346,563	331,289
Cost of direct sales	12,011	4,061	25,348	14,145
Selling and administrative	42,518	37,353	122,363	114,677
Depreciation and amortization	10,407	9,865	30,726	29,328

Total operating expenses	184,075	161,661	525,000	489,439

Income from Operations	19,735	17,364	56,377	50,728
Interest expense	2,891	2,826	8,080	8,914

Income before Income Taxes	16,844	14,538	48,297	41,814
Provision for income taxes	6,418	5,524	18,174	15,889

Net Income	$10,426	$9,014	$30,123	$25,925

Basic weighted average number of shares outstanding	20,994	20,767	20,910	20,681
Basic Earnings per Common Share	$0.50	$0.43	$1.44	$1.25

Diluted weighted average number of shares outstanding	21,290	20,974	21,186	20,851
Diluted Earnings per Common Share	$0.49	$0.43	$1.42	$1.24

Dividends per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	April 2,	March 27,
(In thousands)	2005	2004

Operating Activities:
Net income	$30,123	$25,925
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	30,726	29,328
Deferred income taxes	509	671
Amortization of deferred compensation – restricted stock	677	659
Changes in current operating items, exclusive of acquisitions	(19,418)	24,758
Other assets and liabilities	1,159	308

Net cash provided by operating activities	43,776	81,649

Investing Activities:
Property, plant and equipment additions, net	(10,194)	(12,790)
Acquisitions of business assets and other	(74,895)	(26,082)

Net cash used for investing activities	(85,089)	(38,872)

Financing Activities:
Proceeds from issuance of long-term debt	—	1,345
Repayments of long-term debt	(21,317)	(9,647)
Proceeds from (repayments of) short-term borrowings, net	41,200	(24,100)
Cash dividends paid	(1,100)	(1,090)
Sale of common stock	4,855	3,714

Net cash provided by (used for) financing activities	23,638	(29,778)

(Decrease) Increase in Cash and Cash Equivalents	(17,675)	12,999
Effect of Exchange Rates on Cash	1,608	254

Cash and Cash Equivalents:
Beginning of period	26,931	11,504

End of period	$10,864	$24,757

Supplemental Cash Flow Information:
Non-Cash Transactions -
Debt issued in connection with business acquisitions	$11,890	$—

     The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and nine month periods ended April 2, 2005 and March 27, 2004
(Unaudited)

The consolidated condensed financial statements included herein, except for the July 3, 2004 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 3, 2004, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 2, 2005, and the results of its operations for the three and nine months ended and its cash flows for the nine months ended April 2, 2005 and March 27, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and nine month periods ended April 2, 2005 and March 27, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is at a fixed rate during the interest rate swap contract period.

The Company also uses derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. The Company purchases gasoline futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The gasoline futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense.

The Company may also periodically hedge firm cash flow commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings.

Gains and losses, if any, on all such transactions were not significant in the third quarter of fiscal 2005 or fiscal 2004.

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

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Weighted average number of common shares outstanding used in computation of basic earnings per share	20,994	20,767	20,910	20,681

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	296	207	276	170

Shares used in computation of diluted earnings per share	21,290	20,974	21,186	20,851

Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”), which are more fully described in Note 6 in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $154 and $192 for the three month periods and $677 and $659 for the nine month periods ended April 2, 2005 and March 27, 2004, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per common share would have been adjusted as follows:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Net income, as reported	$10,426	$9,014	$30,123	$25,925
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(475)	(398)	(1,378)	(1,348)

Pro forma net income	$9,951	$8,616	$28,745	$24,577

Basic net income per share:
As reported	$0.50	$0.43	$1.44	$1.25
Pro forma	0.47	0.42	1.37	1.19
Diluted net income per share:
As reported	$0.49	$0.43	$1.42	$1.24
Pro forma	0.47	0.41	1.35	1.18

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123 for determining the fair value of a share-based payment. However, SFAS 123(R) requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. G&K plans to adopt this Statement in the first quarter of fiscal 2006. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

2.	Comprehensive Income

For the three and nine month periods ended April 2, 2005 and March 27, 2004, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Net income	$10,426	$9,014	$30,123	$25,925
Other comprehensive income
Foreign currency translation adjustments, net of tax	(1,205)	(635)	9,233	1,867
Net unrealized holding gain on derivative financial instruments, net of tax	575	9	804	335

Comprehensive income	$9,796	$8,388	$40,160	$28,127

3.	Acquisitions

During the first nine months of fiscal 2005 the Company made several small acquisitions. The total purchase consideration, including related acquisition costs of these transactions was $85,832, which includes $11,890 of debt issued. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $48,938. The Company may be required to pay up to $12,000 of additional cash consideration for these acquisitions contingent on specific future events.

The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material, either individually or in the aggregate, to the Company.

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended April 2, 2005, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 3, 2004	$254,998	$30,894	$285,892
Goodwill acquired during the period	31,481	17,457	48,938
Other, primarily foreign currency translation	—	2,921	2,921

Balance as of April 2, 2005	$286,479	$51,272	$337,751

Information regarding the Company’s other intangible assets, which are included in other assets on the balance sheet, are as follows:

	As of April 2, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$102,516	$45,528	$56,988
Non-competition agreements	10,834	6,833	4,001

Total	$113,350	$52,361	$60,989

	As of July 3, 2004
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$80,142	$38,991	$41,151
Non-competition agreements	9,822	6,013	3,809

Total	$89,964	$45,004	$44,960

     Amortization expense was $6,803 and $5,891 for the nine months ended April 2, 2005 and March 27, 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 2, 2005 is as follows:

2005 remaining	$2,699
2006	10,778
2007	10,576
2008	10,000
2009	6,292
2010	6,045

5.	Long-Term Debt

On November 17, 2004, the Company entered into a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to the Company on a revolving basis up to $50,000. The Company will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, the Company granted a first priority security interest in certain of its U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables and various reserves required. The loan agreement contains representations, warranties, covenants and indemnifications customary for facilities of this type. At April 2, 2005, there was $50,000 outstanding under the agreement. The Company used the net proceeds of this loan to reduce indebtedness under its unsecured credit facilities.

6.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended April 2, 2005 and March 27, 2004:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Service cost	$948	$987	$198	$183
Interest cost	681	629	171	142
Expected return on assets	(545)	(379)	—	—
Prior service cost	14	14	11	9
Loss	129	263	47	78

Net periodic pension cost	$1,227	$1,514	$427	$412

The components of net periodic pension cost are as follows for the nine months ended April 2, 2005 and March 27, 2004:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Nine Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Service cost	$2,843	$2,969	$588	$547
Interest cost	2,042	1,890	509	428
Expected return on assets	(1,634)	(1,139)	—	—
Prior service cost	42	42	32	27
Loss	387	791	151	235

Net periodic pension cost	$3,680	$4,553	$1,280	$1,237

7.	Segment Information

The Company has two operating segments under the guidelines of SFAS No. 131: United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the corporate identity apparel and facility services industry, which includes garment rental and facility services products such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. Annually, no one customer’s transactions account for 1.0% or more of the Company’s revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and nine month periods ended April 2, 2005 and March 27, 2004 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Third Quarter Fiscal Year 2005:
Revenues	$170,069	$33,741	$203,810
Income from operations	13,276	6,459	19,735
Property, plant and equipment additions, net	4,884	1,215	6,099
Depreciation and amortization expense	8,976	1,431	10,407
Third Quarter Fiscal Year 2004:
Revenues	$153,696	$25,329	$179,025
Income from operations	12,442	4,922	17,364
Property, plant and equipment additions, net	3,807	611	4,418
Depreciation and amortization expense	8,771	1,094	9,865

	United
For the Nine Months Ended	States	Canada	Total

Fiscal Year 2005:
Revenues	$489,113	$92,264	$581,377
Income from operations	38,477	17,900	56,377
Property, plant and equipment additions, net	7,119	3,075	10,194
Depreciation and amortization expense	26,683	4,043	30,726
Fiscal Year 2004:
Revenues	$466,662	$73,505	$540,167
Income from operations	36,824	13,904	50,728
Property, plant and equipment additions, net	11,278	1,512	12,790
Depreciation and amortization expense	26,069	3,259	29,328

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

We made several small acquisitions during the first nine months of fiscal 2005. In August 2004, we acquired Keefer Laundry Ltd., a textile laundry company serving the Vancouver and Whistler areas of British Columbia. The acquisition extends our uniform and textile rental service area to Western Canada. Nettoyeur Shefford Inc., a uniform and textile service company serving Granby and Montreal, Quebec was purchased in October 2004. This acquisition enhances our market position serving customers in the province of Quebec. Also in October 2004, we purchased certain industrial rental assets and customers of Marathon Linen, Inc., a uniform and textile service company serving the Detroit metro area. This acquisition expands our geographic coverage to a major North American market. In December 2004, we acquired the direct sale uniform group and related assets from Lion Apparel, Inc., a Dayton Ohio based designer, marketer and distributor of customized uniform programs. This acquisition expands our direct sale business and positions us to pursue greater direct sale growth. Custom Linen Systems, Ltd. was acquired in February 2005. Custom Linen Systems is a textile laundry company serving Calgary and Edmonton, Alberta. This acquisition expands our uniform and textile rental service presence in western Canada. In March 2005, we acquired certain assets from Coyne Textile Services. We acquired two processing facilities serving customers in Connecticut, New York, Pennsylvania and New Jersey, and also acquired certain customer assets in Maryland and Florida. This purchase expands and enhances our uniform and textile rental business in North America.

The pro forma effect of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions was $85.8 million, which includes $11.9 million of debt issued. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $48.9 million. The Company may be required to pay up to $12.0 million of additional cash consideration for these acquisitions contingent on specific future events.

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

Goodwill, Intangibles and Other Long-Lived Assets

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) at the beginning of fiscal 2002 and as a result no longer amortize goodwill. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2004 and there have been no events or circumstances through the first nine months of fiscal 2005 that would more likely than not indicate that there has been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets in fiscal 2004 or through the first nine months of fiscal 2005.

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

Results of Operations

The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended April 2, 2005 and March 27, 2004, and the percentage changes in these income and expense items between periods are presented in the following table:

					Percentage
	Three Months		Nine Months		Change
	Ended		Ended		Three Months	Nine Months
	April 2,	March 27,	April 2,	March 27,	FY 2005	FY 2005
	2005	2004	2005	2004	vs. FY 2004	vs. FY 2004

Revenues:
Rental	92.3%	96.9%	94.2%	96.5%	8.4%	5.0%
Direct	7.7	3.1	5.8	3.5	186.6	81.0

Total revenues	100.0	100.0	100.0	100.0	13.8	7.6

Expenses:
Cost of rental sales	63.4	63.6	63.3	63.5	7.9	4.6
Cost of direct sales	76.3	73.9	74.7	75.5	195.8	79.2

Total cost of sales	64.3	63.9	64.0	63.9	14.6	7.7

Selling and administrative	20.9	20.9	21.0	21.2	13.8	6.7
Depreciation and amortization	5.1	5.5	5.3	5.5	5.5	4.8

Income from operations	9.7	9.7	9.7	9.4	13.7	11.1

Interest expense	1.4	1.6	1.4	1.7	2.3	(9.4)

Income before income taxes	8.3	8.1	8.3	7.7	15.9	15.5
Provision for income taxes	3.2	3.1	3.1	2.9	16.2	14.4

Net income	5.1%	5.0%	5.2%	4.8%	15.7%	16.2%

Three months ended April 2, 2005 compared to three months ended March 27, 2004

Revenues. Total revenues in the third quarter of fiscal 2005 increased 13.8% to $203.8 million from $179.0 million in the third quarter of fiscal 2004. Rental revenue increased $14.5 million in the third quarter, or 8.4%. The organic industrial rental growth rate was approximately 1.5%, an improvement from negative 2.0% in the same period of fiscal 2004. Organic industrial rental revenue has improved due to growth initiatives and improving economic conditions.

Direct sale revenue increased 186.6% to $15.7 million in the third quarter of fiscal 2005 compared to $5.5 million in the same period of fiscal 2004. The organic direct sale growth rate was approximately 65.0%. The increase in organic direct sale revenue was due primarily to large shipments at our direct sale unit to one customer.

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

Cost of Rental and Direct Sale. Cost of rental operations increased 7.9% to $119.1 million in the third quarter of fiscal 2005 from $110.4 million in the same period of fiscal 2004. Gross margin from rental sales increased to 36.6% in the third quarter of fiscal 2005 from 36.4% in the same period of fiscal 2004. Rental gross margins continue to be impacted by operational initiatives focused on lower merchandise and production costs. Results from these initiatives were partially offset by higher energy costs.

Cost of direct sales increased 195.8% to $12.0 million in the third quarter of fiscal 2005 from $4.1 million in the same period of fiscal 2004. Gross margin from direct sales decreased to 23.7% in the third quarter of fiscal 2005 from 26.1% in the third quarter of fiscal 2004. The decrease in gross margin was primarily due to changes in product mix and lower gross margin in the Lion Uniform Group. Historically, Lion’s revenues are seasonally lower in the first calendar quarter and their fixed distribution and warehousing costs are spread over a smaller revenue base.

Selling and Administrative. Selling and administrative expenses increased to $42.5 million in the third quarter of fiscal 2005 from $37.4 million in the same period of fiscal 2004. As a percentage of total revenues, selling and administrative expenses were 20.9% in the third quarter of both fiscal 2005 and fiscal 2004. Total selling and administrative expenses increased with continued investment in growth oriented initiatives and additional spending related to acquired businesses.

Depreciation and Amortization. Depreciation and amortization expense increased 5.5% to $10.4 million in the third quarter of fiscal 2005 from $9.9 million in the same period of fiscal 2004. As a percentage of total revenues, depreciation and amortization expense decreased to 5.1% in the third quarter of fiscal 2005 from 5.5% in the third quarter of fiscal 2004. Capital expenditures, excluding acquisition of businesses, were $6.1 million in the third quarter of fiscal 2005 compared to $4.4 million in the prior year’s quarter.

Interest Expense. Interest expense was $2.9 million in the third quarter of fiscal 2005, up from $2.8 million in the same period of fiscal 2004. The increase was due to increased debt levels in conjunction with the acquisition of business assets in the current fiscal year.

Provision for Income Taxes. Our effective tax rate increased to 38.1% in the third quarter of fiscal 2005 from 38.0% in the same period of fiscal 2004.

Nine months ended April 2, 2005 compared to nine months ended March 27, 2004

Revenues. Total revenues for the first nine months of fiscal 2005 increased 7.6% to $581.4 million from $540.2 million for the same period of fiscal 2004. Rental revenue increased $26.0 million in the first nine months, or 5.0%. The organic industrial rental growth rate was approximately negative 0.5%. Organic industrial rental revenue continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base, partially offset by a better pricing environment and improved customer retention.

Direct sale revenue increased 81.0% to $33.9 million in the first nine months of fiscal 2005 compared to $18.7 million in the same period of fiscal 2004. The organic direct sale growth rate was approximately 30.0%. The increase in organic direct sale revenue is largely due to garment sales through our rental operations including our annual outerwear promotion and shipments to large customers at our direct sales unit.

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

Cost of Rental and Direct Sale. Cost of rental operations increased 4.6% to $346.6 million in the first nine months of fiscal 2005 from $331.3 million in the same period of fiscal 2004. Gross margin from rental sales increased to 36.7% in the first nine months of fiscal 2005 from 36.5% in the same period of fiscal 2004. The benefit of numerous operational initiatives focused on lower merchandise and production costs were partially offset by higher energy costs.

Cost of direct sales increased 79.2% to $25.3 million in the first nine months of fiscal 2005 from $14.1 million in the same period of fiscal 2004. Gross margin from direct sales increased to 25.3% in the first nine months of fiscal 2005 from 24.5% in the same period of fiscal 2004. The increase in margins was primarily due to improved cost leverage resulting from greater sales volume.

Selling and Administrative. Selling and administrative expenses increased 6.7% to $122.4 million in the first nine months of fiscal 2005 from $114.7 million in the same period of fiscal 2004. As a percentage of total revenues, selling and administrative expenses decreased to 21.0% in the first nine months of fiscal 2005 from 21.2% in the same period of fiscal 2004. The improvement as a percent of revenue was largely due to additional leverage on incremental revenue growth and a $0.3 million gain on sale of property, partially offset by continued investment in growth initiatives.

Depreciation and Amortization. Depreciation and amortization expense increased 4.8% to $30.7 million in the first nine months of fiscal 2005 from $29.3 million in the same period of fiscal 2004. As a percentage of total revenues, depreciation and amortization expense decreased to 5.3% in the first nine months of fiscal 2005 from 5.5% in the same period of fiscal 2004. Capital expenditures, excluding acquisition of businesses, were $10.2 million in the first nine months of fiscal 2005 compared to $12.8 million in the same period of fiscal 2004. The decreased level of spending in the current year was driven by proceeds from the sale of selected plant assets, partially offset by investments in information technology and revenue growth initiatives.

Interest Expense. Interest expense was $8.1 million in the first nine months of fiscal 2005, down from $8.9 million in the same period of fiscal 2004. The decrease was due to lower debt levels resulting from strong operating cash flows and slightly lower interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 37.6% in the first nine months of fiscal 2005 from 38.0% in the same period of fiscal 2004 due largely to decreases in Canadian statutory income tax rates.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $43.8 million in the first nine months of fiscal 2005 and $81.6 million in the same period of fiscal 2004. In fiscal 2005, cash provided by operations was negatively impacted by the timing of payments of taxes as well as growth in new inventories in connection with the expansion of our manufacturing operation. These uses of cash were partially offset by continued emphasis to control in-service inventory expenditures. Fiscal 2004 cash provided by operations was positively impacted by one-time improvements related to a focus on timely collection of accounts receivable as well as several initiatives focused on controlling the usage of in-service inventory.

Working capital at April 2, 2005 was $87.8 million, up 11.2% from $79.0 million at July 3, 2004. The increase in working capital is largely due to the proceeds recorded from the sale of selected plant assets.

Investing Activities. Net cash used in investing activities was $85.1 million in the first nine months of fiscal 2005 and $38.9 million in the same period of fiscal 2004. In fiscal 2005, cash was largely used for acquisition of business assets and investments made in information technology and revenue growth initiatives, partially offset by proceeds from the sale of selected plant assets. The sale of these assets is the result of our continued focus on improving asset utilization. Proceeds on these sales totaled $5.6 million. In fiscal 2004, cash was primarily used for acquisitions of business assets and property, plant and equipment additions.

Financing Activities. Cash provided by financing activities was $23.6 million in the first nine months of fiscal 2005 and cash used for financing activities was $29.8 million in the same period of fiscal 2004. Cash provided in fiscal 2005 was largely the result of short term borrowings in connection with the acquisition of business assets. Cash used in fiscal 2004 was related to the repayment of both short-term and long-term debt. The Company paid dividends of $1.1 million during the first nine months of fiscal 2005.

On November 17, 2004, we entered into a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to us on a revolving basis up to $50.0 million. We will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables and various reserves required. The loan agreement contains representations, warranties, covenants and indemnifications customary for facilities of this type. At April 2, 2005, there was $50.0 million outstanding under the agreement. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of April 2, 2005 for the fiscal years ending June (in thousands):

						2010 and
	2005					There-
	Remaining	2006	2007	2008	2009	after	Total

Variable rate term loan and revolving credit facility	$3,750	$18,750	$22,500	$140,800	$—	$—	$185,800
Fixed rate term loan	—	7,143	7,143	7,143	7,143	14,285	42,857
Other debt arrangements, including capital leases	(289)	641	11,968	—	—	—	12,320
Operating leases	3,895	14,134	11,574	8,836	5,705	6,474	50,618

Total contractual cash obligations	$7,356	$40,668	$53,185	$156,779	$12,848	$20,759	$291,595

Also, at April 2, 2005, we had stand-by letters of credit totaling $28.6 million that have been issued and are outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.

At April 2, 2005, we had available cash on hand of $10.9 million and approximately $130 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2005; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time.

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

Pension Obligations

We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.2 million in the third quarter of fiscal 2005 and $1.5 million in the same period of fiscal 2004. At July 3, 2004, the fair value of our pension plan assets totaled $26.7 million.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123 for determining the fair value of a share-based payment. However, SFAS 123(R) requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. We plan to adopt this Statement in the first quarter of fiscal 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the third quarter of fiscal 2005 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at April 2, 2005 on the change in the cost of variable rate debt.

Energy Cost Risk

We use derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. We purchase gasoline futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The gasoline futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense.

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

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes information about our share repurchases for the quarter ended April 2, 2005.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units) that
	Total Number of	Average Price	Purchased as Part of	May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (Fiscal month ending February 5, 2004)	—	—	—	—
Month #2 (Fiscal month ending March 5, 2004)	—	—	—	—
Month #3 (Fiscal month ending April 2, 2005)	4,000	$0.50	—	—

(1)	All repurchased shares were initially issued under the Employee Plans as restricted stock grants subject to forfeiture upon termination of employment. All repurchases were made upon forfeiture of shares by the recipient of such restricted stock grants. Pursuant to the Restricted Stock Agreements governing such grants, the repurchase price for all shares was $0.50, which represents the per share amount paid by the restricted stock grant recipient on the date of grant.

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

     b. Reports on Form 8-K

A Form 8-K, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers as filed on February 25, 2005.

A Form 8-K, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers as filed on March 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)

Date: May 6, 2005	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Michael F. Woodard

Michael F. Woodard Vice President and Controller (Principal Accounting Officer)