Form 10-K
period 2005-07-02
G&K SERVICES INC
filed 2005-09-15
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended July 2, 2005

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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on August 29, 2005, computed by reference to the closing sale price of such shares on such date, was approximately $880,221,787. The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on January 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $913,521,109.
On August 29, 2005, there were outstanding 19,648,637 and 1,474,996 shares of the registrant’s Class A and Class B Common Stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	DOCUMENT IS INCORPORATED
Portions of proxy statement for the annual meeting of stockholders	Part III

G&K Services, Inc.
Form 10-K
For the fiscal year ended July 2, 2005

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
Through internal growth and acquisitions, we have steadily expanded our operations into additional geographic markets. We operate over 140 locations in North America. These locations service customers in 86 of the top 100 markets, including all 30 of the top 100 markets in the United States and Canada.
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
Customers, Products and Services
We serve over 160,000 customers, from Fortune 100 companies to fast-growing small and midsize firms. No single customer represents more than 1.0% of our total revenues. We serve customers in virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, restaurants and hospitality, and many others. Over one million people wear our uniforms every day.
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
We believe that customers use business apparel programs to meet a variety of critical business needs that enhance image and safety in the workplace, including:
•	Company safety and security — uniforms help identify employees working for a particular company or department.

•	Brand awareness — uniforms promote a company’s brand identity and employees serve as “walking billboards.”

•	Image — uniforms help companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and a commitment to quality to their customers. Uniformed employees are perceived as trained, competent and dependable.

•	Employee retention — uniforms enhance worker morale and help build a teamwork attitude in addition to being an employee benefit.

•	Worker protection — uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection — uniforms and facility services help protect products against contamination in the food, pharmaceutical, electronics and health care industries.

We provide our apparel-rental customers with a full range of services and solutions. A consultative approach is used to advise and assist our customers in creating specialized solutions including determining garment application and choosing the appropriate fabrics, styles and colors to meet their branding, identity and safety needs. We have a large stock of new and used garments to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a weekly cycle.
Uniform rental programs can provide significant advantages over ownership. Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program.
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
We also offer comprehensive direct sale uniform programs to large national account customers through Lion Uniform Group. Lion serves many different industries and specializes in serving the security, airline and convenience store/retail industries. They handle all aspects of the uniform program including design, sourcing, distribution, information reporting and program management.
Acquisitions
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our goal is to build a national footprint and, accordingly, place strategic value on acquisitions which expand our geographic presence.
We made several small acquisitions in each of the past three fiscal years. The pro forma effects of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate, to the Company. The total purchase consideration, including related acquisition costs of these transactions, was $86.8 million, $24.9 million and $88.7 million in fiscal 2005, 2004 and 2003, respectively. The fiscal 2005 purchase consideration includes $11.9 million of debt issued. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $50.6 million in fiscal 2005, $19.3 million in fiscal 2004 and $63.2 million in fiscal 2003.
Competition
Customers in the corporate identity apparel and facility services industry choose suppliers primarily based upon the quality, price and breadth of products offered and the comprehensive nature of the services provided. While we rank among the nation’s largest garment rental suppliers, we encounter competition from a number of companies in the geographic areas we serve. Major competitors include publicly held companies such as ARAMARK Work Apparel and Uniform Services (a division of ARAMARK Corporation), Cintas Corporation and UniFirst Corporation. We also compete with a multitude of regional and local competitors that vary by market. We believe that we compete effectively in our line of business because of the quality and breadth of our product line, the comprehensive customer service levels we provide and our proven ability as an outsource partner. In addition, our competitors generally compete with us for acquisition candidates, which can reduce the number of acquisition candidates available to us.

Manufacturing and Suppliers
We manufactured approximately one-half of the uniform garments that we placed into service in fiscal 2005. These garments are manufactured primarily at a Company owned facility located in the Dominican Republic and, to a lesser degree, at two Company owned facilities in the United States. Various outside vendors are used to supplement our additional rental needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other rental items to meet our customers’ needs.
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
We have been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or similar state laws, at certain waste disposal sites; however, there has been no activity or further notifications in connection with these waste disposal sites for a period of years. Under such laws, PRP’s typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites. Therefore, there can be no assurance that we will not have to contribute material amounts for future remediation that could be greater than the share of waste contributed by us would otherwise indicate. Additionally, environmental laws may impose liability for cost of removal or remediation of certain hazardous wastes located on or in or emanating from owned or leased real estate, whether or not we knew of or were responsible for the presence of such wastes. While we take appropriate steps when acquiring or leasing new properties, there can be no assurance that this risk has been eliminated.
Although any ultimate liability arising from environmental related matters described herein could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our results of operations or financial position, the likelihood of such occurrence is considered remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position.
Employees
Our U.S. operations had a total of 7,743 employees as of July 2, 2005, consisting of 3,942 production employees and 3,801 sales, office, route and management personnel. Unions represent approximately 14.2% of our U.S. employees. Management believes its domestic employee relations are satisfactory.
Our Canadian operations had a total of 1,776 employees as of July 2, 2005, consisting of 1,152 production employees and 624 sales, office, route and management personnel. Unions represent approximately 45.9% of our Canadian employees. Management believes Canadian employee relations are satisfactory.
Foreign and Domestic Operations
Financial information relating to foreign and domestic operations is set forth in Note 10 of our consolidated financial statements included in Item 8 of this Form 10-K.
Additional Information
We own a portfolio of registered trademarks, trade names and licenses, and certain U.S. and foreign process and manufacturing patents relating to our business as we currently conduct it. These proprietary properties, in the aggregate, constitute a valuable asset. Among these are the trademarks and trade names G&K Services, G&K TeamWear®, G&K First Step® Facility Services and G&K Food Safety Solutions brands, various logos and marketing themes and collateral. We do not believe, however, that our business is dependent upon any single proprietary property or any particular group of proprietary properties. We do not consider our business to be seasonal to any extent or subject to any unusual working capital requirements.
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
ITEM 2. PROPERTIES
We occupy 167 facilities located in the United States and Canada. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items principally from 63 industrial garment, cleanroom garment, dust control and linen supply plants located in 50 cities in the United States and 10 cities in Canada. We own approximately 80.0% of our processing facilities, each of which average over 43,000 square feet in size.
ITEM 3. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include but are not limited to those items set forth in Item 1. Business — Environmental Matters and lawsuits that challenge the practice of charging for certain environmental services on invoices. None of these legal actions are expected to have a material adverse effect on our results of operations, financial position or cash flow.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
Our Class A Common Stock is quoted on the Nasdaq National Market under the symbol “GKSRA.” Our Class B Common Stock is not registered and no active trading market exists for the Class B Common Stock. The following table sets forth the high and low reported sales prices for the Class A Common Stock as quoted on the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal 2005
1st Quarter	$40.80	$35.97
2nd Quarter	44.06	37.90
3rd Quarter	45.25	37.65
4th Quarter	41.08	36.85

Fiscal 2004
1st Quarter	$36.12	$28.26
2nd Quarter	37.25	30.28
3rd Quarter	39.75	34.51
4th Quarter	40.96	35.08

As of August 29, 2005, we had approximately 510 registered holders of record of our common stock.
We have declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended July 2, 2005 and July 3, 2004. Our debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends we declare during any fiscal year.
The following table sets forth certain information as of July 2, 2005 with respect to equity compensation plans under which securities are authorized for issuance:

			Number of
			Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options	Options	Securities Reflected
Plan category	(A)	(B)	in Column (A))

Equity compensation plans approved by security holders:
Employee Plans (1)	1,161,547	$34.23	1,343,366
1996 Directors’ Stock Option Plan	55,000	33.81	37,000

Total:	1,216,547	$34.21	1,380,366

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,216,547	$34.21	1,380,366

(1)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

There were no share repurchases for the quarter ended July 2, 2005.
ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2005	2004	2003	2002	2001

Revenues	$788,775	$733,447	$705,588	$677,591	$656,381
Net Income	39,927	35,384	33,689	38,267	33,783
Per Share Data:
Basic earnings per share	1.91	1.71	1.64	1.87	1.65
Diluted earnings per share	1.88	1.69	1.63	1.85	1.65
Dividends per share	0.07	0.07	0.07	0.07	0.07
Total Assets	903,169	802,747	778,806	681,699	619,963
Long-Term Debt	210,462	184,305	236,731	214,977	148,951
Stockholders’ Equity	475,430	425,423	380,269	340,158	301,267

See Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K for an explanation of the method employed to determine the number of shares used to compute per share amounts. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2004 was a 53-week year.
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
In fiscal 2005, revenue grew to $788.8 million, up 7.5% over the prior year. Excluding the impact of the 53rd week in fiscal 2004, full year revenues were up 9.5%. Revenue growth continued to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base, largely offset by an improved pricing environment and new account sales.
Our primary focus in fiscal 2005 was to improve top-line growth while delivering year-over-year earnings improvement. Fiscal 2005 net income grew by 12.8% to $39.9 million. This improvement in earnings was the result of operational initiatives including a focus on lower merchandise costs. These improvements were partially offset by higher energy and production costs.
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our goal is to build a national footprint and, accordingly, place strategic value on acquisitions which expand our geographic presence.
We made several small acquisitions during fiscal 2005. In August 2004, we acquired Keefer Laundry Ltd., a textile laundry company serving the Vancouver and Whistler areas of British Columbia. The acquisition extends our uniform and textile rental service area to Western Canada. Nettoyeur Shefford Inc., a uniform and textile service company serving Granby and Montreal, Quebec was purchased in October 2004. This acquisition enhances our market position serving customers in the province of Quebec. Also in October 2004, we purchased certain industrial rental assets and customers of Marathon Linen, Inc., a uniform and textile service company serving the Detroit metro area. This acquisition expands our geographic coverage to a major North American market. In December 2004, we acquired the direct sale uniform group and related assets from Lion Apparel, Inc., a Dayton, Ohio based designer, marketer and distributor of customized uniform programs. This acquisition expands our direct sale business and positions us to pursue greater direct sale growth. Custom Linen Systems, Ltd. was acquired in February 2005. Custom Linen Systems is a textile laundry company serving Calgary and Edmonton, Alberta. This acquisition expands our uniform and textile rental service presence in western Canada. In March 2005, we acquired certain assets from Coyne Textile Services. We acquired two processing facilities serving customers in Connecticut, New York, Pennsylvania and New Jersey, and also acquired certain customer assets in Maryland and Florida. This purchase expands and enhances our uniform and textile rental business in North America.
The pro forma effect of the acquisitions listed above and those made in the last two fiscal years, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions, was $86.8 million, $24.9 million and $88.7 million in fiscal 2005, 2004 and 2003, respectively. The fiscal 2005 purchase consideration includes $11.9 million of debt issued. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $50.6 million in fiscal 2005, $19.3 million in fiscal 2004 and $63.2 million in fiscal 2003.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill in fiscal 2005, 2004 or 2003. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2005, 2004 or 2003.

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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
				FY 2005 vs.	FY 2004 vs.
	Fiscal 2005	Fiscal 2004	Fiscal 2003	FY 2004	FY 2003

Revenues:
Rental operations	93.9%	96.6%	96.6%	4.5%	4.0%
Direct sales	6.1	3.4	3.4	94.3	3.5

Total revenues	100.0	100.0	100.0	7.5	3.9

Operating expenses:
Cost of rental operations	63.5	63.2	62.6	4.9	5.1
Cost of direct sales	74.5	76.4	75.1	89.6	5.4

Total cost of sales	64.1	63.7	63.0	8.3	5.1

Selling and administrative	21.0	21.5	21.9	4.9	2.3
Depreciation	4.1	4.3	4.3	1.8	3.3
Amortization of intangibles	1.2	1.1	1.0	20.6	8.8

Income from operations	9.6	9.4	9.8	9.3	0.2

Interest expense	1.5	1.6	2.0	(5.2)	(12.6)

Income before income taxes	8.1	7.8	7.8	12.4	3.3

Provision for income taxes	3.0	3.0	3.0	11.6	0.7

Net income	5.1%	4.8%	4.8%	12.8%	5.0%

Fiscal 2005 Compared to Fiscal 2004
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, periodically we will have a fiscal year with 53 weeks of results. Fiscal 2004 was a 53-week year. We estimate that the extra week of operation generated incremental earnings of approximately $0.07-$0.08 per share in fiscal 2004.
Revenues. Total revenues in fiscal 2005 rose 7.5% to $788.8 million from $733.4 million in fiscal 2004. Excluding the extra week, revenues were up 9.5% over fiscal 2004. Rental revenue was up $32.0 million in fiscal 2005, a 4.5% increase over fiscal 2004. Rental revenue increased 6.4% when excluding the impact of the extra week recorded in fiscal 2004. The organic industrial rental growth rate was approximately 0.5%, an improvement from negative 2.0% in the same period of fiscal 2004. Improvements in customer retention and a better pricing environment continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base.
Direct sale revenue was $48.1 million in fiscal 2005, a 94.3% increase over $24.7 million in fiscal 2004, largely due to the impact of the Lion Uniform Group. The organic direct sale growth rate was approximately 29.5%. The increase in the organic direct sale growth rate was largely due to garment sales through our rental operation including our annual outerwear promotion and large shipments at our direct sale unit to one customer.
Organic growth rates are calculated using industrial rental and direct sale revenue, respectively, adjusted for foreign currency exchange rate differences, revenue from newly acquired business and the impact of the extra week recorded in the prior year. We believe that the organic growth rates better reflect the growth of our existing industrial rental and direct sale business and are therefore useful in analyzing our financial condition and results of operations.

Cost of Rental and Direct Sale. Cost of rental operations increased 4.9% to $470.1 million in fiscal 2005 from $448.1 million in fiscal 2004. Gross margin from rental sales decreased to 36.5% in fiscal 2005 from 36.8% in the prior year. The decrease in gross margins was due to the positive fixed cost leverage from an extra week of revenue in the prior year, as well as higher energy and acquisition integration costs in the current year. These were largely offset by the benefit of numerous operational initiatives focused on lower merchandise and production costs.
Cost of direct sales increased to $35.8 million in fiscal 2005 from $18.9 million in fiscal 2004. Gross margin from direct sales increased in fiscal 2005 to 25.5% from 23.6% in fiscal 2004. The increase in gross margin was largely due to improved cost leverage resulting from greater sales volume.
Selling and Administrative. Selling and administrative expenses increased 4.9% to $165.8 million in fiscal 2005 from $158.0 million in fiscal 2004. As a percentage of total revenues, selling and administrative expenses decreased to 21.0% in fiscal 2005 from 21.5% in fiscal 2004. The improvement as a percent of revenue was due to a prior-year charge of approximately $1.25 million for a legal settlement and leverage on incremental revenue growth, partially offset by continued investment in growth initiatives.
Depreciation. Depreciation expense increased 1.8% to $32.0 million in fiscal 2005 from $31.4 million in fiscal 2004. As a percentage of total revenues, depreciation expense decreased to 4.1% in fiscal 2005 from 4.3% in fiscal 2004. Capital expenditures for fiscal 2005, excluding acquisition of businesses, were $19.4 million compared to $17.3 million in fiscal 2004.
Amortization. Amortization expense increased to $9.6 million in fiscal 2005 from $7.9 million in fiscal 2004. As a percentage of total revenues, amortization expense increased to 1.2% in fiscal 2005 compared to 1.1% in fiscal 2004.
Interest Expense. Interest expense was $11.3 million in fiscal 2005 as compared to $12.0 million in fiscal 2004. The decrease was due primarily to lower average debt levels associated with strong operating cash flow and slightly lower interest rates.
Provision for Income Taxes. Our effective tax rate for fiscal 2005 decreased to 37.7% from 38.0% in fiscal 2004 largely due to decreases in Canadian statutory income tax rates.
Fiscal 2004 Compared to Fiscal 2003
Revenues. Total revenues in fiscal 2004 rose 3.9% to $733.4 million from $705.6 million in fiscal 2003. Excluding the extra week, revenues were up 2.0% over fiscal 2003. Rental revenue was up $27.0 million in fiscal 2004, a 4.0% increase over fiscal 2003. Rental revenue increased 2.1% when excluding the impact of the extra week recorded in fiscal 2004. The organic industrial rental growth rate was approximately negative 2.0%. Organic industrial rental revenue continues to be negatively impacted by lost uniform wearers due to reduced employment levels within our existing customer base.
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
Selling and Administrative. Selling and administrative expenses increased 2.3% to $158.0 million in fiscal 2004 from $154.5 million in fiscal 2003. As a percentage of total revenues, selling and administrative expenses decreased to 21.5% in fiscal 2004 from 21.9% in fiscal 2003. The decrease as a percent of revenue was due to reduced expenses related to uncollectible accounts receivable and reduced selling expenses, which were partially offset by increased employee benefit costs. Also offsetting this improvement was the tentative settlement of a wage and hour dispute in California, which represented one-time costs of $1.25 million in fiscal 2004.
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
Amortization. Amortization expense increased to $7.9 million in fiscal 2004 from $7.3 million in fiscal 2003. As a percentage of total revenues, amortization expense increased to 1.1% in fiscal 2004 compared to 1.0% in fiscal 2003.
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
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Operating Activities. Net cash provided by operating activities was $63.5 million in fiscal 2005, $96.3 million in fiscal 2004 and $96.9 million in fiscal 2003. In fiscal 2005, cash provided by operations was negatively impacted by the timing of payments of taxes as well as growth in new inventories in connection with the expansion of our manufacturing operation. These uses of cash were partially offset by continued emphasis to control in-service inventory expenditures. Fiscal 2004 cash provided by operations was positively impacted by one-time improvements related to a focus on timely collection of accounts receivable as well as several initiatives focused on controlling the usage of in-service inventory.
Working capital at July 2, 2005 was $93.8 million, a $14.8 million increase from $79.0 million at July 3, 2004. This increase was due to increases in accounts receivable and inventory levels associated with acquisitions and expansion of our off-shore manufacturing.
Investing Activities. Net cash used for investing activities was $95.9 million in fiscal 2005, $43.9 million in fiscal 2004 and $121.5 million in fiscal 2003. In fiscal 2005, 2004 and 2003 cash was largely used for acquisitions and property, plant and equipment additions.
Financing Activities. Financing activities provided cash of $19.2 million in fiscal 2005, used cash of $37.3 million in fiscal 2004 and provided cash of $26.0 million in fiscal 2003. Cash provided in both fiscal 2005 and 2003 was from debt proceeds used primarily for acquisitions of businesses. Cash used in fiscal 2004 was primarily related to the repayment of long-term debt. We paid dividends of $1.5 million in each of fiscal 2005, 2004 and 2003.
We maintain a $325.0 million unsecured term loan and revolving credit facility expiring July 2, 2007. The facility provides for a $75.0 million term loan and a $250.0 million revolving credit facility. As of July 2, 2005, borrowings outstanding under the term loan and revolving credit facility were $41.3 million and $15.0 million, respectively, at rates ranging from 4.35% to 4.40%. Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $30.0 million in letters of credit. As of July 2, 2005, letters of credit outstanding against the revolving credit facility were $28.6 million.
We have $50.0 million, 8.4% unsecured private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of July 2, 2005, there was $42.9 million outstanding under the notes.
On November 17, 2004, we entered into a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to us on a revolving basis up to $50.0 million. We will be required to pay interest on outstanding loan balances at a rate per annum of one month London Interbank Offered Rate (“LIBOR”) plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At July 2, 2005, there was $50.0 million outstanding under the agreement.

On June 30, 2005, we issued $75.0 million of floating rate unsecured private placement notes. The notes are priced at 0.60% over LIBOR. The $75.0 million floating rate notes are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of July 2, 2005, the outstanding balance of the notes was $75.0 million at a current rate of 4.08%.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At July 2, 2005, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely event that an event of default would be imminent, management believes that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
The following table summarizes our fixed cash obligations as of July 2, 2005 for the next five fiscal years and thereafter (in thousands):

						2011 and
						There-
	2006	2007	2008	2009	2010	after	Total

Variable rate term loan and revolving credit facility	$18,750	$22,500	$15,000	$—	$—	$—	$56,250
Variable rate notes	—	—	—	—	—	75,000	75,000
Variable rate loan	—	—	50,000	—	—	—	50,000
Fixed rate notes	7,143	7,143	7,143	7,143	7,143	7,142	42,857
Other debt arrangements, including capital leases	644	12,094	114	40	—	—	12,892
Operating leases	16,138	13,219	10,373	6,997	4,845	3,562	55,134

Total contractual cash obligations	$42,675	$54,956	$82,630	$14,180	$11,988	$85,704	$292,133

Also, at July 2, 2005, we had stand-by letters of credit totaling $28.6 million issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
At July 2, 2005, we had available cash on hand of $15.3 million and approximately $206.4 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2006 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2006 will be approximately $25.0 million to $30.0 million.
The amount of cash flow generated from operations is subject to a number of risks and uncertainties. In fiscal 2006, we may actively seek and consider acquisitions of business assets; the consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flow from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $4.9 million, $6.1 million and $3.1 million in fiscal 2005, 2004 and 2003, respectively. At July 2, 2005, the fair value of our pension plan assets totaled $29.1 million. We anticipate making a cash contribution of approximately $3.7 million in fiscal 2006.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 2, 2005, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is consistent with the assumed rate used at both July 3, 2004 and June 28, 2003 and was developed by evaluating input from our actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 2, 2005 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2006 pension expense by approximately $0.1 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.50% at July 2, 2005, 6.25% at July 3, 2004 and 6.0% at June 28, 2003. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.50% to 5.00%) would increase our accumulated benefit obligation at July 2, 2005 by approximately $4.1 million and increase the estimated fiscal 2006 pension expense by approximately $1.1 million.
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
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4% of our total revenue.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices, and being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where ground water contamination has been detected or is suspected; however, there has been no activity or further notifications in connection with these waste disposal sites for a period of years. None of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
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
Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions and employment levels; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the branded identity apparel and facility services industry; unplanned litigation or regulatory proceedings; and the availability of capital to finance planned growth.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for fiscal 2005 by approximately $1.1 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at July 2, 2005 on the change in the cost of variable rate debt.
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

	Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate

2006	$7,143	8.40%	$18,750	5.37%
2007	7,143	8.40	22,500	5.57
2008	7,143	8.40	65,000	5.61
2009	7,143	8.40	—	—
2010	7,143	8.40	—	—
Thereafter	7,142	8.40	75,000	5.30

Total	$42,857	8.40%	$181,250	5.45%

Fair Value	$46,342	—	$181,250	—

For interest rate swaps, the following table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates by fiscal year. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Notional Principal	Average Interest	Average Interest
Maturity Date	Amount	Pay Rate	Receive Rate

2006	$30,000	3.21%	4.13%
2007	30,000	4.04	4.32
2008	20,000	4.27	4.37
2009	30,000	4.30	4.47
2010	20,000	4.27	4.60

Total	$130,000	3.98%	4.36%

Fair Value	$130,357	—	—

Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. We purchase gasoline futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The gasoline futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. The current fair market value of all outstanding contracts at July 2, 2005 is $0.3 million.
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
We may periodically hedge firm commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2005. Notional amounts outstanding under foreign currency contracts at July 2, 2005 were $0.4 million, all of which will mature during fiscal 2006. Notional amounts outstanding under foreign currency contracts at July 3, 2004 were $0.4 million, all of which matured during fiscal 2005. Notional amounts outstanding under foreign currency contracts at June 28, 2003 were $2.7 million, all of which matured during fiscal 2004. Foreign currency contracts were recorded at fair value as of July 2, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Following is a summary of the results of operations for each of the quarters within fiscal years ended July 2, 2005 and July 3, 2004. All amounts are in thousands, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth

2005
Revenues	$182,432	$195,135	$203,810	$207,398
Gross Profit	66,527	70,279	72,660	73,363
Income from Operations	17,750	18,892	19,735	19,095
Net Income	9,500	10,197	10,426	9,804
Basic Earnings per Share	0.46	0.49	0.50	0.47
Diluted Earnings per Share	0.45	0.48	0.49	0.46
Dividends per Share	0.0175	0.0175	0.0175	0.0175

2004
Revenues	$178,603	$182,539	$179,025	$193,280
Gross Profit	64,457	65,694	64,582	71,684
Income from Operations	16,234	17,130	17,364	18,309
Net Income	8,109	8,802	9,014	9,459
Basic Earnings per Share	0.39	0.43	0.43	0.45
Diluted Earnings per Share	0.39	0.42	0.43	0.45
Dividends per Share	0.0175	0.0175	0.0175	0.0175

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. The fiscal year ended July 3, 2004 was 53-week year with the extra week reported in the fourth quarter.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for G&K Services, Inc. (“the Company”) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting was designed under the supervision of the Company’s principal executive officer, principal financial officer, principal accounting officer and other members of management, and effected by the Company’s Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of July 2, 2005.
Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements and notes thereto and management’s assessment of the effectiveness of the Company’s internal control over financial reporting, has issued an unqualified attestation report on management’s assessment of internal control over financial reporting, as stated in their report which is included herein.
Any internal control system over financial reporting, no matter how well conceived and operated, has inherent limitations. As a result, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the control objectives over the reliability of financial reporting and preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles are met.

/s/ Richard L. Marcantonio

Richard L. Marcantonio President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey L. Wright

Jeffrey L. Wright Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael F. Woodard

Michael F. Woodard Vice President and Controller (Principal Accounting Officer)

September 7, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
G&K Services, Inc.
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. as of July 2, 2005, and July 3, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. as of July 2, 2005, and July 3, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 2, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of G&K Services, Inc.’s internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 7, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Minneapolis, Minnesota September 7, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
G&K Services, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that G&K Services, Inc. maintained effective internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G&K Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that G&K Services, Inc. maintained effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, G&K Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 2, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of July 2, 2005, and July 3, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2005, of G&K Services, Inc., and our report dated September 7, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Minneapolis, Minnesota September 7, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 2,	July 3,	June 28,
	2005	2004	2003
(In thousands, except per share data)	(52 weeks)	(53 weeks)	(52 weeks)

Revenues
Rental operations	$740,708	$708,708	$681,693
Direct sales	48,067	24,739	23,895

Total revenues	788,775	733,447	705,588

Operating Expenses
Cost of rental operations	470,116	448,131	426,564
Cost of direct sales	35,830	18,899	17,939
Selling and administrative	165,814	158,034	154,471
Depreciation	31,981	31,417	30,406
Amortization of intangibles	9,562	7,929	7,289

Total operating expenses	713,303	664,410	636,669

Income from Operations	75,472	69,037	68,919
Interest expense	11,338	11,966	13,691

Income before Income Taxes	64,134	57,071	55,228
Provision for income taxes	24,207	21,687	21,539

Net Income	$39,927	$35,384	$33,689

Basic weighted average number of shares outstanding	20,942	20,710	20,585
Basic Earnings per Common Share	$1.91	$1.71	$1.64

Diluted weighted average number of shares outstanding	21,199	20,900	20,691
Diluted Earnings per Common Share	$1.88	$1.69	$1.63

Dividends per Share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	July 2,	July 3,
(In thousands, except share data)	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$15,345	$26,931
Accounts receivable, less allowance for doubtful accounts of $2,890 and $2,603	83,459	71,058
Inventories	121,120	94,476
Prepaid expenses	16,587	14,902

Total current assets	236,511	207,367

Property, Plant and Equipment
Land	35,650	35,789
Buildings and improvements	141,205	140,290
Machinery and equipment	273,044	257,266
Automobiles and trucks	38,948	39,300
Less accumulated depreciation	(245,540)	(232,036)

Total property, plant and equipment	243,307	240,609

Other Assets
Goodwill, net	338,701	285,892
Customer contracts, net	54,200	41,151
Non-competition agreements, net	3,590	3,809
Other, principally retirement plan assets	26,860	23,919

Total other assets	423,351	354,771

	$903,169	$802,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$25,695	$20,511
Accrued expenses
Salaries and employee benefits	38,684	32,953
Other	36,216	32,743
Current income taxes payable	6,623	10,774
Deferred income taxes	8,971	7,395
Current maturities of long-term debt	26,537	24,018

Total current liabilities	142,726	128,394

Long-Term Debt, net of Current Maturities	210,462	184,305
Deferred Income Taxes	36,900	38,256
Other Noncurrent Liabilities	37,651	26,369

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity
Common stock, $0.50 par value
Class A, 400,000,000 shares authorized, 19,638,224 and 19,432,106 shares issued and outstanding	9,819	9,716
Class B, 30,000,000 shares authorized, 1,474,996 and 1,474,996 shares issued and outstanding	738	738
Additional paid-in capital	44,051	37,370
Retained earnings	420,412	381,953
Deferred compensation	(1,482)	(2,270)
Accumulated other comprehensive gain (loss)	1,892	(2,084)

Total stockholders’ equity	475,430	425,423

	$903,169	$802,747

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries

						Accumulated Other
						Comprehensive Income (Loss)
						Net
						Unrealized
	Class A	Class B	Additional			Gain/(Loss)	Minimum	Cumulative
	Common	Common	Paid-In	Retained	Deferred	on Financial	Pension	Translation	Stockholders’
(In thousands, except per share data)	Stock	Stock	Capital	Earnings	Compensation	Instruments	Liability	Adjustments	Equity

Balance June 29, 2002	$9,616	$738	$31,120	$315,794	$(4,272)	$(1,265)	$—	$(11,573)	$340,158
Net income	—	—	—	33,689	—	—	—	—	33,689
Foreign currency translation	—	—	—	—	—	—	—	9,368	9,368
Unrealized holding gains, net of income tax	—	—	—	—	—	34	—	—	34
Minimum pension liability, net of income tax	—	—	—	—	—	—	(3,230)	—	(3,230)

Comprehensive income									39,861
Issuance of common stock under stock plans, net (22 shares)	11	—	588	—	56	—	—	—	655
Tax benefit of employee stock options	—	—	60	—	—	—	—	—	60
Amortization of deferred compensation	—	—	—	—	990	—	—	—	990
Cash dividends ($0.07 per share)	—	—	—	(1,455)	—	—	—	—	(1,455)

Balance June 28, 2003	9,627	738	31,768	348,028	(3,226)	(1,231)	(3,230)	(2,205)	380,269
Net income	—	—	—	35,384	—	—	—	—	35,384
Foreign currency translation	—	—	—	—	—	—	—	1,594	1,594
Unrealized holding gains, net of income tax	—	—	—	—	—	1,121	—	—	1,121
Minimum pension liability, net of income tax	—	—	—	—	—	—	1,867	—	1,867

Comprehensive income									39,966
Issuance of common stock under stock plans, net (178 shares)	89	—	5,110	—	19	—	—	—	5,218
Tax benefit of employee stock options	—	—	492	—	—	—	—	—	492
Amortization of deferred compensation	—	—	—	—	937	—	—	—	937
Cash dividends ($0.07 per share)	—	—	—	(1,459)	—	—	—	—	(1,459)

Balance July 3, 2004	9,716	738	37,370	381,953	(2,270)	(110)	(1,363)	(611)	425,423
Net income	—	—	—	39,927	—	—	—	—	39,927
Foreign currency translation	—	—	—	—	—	—	—	8,197	8,197
Unrealized holding gains, net of income tax	—	—	—	—	—	544	—	—	544
Minimum pension liability, net of income tax	—	—	—	—	—	—	(4,765)	—	(4,765)

Comprehensive income									43,903
Issuance of common stock under stock plans, net (207 shares)	103	—	5,914	—	(64)	—	—	—	5,953
Tax benefit of employee stock options	—	—	767	—	—	—	—	—	767
Amortization of deferred compensation	—	—	—	—	852	—	—	—	852
Cash dividends ($0.07 per share)	—	—	—	(1,468)	—	—	—	—	(1,468)

Balance July 2, 2005	$9,819	$738	$44,051	$420,412	$(1,482)	$434	$(6,128)	$7,586	$475,430

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 2,	July 3,	June 28,
	2005	2004	2003
(In thousands)	(52 weeks)	(53 weeks)	(52 weeks)

Operating Activities:
Net income	$39,927	$35,384	$33,689
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	41,543	39,346	37,695
Deferred income taxes	76	1,300	4,636
Amortization of deferred compensation — restricted stock	852	937	990
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	(5,116)	129	4,105
Inventories	(11,164)	2,474	1,692
Accounts payable and other accrued expenses	(5,537)	11,640	10,838
Other assets and liabilities	2,953	5,057	3,268

Net cash provided by operating activities	63,534	96,267	96,913

Investing Activities:
Property, plant and equipment additions, net	(19,408)	(17,349)	(31,403)
Acquisition of business assets, net of cash	(74,871)	(24,940)	(88,744)
Purchases of investments, net	(1,595)	(1,587)	(1,395)

Net cash used for investing activities	(95,874)	(43,876)	(121,542)

Financing Activities:
Proceeds from issuance of long-term debt	—	1,345	—
Repayments of long-term debt	(25,729)	(12,874)	(9,503)
Proceeds from (repayments of) short-term borrowings, net	40,400	(29,500)	36,300
Cash dividends paid	(1,468)	(1,459)	(1,455)
Sale of common stock	5,953	5,218	655

Net cash provided by (used for) financing activities	19,156	(37,270)	25,997

(Decrease) Increase in Cash and Cash Equivalents	(13,184)	15,121	1,368
Effect of Exchange Rates on Cash	1,598	306	150

Cash and Cash Equivalents:
Beginning of year	26,931	11,504	9,986

End of year	$15,345	$26,931	$11,504

Supplemental Cash Flow Information:
Cash paid for -
Interest	$10,800	$11,825	$12,641

Income taxes	$28,975	$9,619	$15,267

Non-Cash Transactions:
Notes payable issued to sellers in business acquisitions	$11,890	$—	$—

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
Fiscal Year
The Company operates on a fiscal year ending on the Saturday closest to June 30. Fiscal years for the consolidated financial statements included herein ended on July 2, 2005 (52 weeks), July 3, 2004 (53 weeks) and June 28, 2003 (52 weeks).
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
Inventories
Inventories consist of new goods and rental merchandise in service. Estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both obsolete and excess inventories. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. The components of inventories as of July 2, 2005 and July 3, 2004 are as follows:

	2005	2004

New goods	$50,661	$28,092
Rental merchandise in service	70,459	66,384

	$121,120	$94,476

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
Goodwill, Intangible and Long-Lived Assets
The cost of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with the Company for a fixed period of time and acquired customer contracts are stated at cost less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, primarily five to 11 years.
The carrying value of goodwill is evaluated on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill in fiscal 2005, 2004 or 2003.
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
Foreign Currency
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations and were not material in fiscal 2005, 2004 or 2003.

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

For the Fiscal Years Ended	July 2,	July 3,	June 28,
(In thousands)	2005	2004	2003

Weighted average number of common shares outstanding used in computation of basic earnings per share	20,942	20,710	20,585

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	257	190	106

Shares used in computation of diluted earnings per share	21,199	20,900	20,691

Potential common shares of 146,000, 335,000 and 562,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2005, 2004 and 2003, respectively. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.
Stock-Based Compensation
The Company maintains Stock Option and Compensation Plans (the “Employee Plans”), which are more fully described in Note 6. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plans. Accordingly, only compensation cost related to restricted stock issued under the Employee Plans has been recognized in the accompanying consolidated statements of operations. Compensation cost related to the restricted shares was $852, $937 and $990 in fiscal 2005, 2004 and 2003, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per common share would have been adjusted as follows:

Fiscal Years	2005	2004	2003

Net income, as reported	$39,927	$35,384	$33,689
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,748)	(1,746)	(1,843)

Pro forma net income	$38,179	$33,638	$31,846

Basic net income per share:
As reported	$1.91	$1.71	$1.64
Pro forma	1.82	1.62	1.55
Diluted net income per share:
As reported	$1.88	$1.69	$1.63
Pro forma	1.78	1.61	1.54

The weighted average fair value of options granted in fiscal 2005, 2004 and 2003 was $10.84, $10.83 and $12.28, respectively. The weighted average exercise price was $36.97, $32.81 and $33.66 for fiscal 2005, 2004 and 2003, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.38% for fiscal 2005, 3.48% for fiscal 2004 and 3.27% for fiscal 2003; expected dividends of $0.07 per share; expected lives of five years; and expected volatility of 26.42% for fiscal 2005 grants, 30.93% for fiscal 2004 grants and 36.56% for fiscal 2003 grants.
Comprehensive Income
The Company has chosen to disclose comprehensive income, which consists of net income, foreign currency translation adjustment, unrealized gains/losses on derivative financial instruments and minimum pension liability adjustments, in the consolidated statements of stockholders’ equity and comprehensive income.
Financial Instruments
The Company accounts for financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related authoritative guidance. The statement requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized periodically in income or stockholders’ equity (as a component of other comprehensive income).
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
2. Acquisitions
During each of fiscal 2005, 2004 and 2003, the Company made several small acquisitions. The total purchase consideration, including related acquisition costs, as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2005	2004	2003

Total purchase price and related acquisition costs	$86,761	$24,940	$88,744
Goodwill	50,641	19,304	63,206

Total purchase consideration for fiscal 2005 includes $11,890 of debt issued. The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material, either individually or in the aggregate, to the Company.
3. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended July 2, 2005 and July 3, 2004, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 3, 2004	$254,998	$30,894	$285,892
Goodwill acquired during the period	31,315	19,326	50,641
Other, primarily foreign currency translation	—	2,168	2,168

Balance as of July 2, 2005	$286,313	$52,388	$338,701

	United States	Canada	Total

Balance as of June 28, 2003	$236,913	$29,227	$266,140
Goodwill acquired during the period	18,085	1,219	19,304
Other, primarily foreign currency translation	—	448	448

Balance as of July 3, 2004	$254,998	$30,894	$285,892

Information regarding the Company’s other intangible assets is as follows:

	Carrying	Accumulated
As of July 2, 2005	Amount	Amortization	Net

Customer contracts	$102,021	$47,821	$54,200
Non-competition agreements	10,829	7,239	3,590

Total	$112,850	$55,060	$57,790

	Carrying	Accumulated
As of July 3, 2004	Amount	Amortization	Net

Customer contracts	$80,142	$38,991	$41,151
Non-competition agreements	9,822	6,013	3,809

Total	$89,964	$45,004	$44,960

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there is no significant separate value in any customer relationships.
Total amortization expense was $9,562 in fiscal 2005, $7,929 in fiscal 2004 and $7,289 in fiscal 2003. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of July 2, 2005 is as follows:

2006	$10,741
2007	10,539
2008	9,962
2009	6,254
2010	6,008

4. Long-Term Debt
Debt as of July 2, 2005 and July 3, 2004 includes the following:

	2005	2004

Borrowings under unsecured variable rate term loan and unsecured revolving credit facility at rates ranging from 4.35% to 4.40% at July 2, 2005 and from 2.40% to 2.86% at July 3, 2004	$56,250	$155,850
Borrowings under unsecured variable rate notes at 4.08%	75,000	—
Borrowings under secured variable rate loans at 3.33% to 3.45%	50,000	—
Borrowings under unsecured fixed rate notes at 8.40%	42,857	50,000
Other debt arrangements including capital leases	12,892	2,473

	236,999	208,323
Less current maturities	(26,537)	(24,018)

Total long-term debt	$210,462	$184,305

The Company maintains a $325,000 unsecured term loan and revolving credit facility. The credit facility includes (i) a $75,000 term loan facility with maturities of the remaining balance in fiscal years 2006 through 2007 of $18,750 and $22,500, respectively, and (ii) a $250,000 revolving credit facility expiring on July 2, 2007. As of July 2, 2005, borrowings outstanding under the term loan were $41,250 and under the revolving credit facility were $15,000. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $30,000 in letters of credit. As of July 2, 2005, letters of credit outstanding against the revolver were $28,600.
Borrowings under the term loan and revolving credit facility bear interest at 1.00% to 1.75% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of July 2, 2005 bear interest at LIBOR plus 1.25%. The Company also pays a fee on the unused daily balance of the revolver based on a leverage ratio calculated on a quarterly basis.

The Company has $50,000, 8.4% unsecured private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, the Company will repay $7,143 of the principal amount at par. As of July 2, 2005, the outstanding balance was $42,857.
On November 17, 2004, the Company entered into a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to the Company on a revolving basis up to $50,000. The Company will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, the Company granted a first priority security interest in certain of its U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. The Company used the net proceeds of this loan to reduce indebtedness under its unsecured credit facilities. At July 2, 2005, there was $50,000 outstanding under the agreement.
On June 30, 2005, the Company issued $75,000 of floating rate unsecured private placement notes. The notes are priced at 0.60% over LIBOR. The $75,000 floating rate notes are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of July 2, 2005, the outstanding balance of the notes was $75,000 at a current rate of 4.08%.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require the Company to maintain a minimum fixed charge coverage ratio, minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. As of July 2, 2005, the Company was in compliance with all financial debt covenants.
The fair value of the Company’s long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the long-term debt under the term loan, revolving credit facility, floating rate notes and loan agreements approximates the carrying value as of July 2, 2005 and July 3, 2004. The fair value of the fixed rate term loan is $46,342 as of July 2, 2005.
The Company issued a $11,890 promissory note in connection with the Lion Uniform Group acquisition. The note bears interest at 2.35% and matures on January 1, 2007. As of July 2, 2005, the outstanding balance of the note was $11,890 and is included in other debt arrangements in the table above.
The following table summarizes payments due on long-term debt, including capital leases, as of July 2, 2005 for the next five fiscal years and thereafter:

2006	$26,537
2007	41,737
2008	72,257
2009	7,183
2010	7,143
2011 and thereafter	82,142

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
At July 2, 2005, the Company had interest rate swap contracts to pay fixed rates of interest (average rate of 3.73%) and receive variable rates of interest based on three-month LIBOR on $130,000 notional amount of indebtedness. The $130,000 notional amount of outstanding contracts will mature $30,000 during fiscal 2006 and $100,000 thereafter. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period. If these swap agreements were to be terminated, the Company would have incurred an after-tax gain on the contracts of $222 on July 2, 2005 and an after-tax loss of $110 at July 3, 2004.
The Company also uses derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. The Company purchases gasoline futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The gasoline futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. If these contracts were to be terminated, the Company would have incurred an after-tax gain on the contracts of $213 on July 2, 2005.
The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in fiscal 2005 or 2004. Notional amounts outstanding under foreign currency contracts at July 2, 2005 were $446, all of which will mature during fiscal 2006. Notional amounts outstanding under foreign currency contracts at July 3, 2004 were $409, all of which matured during fiscal 2005. Foreign currency contracts were recorded at fair value as of July 2, 2005.
6. Stockholders’ Equity
Each share of Class A common stock is entitled to one vote and is freely transferable. Each share of Class B is entitled to 10 votes and can be converted to Class A common stock on a share-for-share basis. Until converted to Class A common stock, however, Class B shares are not freely transferable. No cash dividends can be paid on Class B common stock unless dividends of at least an equal amount per share are paid on Class A shares. A majority of the Class B shares are held by an officer of the Company. The officer holding the Class B shares has announced his retirement from the Company effective December 31, 2005, at which time all Class B shares will be converted on a share-for-share basis to Class A shares.
Stock Award Plans
The Company maintains Stock Option and Compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year. A maximum of 3,000,000 stock awards can be granted under the Employee Plans and 1,343,366 awards were available for grant as of July 2, 2005.
The Company also maintains the 1996 Director Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for automatic grants of three 3,000 nonqualified stock options (initial grants) to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date. The Company has reserved 100,000 shares of Class A common stock for issuance under the Directors’ Plan. These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.

The following schedule summarizes activity in the plans:

	Stock Options
				Weighted
	Employee	Directors’	Grant	Average
	Plans	Plan	Price	Exercise Price

Outstanding at June 29, 2002	1,131,920	39,000	$16.50 – 53.34	$31.98
Granted	364,308	7,000	29.23 – 35.69	33.49
Exercised	(26,700)	—	16.50 – 28.06	24.64
Canceled	(184,032)	(2,000)	25.00 – 46.00	32.07

Outstanding at June 28, 2003	1,285,496	44,000	$16.50 – 53.34	$32.53
Granted	303,629	11,000	31.18 – 39.19	32.78
Exercised	(178,191)	(3,000)	25.00 – 35.69	28.85
Canceled	(230,989)	—	27.95 – 46.00	32.30

Outstanding at July 3, 2004	1,179,945	52,000	$16.50 – 53.34	$33.18
Granted	240,553	9,000	36.41 – 42.79	36.93
Exercised	(206,987)	—	16.50 – 41.88	28.82
Canceled	(51,964)	(6,000)	16.50 – 46.00	43.27

Outstanding at July 2, 2005	1,161,547	55,000	$25.00 – 53.34	$34.21

Exercisable at July 2, 2005	701,666	42,000	$25.00 – 53.34	$33.75

The following schedule summarizes the information related to stock options outstanding at July 2, 2005:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
Range of Exercise	Number	Option Life	Average	Number	Average
Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$16.50 – 25.00	49,000	4.9	$25.00	49,000	$25.00
25.01 – 37.00	944,300	7.5	32.50	496,419	30.63
37.01 – 53.34	223,247	5.1	43.50	198,247	43.71

	1,216,547	6.9	$34.21	743,666	$33.75

Under the Employee Plans, the Company grants restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. During fiscal 2005, 2004 and 2003 the Company granted 12,250, 5,000 and 25,000 shares of restricted stock, respectively. The weighted average grant date fair value per share of restricted stock granted during fiscal 2005, 2004 and 2003 was $36.41, $31.18 and $33.07, respectively. The Company records deferred compensation to stockholders’ equity at the time of grant for the difference between the par value and fair market value as of the grant date. Compensation expense is recognized as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $852, $937 and $990 in fiscal 2005, 2004 and 2003, respectively.

7. Income Taxes
The components of the provision for income taxes are as follows:

Fiscal Years	2005	2004	2003

Current:
Federal	$15,640	$15,794	$10,668
State and local	1,695	1,897	1,396
Foreign	5,116	4,581	6,025

	22,451	22,272	18,089
Deferred	1,756	(585)	3,450

	$24,207	$21,687	$21,539

The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

Fiscal Years	2005	2004	2003

Federal taxes at the statutory rate	$22,447	$19,975	$19,330
State taxes, net of federal tax benefit	1,478	1,514	1,447
Foreign taxes	(210)	(838)	(15)
Permanent differences and other, net	492	1,036	777

Total provision	$24,207	$21,687	$21,539

Effective rate	37.7%	38.0%	39.0%

Significant components of the Company’s deferred tax assets and deferred tax liabilities as of July 2, 2005 and July 3, 2004 are as follows:

	2005	2004

Deferred tax liabilities:
Inventory	$(22,086)	$(21,027)
Depreciation	(25,697)	(28,821)
Intangibles	(26,341)	(21,275)
Other	(78)	—

Total deferred tax liabilities	(74,202)	(71,123)
Deferred tax assets:
Accruals, reserves and other	28,331	25,472

Net deferred tax liabilities	$(45,871)	$(45,651)

The Company has foreign tax credit carryforwards of $2,159, which expire in fiscal years 2012 through 2015. The Company had a valuation allowance of $1.4 million as of July 3, 2004, due to the uncertainty of the use of the tax benefits in future periods. There was no valuation allowance at July 2, 2005.
As of July 2, 2005, the Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of approximately $18.8 million from its foreign subsidiaries. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries. Determination of the net amount of unrecognized U.S. income tax with respect to these earnings is not practicable.

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
Supplemental Executive Retirement Plan
Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts as of July 2, 2005 and July 3, 2004 was $12,777 and $10,603, respectively, and is included in other assets in the accompanying consolidated balance sheets.
Obligations and Funded Status at July 2, 2005 and July 3, 2004

			Supplemental Executive
	Pension Plan		Retirement Plan
	2005	2004	2005	2004

Change in benefit obligation:
Projected benefit obligation, beginning of year	$43,899	$40,629	$11,159	$10,066
Service cost	3,793	3,949	792	857
Interest cost	2,720	2,514	685	671
Plan amendments	—	—	—	(80)
Actuarial (gain) loss	10,224	(1,957)	1,632	(90)
Benefits paid	(1,340)	(1,236)	(307)	(265)

Projected benefit obligation, end of year	$59,296	$43,899	$13,961	$11,159

Change in plan assets:
Fair value of plan assets, beginning of year	$26,674	$16,839	$—	$—
Actual return on plan assets	1,892	3,303	—	—
Employer contributions	1,832	7,768	307	265
Benefits paid	(1,340)	(1,236)	(307)	(265)

Fair value of plan assets, end of year	$29,058	$26,674	$—	$—

Funded status	$(30,238)	$(17,225)	$(13,961)	$(11,159)
Unrecognized prior service cost	221	276	202	245
Unrecognized actuarial loss	19,509	9,516	4,427	2,981

Net amount recognized	$(10,508)	$(7,433)	$(9,332)	$(7,933)

The actuarial loss in fiscal 2005 of $10.2 million was largely driven by a decrease in discount rates in the current year.
Amounts recognized in the consolidated balance sheets consist of:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2005	2004	2005	2004

Accrued benefit liability	$(19,586)	$(9,820)	$(10,305)	$(7,933)
Intangible assets	221	276	202	—
Accumulated other comprehensive income	8,857	2,111	771	—

Net amount recognized	$(10,508)	$(7,433)	$(9,332)	$(7,933)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plans assets were $59,296, $48,644 and $29,058, respectively, as of July 2, 2005 and $43,899, $36,494 and $26,674, respectively as of July 3, 2004. No pension plans had plan assets in excess of accumulated benefit obligations at July 2, 2005 or July 3, 2004.

Components of Net Periodic Benefit Cost

				Supplemental Executive
	Pension Plan			Retirement Plan
	2005	2004	2003	2005	2004	2003

Service cost	$3,793	$3,949	$2,541	$792	$857	$369
Interest cost	2,720	2,514	1,962	685	671	531
Expected return on assets	(2,175)	(1,514)	(1,468)	—	—	—
Prior service cost	55	55	55	43	43	65
Loss	514	1,053	—	187	369	63

Net periodic benefit cost	$4,907	$6,057	$3,090	$1,707	$1,940	$1,028

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at July 2, 2005 and July 3, 2004:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2005	2004	2005	2004

Discount rate	5.50%	6.25%	5.50%	6.25%
Rate of compensation increase	4.25	4.25	5.00	5.00

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended July 2, 2005 and July 3, 2004:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2005	2004	2005	2004

Discount rate	6.25%	6.00%	6.25%	6.00%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	4.25	5.00	5.00	5.00

To develop the expected long-term rate of return on asset assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption.
Additional Information
The pension plan weighted average asset allocations at July 2, 2005 and July 3, 2004 are as follows:

	Pension Plan
	2005	2004

International equity	15%	15%
Value equity	25	25
Small cap equity	10	10
Core growth equity	20	20
Fixed income	30	30

Total	100%	100%

The asset allocation strategy for 2005 targets 25.0%-30.0% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complimentary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10.0% of assets, except for certain government backed securities.

Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. The plan held approximately 67,500 shares of the Company’s Class B common stock at July 2, 2005 and July 3, 2004, with market values of $2,561 and $2,697, respectively. The plan received $5 in dividends on the Company’s Class B common stock during each of fiscal 2005 and 2004.
The Company expects to contribute $3,692 to its pension plan and $458 to the SERP in fiscal year 2006.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Supplemental
		Executive Retirement
	Pension Plan	Plan

2006	$885	$458
2007	967	448
2008	1,062	429
2009	1,197	414
2010	1,354	391
2011 and thereafter	10,311	2,571

Union Pension Plans
Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (“Union Plans”). The Company contributed and charged to expense $1,555 in fiscal 2005, $1,460 in fiscal 2004 and $1,189 in fiscal 2003 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits, if any, related to the Union Plans. Information from the Union Plans’ administrators is not available to permit the Company to determine its share, if any, of unfunded vested benefits.
401(k) Plan
All full-time nonunion employees are eligible to participate in a 401(k) plan. The Company matches a portion of the employee’s salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a five-year employment period, were $1,814 in fiscal 2005, $1,712 in fiscal 2004 and $1,663 in fiscal 2003.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan (“DEFCO”) plan, the Company matches a portion of the designated employees’ contributions. The Company’s matching contributions under the DEFCO plan were $464 in fiscal 2005, $528 in fiscal 2004 and $476 in fiscal 2003. The accumulated benefit obligation of $10,731 as of July 2, 2005 and $9,492 as of July 3, 2004 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At July 2, 2005 and July 3, 2004, the estimated fair value of the investments was $10,731 and $9,492, and the cost of the investments was $10,246 and $9,305, respectively.
9. Commitments and Contingencies
Litigation
The Company is involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices, and being named, along with other defendants, as a potentially responsible party at certain waste disposal sites where ground water contamination has been detected or is suspected;

however, there has been no activity or further notifications in connection with these waste disposal sites for a period of years. None of these legal actions are expected to have a material adverse effect on the Company’s results of operations or financial position.
Leases
The Company leases certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.
The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of July 2, 2005:

Operating Leases

2006	$16,138
2007	13,219
2008	10,373
2009	6,997
2010	4,845
2011 and thereafter	3,562

Total minimum lease payments	$55,134

Total rent expense for operating leases, including those with terms of less than one year was $20,684 in fiscal 2005, $18,547 in fiscal 2004 and $17,780 in fiscal 2003.

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location is as follows:

	United
	States	Canada	Elimination	Total

2005 (52 weeks):
Revenues	$663,000	$125,775	$—	$788,775
Income from operations	51,169	24,303	—	75,472
Interest expense	11,328	10	—	11,338
Total assets	859,349	147,586	(103,766)	903,169
Capital expenditures	15,698	3,710	—	19,408
Depreciation and amortization expense	36,064	5,479	—	41,543
Income tax expense	18,729	5,478	—	24,207

2004 (53 weeks):
Revenues	$633,715	$99,732	$—	$733,447
Income from operations	50,282	18,755	—	69,037
Interest expense	12,029	(63)	—	11,966
Total assets	771,338	115,167	(83,758)	802,747
Capital expenditures	15,375	1,974	—	17,349
Depreciation and amortization expense	35,029	4,317	—	39,346
Income tax expense	17,927	3,760	—	21,687
2003 (52 weeks):
Revenues	$618,798	$86,790	$—	$705,588
Income from operations	52,823	16,933	(837)	68,919
Interest expense	13,330	1,198	(837)	13,691
Total assets	752,469	96,706	(70,369)	778,806
Capital expenditures	22,521	8,882	—	31,403
Depreciation and amortization expense	34,136	3,559	—	37,695
Income tax expense	14,720	6,819	—	21,539

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2005. Based on that evaluation, the president and chief executive officer, and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.
Management’s Annual Report on Internal Control over Financial Reporting
The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.”
Attestation Report of Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2005 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to information with respect to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to information with respect to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Reference is made to information with respect to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to information with respect to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to information with respect to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV, ITEM 15

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The following documents are filed as a part of this report:
(1)	Financial Statements

The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

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
10(g) 1998 Stock Option and Compensation Plan, as amended November 7, 2002. **
10(h) Form of Change of Control Agreement between Registrant and each of Robert G. Wood and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999). **
10(i) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and various institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

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
10(r) Executive Employment Agreement between Registrant and David F. Fisher, dated May 10, 2004 (incorporated herein by reference to Registrant’s Form 10-K filed September 16, 2004). **
10(s) Loan Agreement dated November 17, 2004 among G&K Services, Inc., and its subsidiaries, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc. (incorporated herein by reference to Registrant’s Form 10-Q filed February 8, 2005).
10(t) Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors.*
14	Code of Ethics (incorporated herein by reference to Registrant’s Form 10-K filed September 16, 2004).

21	Subsidiaries of G&K Services, Inc. *

23	Consent of Independent Registered Public Accounting Firm *

24	Power of Attorney dated as of August 25, 2005 *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm and Schedule II *

Footnotes:

*	Filed herewith

**	Compensatory plan or arrangement
(b)	Exhibits
See exhibits listed under Item 15(a)(3).
(c)	Financial Statement Schedules
See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2005	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Richard L. Marcantonio

Richard L. Marcantonio, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Michael F. Woodard

Michael F. Woodard, Vice President and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 15th day of September 2005, by the following persons in the capacity indicated:

/s/ Richard L. Marcantonio	President and Chief Executive Officer (Principal Executive Officer) and Director
Richard L. Marcantonio

*	Chairman of the Board and Director
Richard M. Fink

*	Director
Michael G. Allen

*	Director
Paul Baszucki

*	Director
John S. Bronson

*	Director
J. Patrick Doyle

*	Director
Wayne M. Fortun

*	Director
Ernest J. Mrozek

*	Director
M. Lenny Pippin

*	Director
Alice M. Richter

* By:	/s/ Richard L. Marcantonio
Richard L. Marcantonio
Attorney-in-fact