Form 10-K/A
period 2005-07-02
G&K SERVICES INC
filed 2005-11-03
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
FORM 10-K/A
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
On August 29, 2005, there were outstanding 19,648,637 and 1,474,996 shares of the registrant’s Class A and Class B Common Stock, respectively.

Introductory Note
PART III.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
SIGNATURES
EXHIBIT INDEX
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302

Introductory Note
This Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 2, 2005, which amends in part the Company’s Form 10-K originally filed on September 15, 2005, is being filed solely for the purpose of amending the information regarding beneficial ownership set forth in Item 12, which information was incorporated by reference into the original Form 10-K by reference to the proxy statement for the Company’s 2005 annual shareholders’ meeting filed with the Commission on October 12, 2005 (the “2005 Annual Meeting Proxy Statement”).
This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K on September 15, 2005, or modify or update the disclosures therein in any way other than as required to reflect the amendment to Item 12 set forth above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-K on September 15, 2005. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART III.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
     The following table sets forth, as of September 13, 2005 (the record date for the Company’s 2005 annual shareholders’ meeting (the “2005 Annual Meeting”), certain information with regard to the beneficial ownership of the Company’s Common Stock and the voting power resulting from the ownership of such stock by (i) all persons known by the Company to be the owner, of record or beneficially, of more than 5% of any class of the Company’s outstanding voting stock, (ii) each of the Company’s directors and each of the nominees for election to the Company’s Board of Directors at the 2005 Annual Meeting, (iii) each Named Executive Officer listed in as such in the 2005 Annual Meeting Proxy Statement, and (iv) all Named Executive Officers and directors as a group, without regard to whether such persons are also reporting persons for purposes of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless otherwise indicated, the address of each of the following persons is 5995 Opus Parkway, Minnetonka, Minnesota 55343.

	Class A Common Stock (2)			Class B Common Stock		Percent of
Name of Beneficial Owner (1)	Number of		Percent	Number	Percent	Voting
	Shares		of Class	of Shares	of Class	Power (3)

Richard M. Fink	309,208	(4)	1.55%	825,538	64.71%	26.22%
Richard L. Marcantonio	154,906	(5)	*	—	—	*
Jeffrey L. Wright	47,821	(6)	*	—	—	*
Robert G. Wood	31,370	(7)	*	—	—	*
David F. Fisher	3,036	(8)	*	—	—	*
Jeffrey R. Kiesel	1,000	(9)	*	—	—	*
Michael G. Allen	7,000	(10)	*	—	—	*
Paul Baszucki	12,000	(11)	*	—	—	*
John S. Bronson	2,000	(12)	*	—	—	*
J. Patrick Doyle	0		*	—	—	*
Wayne M. Fortun	16,235	(13)	*	—	—	*
Ernest J. Mrozek	0		*	—	—	*
M. Lenny Pippin	6,000	(14)	*	—	—	*
Alice M. Richter	3,500	(15)	*	—	—	*
All named executive officers and directors as a group (12 persons)	594,076	(16)	2.95%	825,538	64.71%	26.92%

T. Rowe Price Associates, Inc. (17) 100 E. Pratt Street Baltimore, MD 21202	2,384,100		12.01%	—	—	7.31%
Neuberger Berman LLC (17) 605 Third Avenue New York, NY 10158	1,118,114		5.63%	—	—	3.43%

*	Less than 1%.

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

(2)	Does not include shares of Class A Common Stock which may be acquired by holders of Class B Common Stock upon conversion of their shares of Class B Common Stock, at any time, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.

(3)	Holders of Class B Common Stock are entitled to ten votes for each share on all matters submitted to a vote of shareholders. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of shareholders. Mr. Fink has previously announced that he will retire as Chair of the Board upon completion of the annual meeting and intends to retire as an employee of the Company effective December 31, 2005. Upon his retirement as an employee of the Company, all Class B Common Stock, including the shares held by Mr. Fink, will convert into Class A Common Stock. Upon such conversion, the Company’s voting securities will consist solely of Class A Common Stock that will entitle the holders thereof to one vote per share on all matters submitted to a vote of shareholders. Following such conversion, and assuming no other changes to Mr. Fink’s beneficial ownership or the capitalization of the Company, Mr. Fink will beneficially own 5.36% of the voting power of the Company.
(4)	Includes 49,524 shares subject to stock options that are exercisable within the next 60 days, 78,226 shares held by a trust for the benefit of one of Mr. Fink’s children of which Mr. Fink serves as co-trustee, 16,156 shares owned by a private foundation with respect to which Mr. Fink shares voting power and 7,700 shares held by Mr. Fink’s spouse.

(5)	Includes 123,026 shares subject to stock options that are exercisable within the next 60 days.

(6)	Includes 30,133 shares subject to stock options that are exercisable within the next 60 days.

(7)	Includes 13,404 shares subject to stock options that are exercisable within the next 60 days.

(8)	Includes 1,666 shares subject to stock options that are exercisable within the next 60 days.

(9)	Represents Mr. Kiesel’s beneficial ownership as of April 17, 2005, the effective termination date of his employment with the Company. Excludes 5,000 shares subject to stock options that were exercisable as of April 17, 2005 and were exercised by Mr. Kiesel on June 13, 2005.

(10)	Includes 6,000 shares subject to stock options that are exercisable within the next 60 days.

(11)	Includes 11,000 shares subject to stock options that are exercisable within the next 60 days.

(12)	Includes 2,000 shares subject to stock options that are exercisable within the next 60 days.

(13)	Includes 11,000 shares subject to stock options that are exercisable within the next 60 days.

(14)	Includes 6,000 shares subject to stock options that are exercisable within the next 60 days.

(15)	Includes 3,000 shares subject to stock options that are exercisable within the next 60 days.

(16)	Includes 256,753 shares subject to stock options that are exercisable within the next 60 days.

(17)	Based solely upon the report filed with the SEC as of June 30, 2005 pursuant to Rule 13f-1 of the Securities Exchange Act of 1934, as amended.
     The foregoing footnotes are provided for informational purposes only and each person disclaims beneficial ownership of shares owned by any member of his or her family, or held in trust for any other person, including family members, or held by a family limited partnership or foundation.
     On June 14, 1985, Richard M. Fink, Chair of the Board of Directors of the Company and certain other persons who are no longer holders of Class B Common Stock entered into a Stockholder Agreement with the Company. This Stockholder Agreement presently covers 1,208,256 shares of Class B Common Stock, representing approximately 94.7% of the outstanding shares of the Class B Common Stock. The Stockholder Agreement provides for restrictions on the transferability of the Class B Common Stock, in addition to certain restrictions contained in the Company’s Restated Articles of Incorporation. The shares of Class B Common Stock were acquired pursuant to an exchange offer made by the Company in May 1985. The shares of Class B Common Stock owned by Mr. Fink represent substantial voting control of the Company.
     Mr. Fink has previously announced that he will retire as Chair of the Board upon completion of the annual meeting and intends to retire as an employee of the Company effective December 31, 2005. Upon his retirement as an employee of the Company, all Class B Common Stock, including the shares held by Mr. Fink, will convert into Class A Common Stock. Upon such conversion, the Company’s voting securities will consist solely of Class A Common Stock that will entitle the holders thereof to one vote per share on all matters submitted to a vote of shareholders.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2005	G&K SERVICES, INC. (Registrant)
	By:	/s/ Richard L. Marcantonio
Richard L. Marcantonio, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael F. Woodard
Michael F. Woodard, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.