Form 10-Q
period 2005-10-01
G&K SERVICES INC
filed 2005-11-04
CIK 39648

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended October 1, 2005 Commission file number 0-4063
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
YES ☑                     NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                          NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

CLASS A Common Stock, par value $0.50 per share	Outstanding November 1, 2005 19,942,032

CLASS B Common Stock, par value $0.50 per share	Outstanding November 1, 2005 1,275,829

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	October 1,	July 2,
	2005	2005
(In thousands)	(Unaudited)	(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$18,331	$15,345
Accounts receivable, less allowance for doubtful accounts of $3,270 and $2,890	87,268	83,459
Inventories	123,733	121,120
Prepaid expenses	16,922	16,587

Total current assets	246,254	236,511

Property, Plant and Equipment, net	246,087	243,307
Goodwill, net	341,316	338,701
Other Assets	84,592	84,650

	$918,249	$903,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,769	$25,695
Accrued expenses	69,952	81,523
Deferred income taxes	9,226	8,971
Current maturities of long-term debt	7,882	26,537

Total current liabilities	111,829	142,726

Long-Term Debt, net of Current Maturities	233,430	210,462
Deferred Income Taxes	31,144	30,887
Other Noncurrent Liabilities	41,032	37,651
Stockholders’ Equity	500,814	481,443

	$918,249	$903,169

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
		October 2,
	October 1,	2004
(In thousands, except per share data)	2005	(Restated)

Revenues
Rental operations	$194,068	$176,291
Direct sales	13,880	6,141

Total revenues	207,948	182,432

Operating Expenses
Cost of rental operations	124,506	111,009
Cost of direct sales	10,201	4,896
Selling and administrative	43,745	39,314
Depreciation and amortization	10,599	10,158

Total operating expenses	189,051	165,377

Income from Operations	18,897	17,055
Interest expense	3,015	2,548

Income before Income Taxes	15,882	14,507
Provision for income taxes	5,511	5,440

Net Income	$10,371	$9,067

Basic weighted average number of shares outstanding	20,992	20,825
Basic Earnings per Common Share	$0.49	$0.44

Diluted weighted average number of shares outstanding	21,148	21,066
Diluted Earnings per Common Share	$0.49	$0.43

Dividends per share	$0.0175	$0.0175

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
		October 2,
	October 1,	2004
(In thousands)	2005	(Restated)

Operating Activities:
Net income	$10,371	$9,067
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	10,599	10,158
Stock-based compensation	1,007	972
Deferred income taxes	394	285
Changes in current operating items, exclusive of acquisitions	(15,210)	(6,307)
Other assets and liabilities	148	490

Net cash provided by operating activities	7,309	14,665

Investing Activities:
Property, plant and equipment additions, net	(8,506)	586
Acquisitions of business assets and other	(832)	(19,864)

Net cash used for investing activities	(9,338)	(19,278)

Financing Activities:
Repayments of long-term debt	(7,309)	(12,877)
Proceeds from short-term borrowings, net	11,600	1,100
Cash dividends paid	(369)	(365)
Sale of common stock	658	1,035

Net cash provided by (used for) financing activities	4,580	(11,107)

Increase (Decrease) in Cash and Cash Equivalents	2,551	(15,720)
Effect of Exchange Rates on Cash	435	578

Cash and Cash Equivalents:
Beginning of period	15,345	26,931

End of period	$18,331	$11,789

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three-month period ended October 1, 2005 and October 2, 2004 (Restated)
(Unaudited)
The consolidated condensed financial statements included herein, except for the July 2, 2005 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 2, 2005, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 1, 2005, and the results of its operations and its cash flows for the three months ended October 1, 2005 and October 2, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three-month periods ended October 1, 2005 and October 2, 2004 are not necessarily indicative of the results to be expected for the full year.

1.	Summary of Significant Accounting Policies

Accounting policies followed by the Company are set forth in Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

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

Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to balance the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated condensed balance sheets and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

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

The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the first quarter of fiscal 2006 or 2005.

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

	Three Months Ended
	October 1,	October 2,
	2005	2004

Weighted average number of common shares outstanding used in computation of basic earning per share	20,992	20,825

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	156	241

Shares used in computation of diluted earnings per share	21,148	21,066

Potential common shares of 448,000 and 385,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for the three months ended October 1, 2005 and October 2, 2004, respectively. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

2.	Comprehensive Income

For the three-month periods ended October 1, 2005 and October 2, 2004, the components of comprehensive income were as follows:

	Three Months Ended
	October 1,	October 2,
	2005	2004

Net income	$10,371	$9,067
Other comprehensive income
Foreign currency translation adjustments, net of tax	7,034	4,958
Net unrealized holding gain on derivative financial instruments, net of tax	672	2

Comprehensive income	$18,077	$14,027

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended October 1, 2005, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 2, 2005	$286,313	$52,388	$338,701
Other, primarily foreign currency translation	(84)	2,699	2,615

Balance as of October 1, 2005	$286,229	$55,087	$341,316

Information regarding the Company’s other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	As of October 1, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$102,770	$50,519	$52,251
Non-competition agreements	10,861	7,610	3,251

Total	$113,631	$58,129	$55,502

	As of July 2, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$102,021	$47,821	$54,200
Non-competition agreements	10,829	7,239	3,590

Total	$112,850	$55,060	$57,790

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there is no significant separate value in any customer relationships.

Amortization expense was $2,657 and $2,036 for the three months ended October 1, 2005 and October 2, 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of October 1, 2005 is as follows:

2006 remaining	$8,181
2007	10,632
2008	10,054
2009	6,346
2010	6,097
2011	5,378

4.	Long-Term Debt

On August 31, 2005, the Company amended and restated its revolving credit facility. The amended and restated revolving credit facility of $325,000 expires on August 31, 2010. As of October 1, 2005, borrowings outstanding under the revolving credit facility were $67,850. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of October 1, 2005, letters of credit outstanding against the revolver were $28,165.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of October 1, 2005 bear interest at LIBOR plus 0.75%. The Company also pays a fee on the unused daily balance of the revolver based on a leverage ratio calculated each quarter.

5.	Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year. A maximum of 3,000,000 stock awards can be granted under the Employee Plans and 1,048,318 awards were available for grant as of October 1, 2005.

The Company also maintains the 1996 Director Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for automatic grant of 3,000 nonqualified stock options (initial grants) to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,000 nonqualified stock options on each subsequent annual shareholder meeting date. The Company has reserved 100,000 shares of Class A common stock for issuance under the Directors’ Plan. These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.

The Company has adopted the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(r)”) in the first quarter of fiscal 2006 under the modified retrospective transition method. SFAS 123(r) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the income statement. Under the modified retrospective transition method, all prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.

As a result of adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income for the quarter ended October 2, 2004 have been restated by $695 and $433, respectively. Basic and diluted earnings per share have each been restated by $0.02 per share. The beginning balances of deferred taxes, paid in capital and retained earnings have been restated by $6,013, $18,496 and $12,483, respectively, to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”

The following schedule summarizes activity in the plans for the three months ended October 1, 2005:

	Stock Options
				Weighted
	Employee	Directors’		Average
	Plans	Plan	Grant Price	Exercise Price

Outstanding at July 2, 2005	1,161,547	55,000	$25.00 - 53.34	$34.21
Granted	227,163	3,000	38.25 - 42.97	42.78
Exercised	(21,118)	—	25.75 - 41.56	33.59
Canceled	(5,993)	—	27.95 - 46.00	35.81

Outstanding at October 1, 2005	1,361,599	58,000	$25.00 - 53.34	$35.64

Exercisable at October 1, 2005	844,597	42,000	$25.00 - 53.34	$33.84

The following schedule summarizes the information related to stock options outstanding at October 1, 2005:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
Range of	Number	Option Life	Average	Number	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$16.50 - 25.00	49,000	4.7	$25.00	49,000	$25.00
25.01 - 37.00	919,009	7.2	32.53	641,170	31.48
37.01 - 53.34	451,590	6.7	43.14	196,427	43.72

	1,419,599	7.0	$35.64	886,597	$33.84

The weighted average fair value of options granted in the three months ended October 1, 2005 and October 2, 2004 was $10.79 and $10.64, respectively. The weighted average exercise price was $33.59 and $29.65 for the three months ended October 1, 2005 and October 2, 2004, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 3.82% and 3.33% for the three months ended October 1, 2005 and October 2, 2004, respectively; expected annual dividends of $0.07 per share; expected lives of 4 years and 5 years for the three months ended October 1, 2005 and

October 2, 2004, respectively; and expected volatility of 24.44% and 26.48% for the three months ended October 1, 2005 and October 2, 2004, respectively.

Compensation cost for stock options is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Total compensation expense related to stock options was $782 and $695 for the three months ended October 1, 2005 and October 2, 2004, respectively.

Under the Employee Plans, the Company grants restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. During the three months ended October 1, 2005 and October 2, 2004 the Company granted 72,895 and 12,250 shares of restricted stock, respectively. The weighted average grant date fair value per share of restricted stock granted during the three months ended October 1, 2005 and October 2, 2004 was $42.55 and $36.41, respectively. The Company records deferred compensation to stockholders’ equity at the time of grant for the difference between the par value and fair market value as of the grant date. Compensation expense is recognized as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $225 and $277 for the three months ended October 1, 2005 and October 2, 2004, respectively.

6.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended October 1, 2005 and October 2, 2004:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	Oct 1,	Oct 2,	Oct 1,	Oct 2,
	2005	2004	2005	2004

Service cost	$1,190	$1,154	$234	$226
Interest cost	809	829	188	196
Expected return on assets	(616)	(663)	—	—
Prior service cost	13	17	11	12
Loss	340	157	76	66

Net periodic pension cost	$1,736	$1,494	$509	$500

7.	Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three-month periods ended October 1, 2005 and October 2, 2004 is as follows:

	United
For the Three Months Ended	States	Canada	Total

First Quarter Fiscal Year 2006:
Revenues	$173,196	$34,752	$207,948
Income from operations	12,823	6,074	18,897
Capital expenditures	7,750	756	8,506
Depreciation and amortization expense	9,108	1,491	10,599
First Quarter Fiscal Year 2005:
Revenues	$155,870	$26,562	$182,432
Income from operations	12,158	4,897	17,055
Capital expenditures	(1,120)	534	(586)
Depreciation and amortization expense	8,901	1,257	10,158

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
We made several small acquisitions during the first three months of fiscal 2005 and none in the first three months of fiscal 2006. The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in aggregate.
Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in conformity with United States generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. See Note 1 to the consolidated condensed financial statements for additional discussion of the application of these and other accounting policies.
Revenue Recognition and Allowance for Doubtful Accounts
Our rental operations business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or abused merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Estimates are used in determining the collectibility of billed accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. While we have been consistent in applying our judgments and in making our estimates over the past two fiscal years, material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2005 and there have been no events or circumstances through the first three months of fiscal 2006 that would indicate that there may have been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2005 or through the first three months of fiscal 2006.
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
Results of Operations
The percentage relationships to net sales of certain income and expense items for the three-month periods ended October 1, 2005 and October 2, 2004, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Percentage
	Ended		Change
			Three Months
	Oct 1,	Oct 2,	FY 2006
	2005	2004	vs. FY 2005

Revenues:
Rental	93.3%	96.6%	10.1%
Direct	6.7	3.4	126.0

Total revenues	100.0	100.0	14.0

Expenses:
Cost of rental sales	64.2	63.0	12.2
Cost of direct sales	73.5	79.7	108.4

Total cost of sales	64.8	63.5	16.2

Selling and administrative	21.0	21.6	11.3
Depreciation and amortization	5.1	5.6	4.3

Income from operations	9.1	9.3	10.8

Interest expense	1.5	1.3	18.3

Income before income taxes	7.6	8.0	9.5
Provision for income taxes	2.6	3.0	1.3

Net income	5.0%	5.0%	14.4%

Three months ended October 1, 2005 compared to three months ended October 2, 2004
Revenues. Total revenues in the first quarter of fiscal 2006 increased 14.0% to $207.9 million from $182.4 million in the first quarter of fiscal 2005. Rental revenue increased $17.8 million in the first quarter, or 10.1%. The organic industrial rental growth rate was approximately 3%, an improvement from negative 2% in the same period of fiscal 2005. Organic industrial rental revenue has improved due to growth initiatives and improving economic conditions, slightly offset by the impact of Hurricanes Katrina and Rita by approximately 0.4%.
Direct sale revenue increased 126.0% to $13.9 million in the first quarter of fiscal 2006 compared to $6.1 million in the same period of fiscal 2005. The organic direct sale growth rate was approximately 11%. The increase in organic direct sale revenue was due primarily to large shipments throughout the quarter to one customer at our direct sale unit.
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
Cost of Rental and Direct Sale. Cost of rental operations increased 12.2% to $124.5 million in the first quarter of fiscal 2006 from $111.0 million in the same period of fiscal 2005. Gross margin from rental sales decreased to 35.8% in the first quarter of fiscal 2006 from 37.0% in the first quarter of fiscal 2005. Rental gross margins declined due to higher energy costs, costs associated with new customer growth and the impact on our operations of hurricanes.
Cost of direct sales increased 108.4% to $10.2 million in the first quarter of fiscal 2006 from $4.9 million in the same period of fiscal 2005. Gross margin from direct sales increased to 26.5% in the first quarter of fiscal 2006 from 20.3% in the first quarter of fiscal 2005. The increase in gross margin was primarily due to changes in product mix and volume related efficiencies.
Selling and Administrative. Selling and administrative expenses increased 11.3% to $43.7 million in the first quarter of fiscal 2006 from $39.3 million in the same period of fiscal 2005. As a percentage of total revenues, selling and administrative expenses were 21.0% in the first quarter of fiscal 2006 down from 21.6% in the first quarter of fiscal 2005. In dollar terms, total selling and administrative expenses increased with continued investment in growth oriented initiatives, additional expense related to acquired businesses and costs associated with hurricanes. These increases were partially offset by a $1.5 million gain on sale of property.
Depreciation and Amortization. Depreciation and amortization expense increased 4.3% to $10.6 million in the first quarter of fiscal 2006 from $10.2 million in the same period of fiscal 2005. As a percentage of total revenues, depreciation and amortization expense decreased to 5.1% in the first quarter of fiscal 2006 from 5.6% in the first quarter of fiscal 2005. Net capital expenditures, excluding acquisition of businesses, were $8.5 million in the first quarter of fiscal 2006 compared to $(0.6) million in the prior year’s quarter.
Income from Operations. Hurricanes in the first quarter of fiscal 2006 had a negative impact on net operating margins of approximately 0.8%.
Interest Expense. Interest expense was $3.0 million in the first quarter of fiscal 2006, up from $2.5 million in the same period of fiscal 2005. The increase was due to higher debt levels in conjunction with the acquisition of business assets in the previous twelve months and an increase in interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 34.7% in the first quarter of fiscal 2006 from 37.5% in the same period of fiscal 2005 due to reductions of taxes previously provided and a favorable mix of income earned in various taxing jurisdictions, including foreign operations, with different tax rates.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Operating Activities. Net cash provided by operating activities was $7.3 million in the first three months of fiscal 2006 and $14.7 million in the same period of fiscal 2005. In the first quarter of fiscal 2006, cash provided by operations was negatively impacted due to working capital needed to support organic growth and incentive compensation payments in connection with fiscal 2005 performance. In the first quarter of fiscal 2005 cash provided by operations was positively impacted by one-time improvements related to a focus on timely collection of accounts receivable.
Working capital at October 1, 2005 was $134.4 million, up 43.3% from $93.8 million at July 2, 2005. The increase in working capital is largely due to the reduction of current portions of long term debt as a result of our renewed credit facility.
Investing Activities. Net cash used in investing activities was $9.3 million in the first three months of fiscal 2006 and $19.3 million in the same period of fiscal 2005. In fiscal 2006, cash was primarily used for property, plant and equipment additions. In fiscal 2005, cash was largely used for acquisitions of business assets and investments made in information technology and revenue growth initiatives, partially offset by proceeds from the sale of selected plant assets. Proceeds on these sales totaled $5.6 million.
Financing Activities. Cash provided by financing activities was $4.6 million in the first three months of fiscal 2006 and cash used for financing activities was $11.1 million in the same period of fiscal 2005. Cash provided in fiscal 2006 was from debt proceeds used primarily for property, plant and equipment additions. Cash used in fiscal 2005 was primarily related to the repayment of long-term debt.
On August 31, 2005, we amended and restated our revolving credit facility. The amended and restated revolving credit facility of $325.0 million expires on August 31, 2010. As of October 1, 2005, borrowings outstanding under the revolving credit facility were $67.9 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50 million in letters of credit. As of October 1, 2005, letters of credit outstanding against the revolver were $28.2 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of October 1, 2005 bear interest at LIBOR plus 0.75%. We also pay a fee on the unused daily balance of the revolver based on a leverage ratio calculated each quarter.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
The following table summarizes our fixed cash obligations as of October 1, 2005 for the fiscal years ending June (in thousands):

						2011 and
	2006					There-
	Remaining	2007	2008	2009	2010	after	Total

Variable rate term loan and revolving credit facility	$—	$—	$—	$—	$67,850	$—	$67,850
Variable rate notes	—	—	—	—	—	75,000	75,000
Variable rate loan	—	—	50,000	—	—	—	50,000
Fixed rate notes	—	7,143	7,143	7,143	7,143	7,142	35,714
Other debt arrangements, including capital leases	484	12,101	121	42	—	—	12,748
Operating leases	12,481	14,458	11,237	7,366	5,087	3,750	54,379

Total contractual cash obligations	$12,965	$33,702	$68,501	$14,551	$80,080	$85,892	$295,691

Also, at October 1, 2005, we had stand-by letters of credit totaling $28.2 million issued and outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.

At October 1, 2005, we had available cash on hand of $18.3 million and approximately $229 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2006 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2006 will be approximately $25 million to $30 million.
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
Pension Obligations
We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.7 million in the first quarter of fiscal 2006 and $1.5 million in the same period of fiscal 2005. At July 2, 2005, the fair value of our pension plan assets totaled $29.1 million.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 2, 2005, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 2, 2005 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated fiscal 2006 pension expense by approximately $0.1 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.50% at July 2, 2005. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.50% to 5.00%) would have increased our accumulated benefit obligation at July 2, 2005 by approximately $4.1 million and increased the estimated fiscal 2006 pension expense by approximately $1.1 million.
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
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent between 4-5% of our total revenue.
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
Stock-Based Compensation
We have adopted the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(r)”) in the first quarter of fiscal 2006 under the modified retrospective transition method. SFAS 123(r) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the income statement. Under the modified retrospective transition method, all prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.
Income before income taxes and net income for the quarter ended October 2, 2004 have been restated by $.7 million and $.4 million, respectively. Basic and diluted earnings per share have each been restated by $0.02 per share. The beginning balances of deferred taxes, paid in capital and retained earnings have been restated by $6.0 million, $18.5 million and $12.5 million, respectively, to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No. 123.
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
Some of the factors that could cause actual results or events to vary from stated expectations include, but are not limited to, the following: unforeseen operating risks; the effects of overall economic conditions and employment levels; fluctuations in costs of insurance and energy; acquisition integration costs; the performance of acquired businesses; preservation of positive labor relationships; competition, including pricing, within the branded identity apparel and facility services industry; unplanned litigation or regulatory proceedings; and the availability of capital to finance planned growth. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the first quarter of fiscal 2006 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at October 1, 2005 on the change in the cost of variable rate debt.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. We purchase gasoline futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The gasoline futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. The current fair market value of all outstanding contracts at October 1, 2005 is $0.6 million.
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

PART II
OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table includes information about our share repurchases for the quarter ended October 1, 2005.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units) that
	Total Number of	Average Price	Purchased as Part of	May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
Month #1
(Fiscal month ending August 6, 2005)	—	—	—	—
Month #2
(Fiscal month ending September 3, 2005)	—	—	—	—
Month #3
(Fiscal month ending October 1, 2005)	—	—	—	—
The Company has two classes of voting securities outstanding: Class A common stock, $0.50 par value per share, and Class B common stock, $0.50 par value per share. Each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 10 votes, on each matter submitted to a vote of shareholders. Class A common stock may be acquired by holders of Class B Common Stock upon conversion of their shares of Class B common stock, at any time, on the basis of one share of Class A common stock for each share of Class B common stock converted. On September 2, 2005, the Company issued 199,167 shares of Class A common stock to one of its shareholders upon the conversion by such shareholder of a like number of shares of Class B common stock. The Company received no proceeds from such issuance. Because such issuance of Class A common stock upon the conversion of Class B common stock did not involve a public offering of securities, we relied on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in connection with such issuance.
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

b. Reports on Form 8-K
A Form 8-K, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers as filed on August 26, 2005.
A Form 8-K, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers as filed on August 29, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)
Date: November 4, 2005	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Michael F. Woodard
Michael F. Woodard
Vice President and Controller (Principal Accounting Officer)