Form 10-Q
period 2005-12-31
G&K SERVICES INC
filed 2006-02-03
CIK 39648

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended December 31, 2005
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
Common Stock, par value $0.50 per share, outstanding
February 1, 2006 was 21,234,126 shares.

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 31,	July 2,
	2005	2005
(In thousands)	(Unaudited)	(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$14,080	$15,345
Accounts receivable, less allowance for doubtful accounts of $3,290 and $2,890	94,651	83,459
Inventories	131,501	121,120
Prepaid expenses	15,107	16,587

Total current assets	255,339	236,511

Property, Plant and Equipment, net	248,234	243,307
Goodwill	346,246	338,701
Other Assets	84,014	84,650

	$933,833	$903,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,091	$25,695
Accrued expenses	75,434	81,523
Deferred income taxes	9,212	8,971
Current maturities of long-term debt	7,595	26,537

Total current liabilities	118,332	142,726

Long-Term Debt, net of Current Maturities	231,073	210,462
Deferred Income Taxes	30,735	30,887
Other Noncurrent Liabilities	41,771	37,651
Stockholders’ Equity	511,922	481,443

	$933,833	$903,169

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
		January 1,		January 1,
	December 31,	2005	December 31,	2005
(In thousands, except per share data)	2005	(Restated)	2005	(Restated)

Revenues
Rental operations	$199,355	$183,110	$393,423	$359,401
Direct sales	19,993	12,025	33,873	18,166

Total revenues	219,348	195,135	427,296	377,567

Operating Expenses
Cost of rental operations	127,672	116,415	252,178	227,424
Cost of direct sales	14,155	8,441	24,356	13,337
Selling and administrative	47,855	41,980	91,600	81,294
Depreciation and amortization	10,644	10,161	21,243	20,319

Total operating expenses	200,326	176,997	389,377	342,374

Income from Operations	19,022	18,138	37,919	35,193
Interest expense	3,302	2,641	6,317	5,189

Income before Income Taxes	15,720	15,497	31,602	30,004
Provision for income taxes	5,486	5,769	10,997	11,209

Net Income	$10,234	$9,728	$20,605	$18,795

Basic weighted average number of shares outstanding	21,083	20,911	21,037	20,868
Basic Earnings per Common Share	$0.49	$0.46	$0.98	$0.90

Diluted weighted average number of shares outstanding	21,221	21,678	21,185	21,378
Diluted Earnings per Common Share	$0.48	$0.45	$0.97	$0.88

Dividends per share	$0.0175	$0.0175	$0.0350	$0.0350

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
		January 1,
	December 31,	2005
(In thousands)	2005	(Restated)

Operating Activities:
Net income	$20,605	$18,795
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	21,243	20,319
Stock-based compensation	2,118	1,972
Deferred income taxes	371	922
Changes in current operating items, exclusive of acquisitions	(21,198)	(13,111)
Other assets and liabilities	977	838

Net cash provided by operating activities	24,116	29,735

Investing Activities:
Property, plant and equipment additions, net	(16,482)	(4,095)
Acquisitions of business assets and other	(12,763)	(36,038)

Net cash used for investing activities	(29,245)	(40,133)

Financing Activities:
Repayments of long-term debt	(7,484)	(17,114)
Proceeds from short-term borrowings, net	10,550	7,400
Cash dividends paid	(747)	(732)
Sale of common stock	1,250	3,251

Net cash provided by (used for) financing activities	3,569	(7,195)

Decrease in Cash and Cash Equivalents	(1,560)	(17,593)
Effect of Exchange Rates on Cash	295	1,620

Cash and Cash Equivalents:
Beginning of period	15,345	26,931

End of period	$14,080	$10,958

Supplemental Cash Flow Information:
Non-Cash Transactions -
Debt issued in connection with business acquisitions	$(1,419)	$11,890

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and six month periods ended December 31, 2005 and January 1, 2005
(Unaudited)
The consolidated condensed financial statements included herein, except for the July 2, 2005 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 2, 2005, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of its operations for the three and six months ended and its cash flows for the six months ended December 31, 2005 and January 1, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.
The results of operations for the three and six month periods ended December 31, 2005 and January 1, 2005 are not necessarily indicative of the results to be expected for the full year.
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
The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the second quarter of fiscal 2006 or 2005.
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

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Weighted average number of common shares outstanding used in computation of basic earnings per share	21,083	20,911	21,037	20,868

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	138	767	148	510

Shares used in computation of diluted earnings per share	21,221	21,678	21,185	21,378

Potential common shares related to the Company’s outstanding stock options and restricted stock grants of 522,000 and 161,000 for the three month periods, and 485,000 and 273,000 for the six month periods ended December 31, 2005 and January 1, 2005, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

2.	Comprehensive Income

For the three and six month periods ended December 31, 2005 and January 1, 2005, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Net income	$10,234	$9,728	$20,605	$18,795
Other comprehensive income
Foreign currency translation adjustments, net of tax	(298)	5,480	6,736	10,438
Net unrealized holding gain on derivative financial instruments, net of tax	(154)	227	518	229

Comprehensive income	$9,782	$15,435	$27,859	$29,462

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2005, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 2, 2005	$286,313	$52,388	$338,701
Goodwill acquired during the period	1,143	3,659	4,802
Other, primarily foreign currency translation	—	2,743	2,743

Balance as of December 31, 2005	$287,456	$58,790	$346,246

Information regarding the Company’s other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	As of December 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$104,343	$52,897	$51,446
Non-competition agreements	10,880	7,863	3,017

Total	$115,223	$60,760	$54,463

	As of July 2, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$102,021	$47,821	$54,200
Non-competition agreements	10,829	7,239	3,590

Total	$112,850	$55,060	$57,790

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there is no significant separate value in any customer relationships.
Amortization expense was $5,311 and $4,306 for the six months ended December 31, 2005 and January 1, 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of December 31, 2005 is as follows:

2006 remaining	$5,640
2007	10,821
2008	10,242
2009	6,534
2010	6,283
2011	5,562

4.	Long-Term Debt

On August 31, 2005, the Company amended and restated its revolving credit facility. The amended and restated revolving credit facility of $325,000 expires on August 31, 2010. As of December 31, 2005, borrowings outstanding under the revolving credit facility were $66,800. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of December 31, 2005, letters of credit outstanding against the revolver were $31,760.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 31, 2005 bear interest at LIBOR plus 0.875%. The Company also pays a fee on the unused daily balance of the revolver based on a leverage ratio calculated each quarter.
5.	Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year. A maximum of 3,000,000 stock awards can be granted under the Employee Plans and 1,031,895 awards were available for grant as of December 31, 2005.

The Company also maintains the 1996 Director Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for automatic grant of 3,000 nonqualified stock options (initial grants) to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,500 nonqualified stock options and 500 stock grants on each subsequent annual shareholder meeting date. The Company has reserved 100,000 shares of Class A common stock for issuance under the Directors’ Plan. These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.

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
As a result of adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income have been restated by $754 and $469 for the three month period, and $1,449 and $902 for the six month period ended January 1, 2005, respectively. Basic and diluted earnings per share have been restated by $0.03 and $0.03 per share for the three month period, and $0.04 and $0.05 per share for the six month period ended January 1, 2005, respectively. The beginning balances of deferred taxes, paid in capital and retained earnings have been restated by $6,013, $18,496 and $12,483, respectively, to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”
The following schedule summarizes activity in the plans for the three and six month periods ended December 31, 2005:

	Stock Options
				Weighted
	Employee	Directors'		Average
	Plans	Plan	Grant Price	Exercise Price

Three months:
Outstanding at October 1, 2005	1,361,599	58,000	$25.00 -- 53.34	$35.64
Granted	30,502	10,500	38.33 -- 49.43	38.50
Exercised	(12,559)	(8,000)	25.00 -- 36.41	28.84
Canceled	(20,798)	—	27.95 -- 46.00	38.70

Outstanding at December 31, 2005	1,358,744	60,500	$25.00 -- 53.34	$35.81

Six months:
Outstanding at July 2, 2005	1,161,547	55,000	$25.00 -- 53.34	$34.21
Granted	257,665	13,500	38.25 -- 49.43	42.13
Exercised	(33,677)	(8,000)	25.00 -- 41.56	31.25
Canceled	(26,791)	—	27.95 -- 46.00	38.05

Outstanding at December 31, 2005	1,358,744	60,500	$25.00 -- 53.34	$35.81

Exercisable at December 31, 2005	851,560	42,000	$25.00 -- 53.34	$34.00

The following schedule summarizes the information related to stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
Range of Exercise	Number	Option Life	Average	Number	Average
Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$16.50 — 25.00	42,300	4.4	$25.00	42,300	$25.00
25.01 — 37.00	892,550	7.3	32.56	650,904	31.62
37.01 — 53.34	484,394	6.2	42.74	200,356	43.61

	1,419,244	6.8	$35.81	893,560	$34.00

The weighted average fair value of options granted was $11.45 and $12.57 for the three month periods, and $10.89 and $10.69 for the six month periods ended December 31, 2005 and January 1, 2005, respectively. The weighted average exercise price was $28.84 and $28.79 for the three month periods, and $31.25 and $29.08 for the six month periods ended December 31, 2005 and January 1, 2005, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 4.35% and 3.56% for the three month periods, and 3.90% and 3.34% for the six month periods ended December 31, 2005 and January 1, 2005, respectively; expected annual dividends of $0.07 per share; expected lives of 4 years and 5 years for the three and six months ended December 31, 2005 and January 1, 2005, respectively; and expected volatility of 24.57% and 26.04% for the three month periods, and 24.46% and 26.47% for the six month periods ended December 31, 2005 and January 1, 2005, respectively.
Compensation cost for stock options is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Total compensation expense related to stock options was $823 and $754 for the three month periods, and $1,605 and $1,449 for the six month periods ended December 31, 2005 and January 1, 2005, respectively.
Under the Employee Plans, the Company grants restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. The Company granted 6,840 shares of restricted stock in the three month period ended December 31, 2005 and 79,735 and 12,250 shares of restricted stock in the six month periods ended December 31, 2005 and January 1, 2005, respectively. The weighted average grant date fair value per share of restricted stock granted during the three month period ended December 31, 2005 was $38.48, and for the six month periods ended December 31, 2005 and January 2, 2005 was $42.58 and $36.41, respectively. Compensation expense is recognized as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $288 and $246 for the three month periods, and $513 and $523 for the six month periods ended December 31, 2005 and January 1, 2005, respectively.

6.	Employee Benefit Plans
The components of net periodic pension cost are as follows for the three months ended December 31, 2005 and January 1, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Service cost	$1,191	$741	$234	$164
Interest cost	809	532	189	142
Expected return on assets	(617)	(426)	—	—
Prior service cost	13	11	10	9
Loss	340	101	76	38

Net periodic pension cost	$1,736	$959	$509	$353

The components of net periodic pension cost are as follows for the six months ended December 31, 2005 and January 1, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Six Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Service cost	$2,381	$1,895	$468	$390
Interest cost	1,618	1,361	377	338
Expected return on assets	(1,233)	(1,089)	—	—
Prior service cost	26	28	21	21
Loss	680	258	152	104

Net periodic pension cost	$3,472	$2,453	$1,018	$853

7.	Segment Information
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and six month periods ended December 31, 2005 and January 1, 2005 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Second Quarter Fiscal Year 2006:
Revenues	$181,298	$38,050	$219,348
Income from operations	12,342	6,680	19,022
Property, plant and equipment additions, net	7,426	550	7,976
Depreciation and amortization expense	9,156	1,488	10,644
Second Quarter Fiscal Year 2005:
Revenues	$163,175	$31,960	$195,135
Income from operations	11,594	6,544	18,138
Property, plant and equipment additions, net	3,355	1,326	4,681
Depreciation and amortization expense	8,806	1,355	10,161

	United
For the Six Months Ended	States	Canada	Total

Fiscal Year 2006:
Revenues	$354,494	$72,802	$427,296
Income from operations	25,165	12,754	37,919
Property, plant and equipment additions, net	15,176	1,306	16,482
Depreciation and amortization expense	18,264	2,979	21,243
Fiscal Year 2005:
Revenues	$319,044	$58,523	$377,567
Income from operations	23,752	11,441	35,193
Property, plant and equipment additions, net	2,235	1,860	4,095
Depreciation and amortization expense	17,707	2,612	20,319

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
We made two small acquisitions during the first six months of fiscal 2006. In October, 2005, we acquired certain assets from Glis Laundries, a uniform and textile service company serving customers in Sarnia, Ontario, Detroit, Michigan and St. Louis, Missouri. This purchase expands and enhances our uniform and textile rental business in North America. Also in October, 2005, we acquired certain customer contracts from Ameripride Services, Inc., serving customers in Mobile, Alabama. This purchase enhances our geographic coverage in North America.
The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in aggregate. The total purchase price consideration, including related acquisition costs of the transaction was $11.8 million. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $4.8 million.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2005 and there have been no events or circumstances through the first six months of fiscal 2006 that would indicate that there may have been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2005 or through the first six months of fiscal 2006.
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
Results of Operations
The percentage relationships to net sales of certain income and expense items for the three and six month periods ended December 31, 2005 and January 1, 2005, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change
					Three Months	Six Months
	December 31,	January 1,	December 31,	January 1,	FY 2006	FY 2006
	2005	2005	2005	2005	vs. FY 2005	vs. FY 2005
Revenues:
Rental	90.9%	93.8%	92.1%	95.2%	8.9%	9.5%
Direct	9.1	6.2	7.9	4.8	66.3	86.5

Total revenues	100.0	100.0	100.0	100.0	12.4	13.2

Expenses:
Cost of rental sales	64.0	63.6	64.1	63.3	9.7	10.9
Cost of direct sales	70.8	70.2	71.9	73.4	67.7	82.6

Total cost of sales	64.7	64.0	64.7	63.8	13.6	14.9

Selling and administrative	21.8	21.5	21.4	21.5	14.0	12.7
Depreciation and amortization	4.8	5.2	5.0	5.4	4.8	4.5

Income from operations	8.7	9.3	8.9	9.3	4.9	7.7

Interest expense	1.5	1.4	1.5	1.4	25.0	21.7

Income before income taxes	7.2	7.9	7.4	7.9	1.4	5.3
Provision for income taxes	2.5	2.9	2.6	2.9	(4.9)	(1.9)

Net income	4.7%	5.0%	4.8%	5.0%	5.2%	9.6%

Three months ended December 31, 2005 compared to three months ended January 1, 2005
Revenues. Total revenues in the second quarter of fiscal 2006 increased 12.4% to $219.3 million from $195.1 million in the second quarter of fiscal 2005. Rental revenue increased $16.2 million in the second quarter, or 8.9%. The organic industrial rental growth rate was approximately 3.5%, an improvement from negative 1.0% in the same period of fiscal 2005. Organic industrial rental revenue has improved due to growth initiatives and in particular, accelerated new account growth and improvements in customer retention rates. These improvements were slightly offset by lost revenues related to hurricanes.
Direct sale revenue increased 66.3% to $20.0 million in the second quarter of fiscal 2006 compared to $12.0 million in the same period of fiscal 2005. The organic direct sale growth rate was approximately 6.5%. The increase in organic direct sale revenue was due primarily to sales related to our annual outerwear promotion.
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
Cost of Rental and Direct Sale. Cost of rental operations increased 9.7% to $127.7 million in the second quarter of fiscal 2006 from $116.4 million in the same period of fiscal 2005. Gross margin from rental sales decreased to 36.0% in the second quarter of fiscal 2006 from 36.4% in the same period of fiscal 2005. Rental gross margins declined due to higher energy costs, costs associated with new customer growth, the impact of hurricanes and costs related to recent acquisitions, primarily in Canada. These costs were partially offset by operational initiatives focused on lower merchandise and production costs as well as the impact of higher pricing.
Cost of direct sales increased 67.7% to $14.2 million in the second quarter of fiscal 2006 from $8.4 million in the same period of fiscal 2005. Gross margin from direct sales decreased to 29.2% in the second quarter of fiscal 2006 from 29.8% in the second quarter of fiscal 2005. The decrease in gross margin was primarily due to changes in product mix.
Selling and Administrative. Selling and administrative expenses increased to $47.9 million in the second quarter of fiscal 2006 from $42.0 million in the same period of fiscal 2005. As a percentage of total revenues, selling and administrative expenses increased to 21.8% in the second quarter of fiscal 2006 from 21.5% in the second quarter of fiscal 2005. Total selling and administrative expenses increased with continued investment in growth oriented initiatives, additional spending related to acquired businesses and increased staffing to support long-term growth and strategic initiatives.
Depreciation and Amortization. Depreciation and amortization expense increased 4.8% to $10.6 million in the second quarter of fiscal 2006 from $10.2 million in the same period of fiscal 2005. As a percentage of total revenues, depreciation and amortization expense decreased to 4.8% in the second quarter of fiscal 2006 from 5.2% in the second quarter of fiscal 2005. Capital expenditures, excluding acquisition of businesses, were $8.0 million in the second quarter of fiscal 2006 compared to $4.7 million in the prior year’s quarter.
Interest Expense. Interest expense was $3.3 million in the second quarter of fiscal 2006, up from $2.6 million in the same period of fiscal 2005. The increase was due to increased debt levels in conjunction with the acquisition of business assets in the previous twelve months and an increase in interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 34.9% in the second quarter of fiscal 2006 from 37.2% in the same period of fiscal 2005 due to reductions of taxes previously provided for the impact of state tax credits received during the quarter and a favorable mix of income earned in various taxing jurisdictions, including foreign operations, with different tax rates.
Six months ended December 31, 2005 compared to six months ended January 1, 2005
Revenues. Total revenues for the first six months of fiscal 2006 increased 13.2% to $427.3 million from $377.6 million for the same period of fiscal 2005. Rental revenue increased $34.0 million in the first six months, or 9.5%. The organic industrial rental growth rate was approximately 3.5%. Organic industrial rental revenue has improved due to growth initiatives, improved customer retention and improving economic conditions, slightly offset by the impact of hurricanes.
Direct sale revenue increased 86.5% to $33.9 million in the first six months of fiscal 2006 compared to $18.2 million in the same period of fiscal 2005. The organic direct sale growth rate was approximately 8.0%. The increase in organic direct sale revenue is largely due to garment sales through our rental operations including our annual outerwear promotion and growth in our Lion direct sales unit that was acquired in the second quarter of last year.
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
Cost of Rental and Direct Sale. Cost of rental operations increased 10.9% to $252.2 million in the first six months of fiscal 2006 from $227.4 million in the same period of fiscal 2005. Gross margin from rental sales decreased to 35.9% in the first six months of fiscal 2006 from 36.7% in the same period of fiscal 2005. Higher energy costs, costs associated with new customer growth, the impact of hurricanes on the operations and costs related to recent acquisitions, primarily in Canada were partially offset by numerous operational initiatives as well as the impact of higher pricing.
Cost of direct sales increased 82.6% to $24.4 million in the first six months of fiscal 2006 from $13.3 million in the same period of fiscal 2005. Gross margin from direct sales increased to 28.1% in the first six months of fiscal 2006 from 26.6% in the same period of fiscal 2005. The increase in margins was primarily due to improved cost leverage resulting from greater sales volume.
Selling and Administrative. Selling and administrative expenses increased 12.7% to $91.6 million in the first six months of fiscal 2006 from $81.3 million in the same period of fiscal 2005. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in the first six months of fiscal 2006 from 21.5% in the same period of fiscal 2005. The improvement as a percent of revenue was largely due to additional leverage on incremental revenue growth, partially offset by continued investment in growth initiatives and increased staffing to support long-term growth and strategic initiatives.
Depreciation and Amortization. Depreciation and amortization expense increased 4.5% to $21.2 million in the first six months of fiscal 2006 from $20.3 million in the same period of fiscal 2005. As a percentage of total revenues, depreciation and amortization expense decreased to 5.0% in the first six months of fiscal 2006 from 5.4% in the same period of fiscal 2005. Capital expenditures, excluding acquisition of businesses, were $16.5 million in the first six months of fiscal 2006 compared to $4.1 million in the same period of fiscal 2005. The decreased level of spending in the prior year was driven by $5.6 million in proceeds from the sale of selected plant assets.
Income from Operations. Hurricanes in the first six months of fiscal 2006 had a negative impact on net operating margins of approximately 0.4%.
Interest Expense. Interest expense was $6.3 million in the first six months of fiscal 2006, up from $5.2 million in the same period of fiscal 2005. The increase was due to increased debt levels in conjunction with the acquisition of business assets in the previous twelve months and an increase in interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 34.8% in the first six months of fiscal 2006 from 37.4% in the same period of fiscal 2005 due to reductions of taxes previously provided for and a favorable mix of income earned in various taxing jurisdictions, including foreign operations, with different tax rates.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Operating Activities. Net cash provided by operating activities was $24.1 million in the first six months of fiscal 2006 and $29.7 million in the same period of fiscal 2005. In fiscal 2006, cash provided by operations was negatively impacted due to working capital needed to support organic growth and incentive compensation payments in connection with fiscal 2005 performance. In fiscal 2005, cash provided by operations was positively impacted by one-time improvements related to a focus on timely collection of accounts receivable.
Working capital at December 31, 2005 was $137.0 million, up 46.1% from $93.8 million at July 2, 2005. The increase in working capital is largely due to the reduction of current portions of long term debt as a result of our renewed credit facility.
Investing Activities. Net cash used in investing activities was $29.2 million in the first six months of fiscal 2006 and $40.1 million in the same period of fiscal 2005. In fiscal 2006, cash was primarily used for acquisition of business assets and property plant and equipment additions. In fiscal 2005, cash was largely used for acquisition of business assets and property plant and equipment additions, partially offset by proceeds from the sale of selected plant assets. The sale of these assets is the result of our continued focus on improving asset utilization. Proceeds on these sales totaled $5.6 million.
Financing Activities. Cash provided by financing activities was $3.6 million in the first six months of fiscal 2006 and cash used for financing activities was $7.2 million in the same period of fiscal 2005. Cash provided in fiscal 2006 was from debt proceeds used primarily for the acquisition of business assets and property plant and equipment additions. Cash used in fiscal 2005 was primarily related to the repayment of long-term debt. The Company paid dividends of $0.7 million during the first six months of fiscal 2006.
As of December 31, 2005, borrowings outstanding under the revolving credit facility were $66.8 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50 million in letters of credit. As of December 31, 2005, letters of credit outstanding against the revolver were $31.8 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 31, 2005 bear interest at LIBOR plus 0.875%. We also pay a fee on the unused daily balance of the revolver based on a leverage ratio calculated each quarter.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
The following table summarizes our fixed cash obligations as of December 31, 2005 for the fiscal years ending June (in thousands):

	2006 Remaining	2007	2008	2009	2010	2011 and There-after	Total

Variable rate term loan and revolving credit facility	$—	$—	$—	$—	$66,800	$—	$66,800
Variable rate notes	—	—	—	—	—	75,000	75,000
Variable rate loan	—	—	50,000	—	—	—	50,000
Fixed rate notes	—	7,143	7,143	7,143	7,143	7,142	35,714
Other debt arrangements, including capital leases	309	10,682	121	42	—	—	11,154
Operating leases	10,243	15,142	12,128	7,924	5,561	4,174	55,172

Total contractual cash obligations	$10,552	$32,967	$69,392	$15,109	$79,504	$86,316	$293,840

Also, at December 31, 2005, we had stand-by letters of credit totaling $31.8 million issued and outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.
At December 31, 2005, we had available cash on hand of $14.1 million and approximately $226 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2006 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2006 will be approximately $25 million to $30 million.
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
Pension Obligations
We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.7 million in the second quarter of fiscal 2006 and $1.0 million in the same period of fiscal 2005. At July 2, 2005, the fair value of our pension plan assets totaled $29.1 million.
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
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 5% of our total revenue.

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
Income before income taxes and net income for the quarter ended January 1, 2005 have been restated by $0.8 million and $0.5 million, respectively. Basic and diluted earnings per share have each been restated by $0.03 per share. The beginning balances of deferred taxes, paid in capital and retained earnings have been restated by $6.0 million, $18.5 million and $12.5 million, respectively, to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No. 123.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the second quarter of fiscal 2006 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 31, 2005 on the change in the cost of variable rate debt.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. We purchase gasoline futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The gasoline futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. The current fair market value of all outstanding contracts at December 31, 2005 is $0.1 million.
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

PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     c. The following table includes information about our share repurchases for the quarter ended December 31, 2005.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number of	Average Price	Purchased as Part of	that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (Fiscal month ending November 5, 2005)	375	$0.00	—	—

Month #2 (Fiscal month ending December 3, 2005)	1,991	$0.00	—	—

Month #3 (Fiscal month ending December 31, 2005)	3,194	$0.50	—	—
All repurchased shares were initially issued under the Employee Plans as restricted stock grants subject to forfeiture upon termination of employment. All repurchases were made upon forfeiture of shares by the recipient of such restricted stock grants. Pursuant to the Restricted Stock Agreements governing such grants, the repurchase price for all shares was $0.00 or $0.50, which represents the per share amount paid by the restricted stock grant recipient on the date of grant.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Company held its Annual Meeting of Shareholders on November 10, 2005.

b.	The following three persons were elected as Class I directors: Michael G. Allen, J. Patrick Doyle and M. Lenny Pippin. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: Paul Baszucki, John S. Bronson, Wayne M. Fortun, Richard L. Marcantonio, Ernest J. Mrozek and Alice M. Richter.

c.	1. Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority
Mr. Allen	29,461,026	735,766
Mr. Doyle	28,726,543	1,470,249
Mr. Pippin	28,703,507	1,493,285

2.	Shareholders voted on a proposal to adopt the Amended and Restated 1996 Directors’ Stock Incentive Plan: 26,503,132 shares in favor, 1,170,134 shares voting against and 34,089 shares abstaining.

3.	Shareholders ratified the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as independent auditors of the Company for 2006: 29,627,072 shares in favor, 553,606 shares voting against and 16,115 shares abstaining.
ITEM 6. EXHIBITS
     a. Exhibits
10.1 Employment Agreement, dated December 19, 2005, between G&K Services, Inc. and David M. Miller.
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

G&K SERVICES, INC. (Registrant)
Date: February 3, 2006	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael F. Woodard
Michael F. Woodard
Vice President and Controller (Principal Accounting Officer)