Form 10-Q
period 2006-04-01
G&K SERVICES INC
filed 2006-05-05
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
          Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, par value $0.50 per share, outstanding
May 1, 2006 was 21,271,489 shares.

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	April 1,	July 2,
	2006	2005
(In thousands)	(Unaudited)	(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$21,960	$15,345
Accounts receivable, less allowance for doubtful accounts of $3,146 and $2,890	95,426	83,459
Inventories	137,290	121,120
Prepaid expenses	14,630	16,587

Total current assets	269,306	236,511

Property, Plant and Equipment, net	249,896	243,307
Goodwill	344,642	338,701
Other Assets	84,336	84,650

	$948,180	$903,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$32,874	$25,695
Accrued expenses	66,877	71,483
Deferred income taxes	9,201	8,971
Current maturities of long-term debt	17,925	26,537

Total current liabilities	126,877	132,686

Long-Term Debt, net of Current Maturities	212,066	210,462
Deferred Income Taxes	30,756	30,887
Other Noncurrent Liabilities	54,427	47,691
Stockholders’ Equity	524,054	481,443

	$948,180	$903,169

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
		April 2,		April 2,
	April 1,	2005	April 1,	2005
(In thousands, except per share data)	2006	(Restated)	2006	(Restated)

Revenues
Rental operations	$201,562	$188,064	$594,985	$547,465
Direct sales	24,579	15,746	58,452	33,912

Total revenues	226,141	203,810	653,437	581,377

Operating Expenses
Cost of rental operations	131,387	119,139	383,565	346,563
Cost of direct sales	17,659	12,011	42,015	25,348
Selling and administrative	49,619	43,283	141,219	124,577
Depreciation and amortization	10,883	10,407	32,126	30,726

Total operating expenses	209,548	184,840	598,925	527,214

Income from Operations	16,593	18,970	54,512	54,163
Interest expense	3,395	2,891	9,712	8,080

Income before Income Taxes	13,198	16,079	44,800	46,083
Provision for income taxes	2,840	6,129	13,837	17,338

Net Income	$10,358	$9,950	$30,963	$28,745

Basic weighted average number of shares outstanding	21,132	20,994	21,069	20,910
Basic Earnings per Common Share	$0.49	$0.47	$1.47	$1.37

Diluted weighted average number of shares outstanding	21,311	21,322	21,228	21,362
Diluted Earnings per Common Share	$0.49	$0.47	$1.46	$1.35

Dividends per share	$0.0175	$0.0175	$0.0525	$0.0525

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
 (Unaudited)

	For the Nine Months Ended
		April 2,
	April 1,	2005
(In thousands)	2006	(Restated)

Operating Activities:
Net income	$30,963	$28,745
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	32,126	30,726
Stock-based compensation	3,060	2,891
Deferred income taxes	354	1,095
Changes in current operating items, exclusive of acquisitions	(17,320)	(20,253)
Other assets and liabilities	829	1,159

Net cash provided by operating activities	50,012	44,363

Investing Activities:
Property, plant and equipment additions, net	(26,414)	(10,194)
Acquisitions of business assets and other	(13,020)	(74,895)

Net cash used for investing activities	(39,434)	(85,089)

Financing Activities:
Repayments of long-term debt	(7,661)	(21,317)
Proceeds from short-term borrowings, net	2,050	41,200
Cash dividends paid	(1,112)	(1,100)
Sale of common stock	2,395	4,268

Net cash (used for) provided by financing activities	(4,328)	23,051

Increase (Decrease) in Cash and Cash Equivalents	6,250	(17,675)
Effect of Exchange Rates on Cash	365	1,608

Cash and Cash Equivalents:
Beginning of period	15,345	26,931

End of period	$21,960	$10,864

Supplemental Cash Flow Information:
Non-Cash Transactions —
Debt issued in connection with business acquisitions	$(1,419)	$11,890

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and nine month periods ended April 1, 2006 and April 2, 2005
(Unaudited)
The consolidated condensed financial statements included herein, except for the July 2, 2005 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 2, 2005, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 1, 2006, and the results of its operations for the three and nine months ended and its cash flows for the nine months ended April 1, 2006 and April 2, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and nine month periods ended April 1, 2006 and April 2, 2005 are not necessarily indicative of the results to be expected for the full year.
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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to balance the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated condensed balance sheets and the related gains or losses on these contracts are recorded in other comprehensive income, which is a component of stockholders’ equity. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

The Company also uses derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. The Company purchases futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are recorded in other comprehensive income, which is a component of stockholders’ equity or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense.

The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the third quarter of fiscal 2006 or 2005.

Per Share Data

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed similarly to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities, including nonvested restricted stock, using the treasury stock method.

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Weighted average number of common shares outstanding used in computation of basic earnings per share	21,132	20,994	21,069	20,910

Weighted average effect of nonvested restricted stock grants and assumed exercise of options	179	328	159	452

Shares used in computation of diluted earnings per share	21,311	21,322	21,228	21,362

Potential common shares related to the Company’s outstanding stock options and restricted stock grants of 492,000 and 84,000 for the three month periods, and 487,000 and 210,000 for the nine month periods ended April 1, 2006 and April 2, 2005, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or stockholders’ equity.

2.	Comprehensive Income

For the three and nine month periods ended April 1, 2006 and April 2, 2005, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net income	$10,358	$9,950	$30,963	$28,745
Other comprehensive income
Foreign currency translation adjustments, net of tax	(405)	(1,205)	6,331	9,233
Net unrealized holding gain on derivative financial instruments, net of tax	457	575	975	804

Comprehensive income	$10,410	$9,320	$38,269	$38,782

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended April 1, 2006, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 2, 2005	$286,313	$52,388	$338,701
Goodwill acquired during the period, net of purchase price adjustments	(229)	3,388	3,159
Other, primarily foreign currency translation	—	2,782	2,782

Balance as of April 1, 2006	$286,084	$58,558	$344,642

Information regarding the Company’s other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	As of April 1, 2006
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$105,683	$55,344	$50,339
Non-competition agreements	10,879	8,142	2,737

Total	$116,562	$63,486	$53,076

	As of July 2, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$102,021	$47,821	$54,200
Non-competition agreements	10,829	7,239	3,590

Total	$112,850	$55,060	$57,790

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there is no significant separate value in any customer relationships.

Amortization expense was $8,056 and $6,803 for the nine months ended April 1, 2006 and April 2, 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 1, 2006 is as follows:

2006 remaining	$2,770
2007	10,610
2008	10,048
2009	6,329
2010	6,152
2011	5,482

4.	Long-Term Debt

On August 31, 2005, the Company amended and restated its revolving credit facility. The amended and restated revolving credit facility of $325,000 expires on August 31, 2010. As of April 1, 2006, borrowings outstanding under the revolving credit facility were $58,300. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of April 1, 2006, letters of credit outstanding against the revolver were $33,140.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of April 1, 2006 bear interest at LIBOR plus 0.875%. The Company also pays a fee on the unused daily balance of the revolver based on a leverage ratio calculated each quarter.

5.	Stock-Based Compensation

The Company maintains Stock Option and Compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year. A maximum of 3,000,000 stock awards can be granted under the Employee Plans and 1,039,194 awards were available for grant as of April 1, 2006.

The Company also maintains the 1996 Director Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for automatic grant of 3,000 nonqualified stock options (initial grants) to nonemployee directors of the Company as of the later of August 1996 or the date such individuals became directors of the Company and 1,500 nonqualified stock options on each subsequent annual shareholder meeting date and 500 stock grants on the first business day of each calendar year that each nonemployee director is serving. The Company has reserved 100,000 shares of Class A common stock for issuance under the Directors’ Plan. These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.

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

As a result of adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income have been restated by $765 and $476 for the three month period, and $2,214 and $1,378 for the nine month period ended April 2, 2005, respectively. Basic and diluted earnings per share have been restated by $0.03 and $0.02 per share for the three month period, and $0.07 and $0.07 per share for the nine month period ended April 2, 2005, respectively. The beginning balances of deferred taxes, paid in capital and retained earnings have been restated by $6,013, $18,496 and $12,483, respectively, to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”

The following schedule summarizes activity in the plans for the three and nine month periods ended April 1, 2006:

	Stock Options
				Weighted
	Employee	Directors’		Average
	Plans	Plan	Grant Price	Exercise Price
Three months:
Outstanding at December 31, 2005	1,358,744	60,500	$25.00 – 53.34	$35.81
Granted	2,350	1,500	38.09 – 38.34	38.25
Exercised	(32,349)	—	27.95 – 36.41	31.55
Canceled	(5,662)	—	27.95 – 46.00	39.33

Outstanding at April 1, 2006	1,323,083	62,000	$25.00 – 53.34	$35.87

Nine months:
Outstanding at July 2, 2005	1,161,547	55,000	$25.00 – 53.34	$34.21
Granted	260,015	15,000	38.09 – 42.97	42.08
Exercised	(66,026)	(8,000)	25.00 – 41.56	31.38
Canceled	(32,453)	—	27.95 – 46.00	38.28

Outstanding at April 1, 2006	1,323,083	62,000	$25.00 – 53.34	$35.87

Exercisable at April 1, 2006	849,555	43,000	$25.00 – 53.34	$34.12

The following schedule summarizes the information related to stock options outstanding at April 1, 2006:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
Range of	Number	Option Life	Average	Number	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$16.50 – 25.00	42,300	4.2	$25.00	42,300	$25.00
25.01 – 37.00	860,794	7.0	32.57	647,682	31.76
37.01 – 53.34	481,989	5.9	42.71	202,573	43.58

	1,385,083	6.5	$35.87	892,555	$34.12

The weighted average fair value of options granted was $11.47 and $12.76 for the three month periods, and $10.90 and $10.96 for the nine month periods ended April 1, 2006 and April 2, 2005, respectively. The weighted average exercise price was $31.55 and $30.26 for the three month periods, and $31.38 and $29.37 for the nine month periods ended April 1, 2006 and April 2, 2005, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 4.40% and 3.88% for the three month periods, and 3.91% and 3.37% for the nine month periods ended April 1, 2006 and April 2, 2005, respectively; expected annual dividends of $0.07 per share; expected lives of 4 years and 5 years for the three and nine months ended April 1, 2006 and April 2, 2005, respectively; and expected volatility of 24.52% and 25.85% for the three month periods, and 24.46% and 26.41% for the nine month periods ended April 1, 2006 and April 2, 2005, respectively.

Compensation cost for stock options is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Total compensation expense related to stock options was $600 and $765 for the three month periods, and $2,205 and $2,214 for the nine month periods ended April 1, 2006 and April 2, 2005, respectively.

Under the Employee Plans, the Company grants restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. The Company granted 450 shares of restricted stock in the three month period ended April 1, 2006 and 80,185 and 12,250 shares of restricted stock in the nine month periods ended April 1, 2006 and April 2, 2005, respectively. The weighted average grant date fair value per share of restricted stock granted during the three month period ended April 1, 2006 was $39.09, and for the nine month periods ended April 1, 2006 and April 2, 2005 was $42.57 and $36.41, respectively. Compensation expense is recognized as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $342 and $154 for the three month periods, and $855 and $677 for the nine month periods ended April 1, 2006 and April 2, 2005, respectively.

6.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended April 1, 2006 and April 2, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Service cost	$1,190	$948	$234	$198
Interest cost	809	681	188	171
Expected return on assets	(617)	(545)	—	—
Prior service cost	13	14	11	11
Loss	341	129	76	47

Net periodic pension cost	$1,736	$1,227	$509	$427

The components of net periodic pension cost are as follows for the nine months ended April 1, 2006 and April 2, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Nine Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Service cost	$3,571	$2,843	$702	$588
Interest cost	2,427	2,042	565	509
Expected return on assets	(1,850)	(1,634)	—	—
Prior service cost	39	42	32	32
Loss	1,021	387	228	151

Net periodic pension cost	$5,208	$3,680	$1,527	$1,280

7.	Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. Income from operations for the three and nine months ended April 1, 2006, for United States operating segment, includes a provision of $2,050 related to the pending resolution of two specific legal matters. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and nine month periods ended April 1, 2006 and April 2, 2005 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Third Quarter Fiscal Year 2006:
Revenues	$186,965	$39,176	$226,141
Income from operations	10,254	6,339	16,593
Property, plant and equipment additions, net	9,144	788	9,932
Depreciation and amortization expense	9,389	1,494	10,883
Third Quarter Fiscal Year 2005:
Revenues	$170,069	$33,741	$203,810
Income from operations	12,510	6,460	18,970
Property, plant and equipment additions, net	4,884	1,215	6,099
Depreciation and amortization expense	8,976	1,431	10,407

	United
For the Nine Months Ended	States	Canada	Total

Fiscal Year 2006:
Revenues	$541,459	$111,978	$653,437
Income from operations	35,419	19,093	54,512
Property, plant and equipment additions, net	24,320	2,094	26,414
Depreciation and amortization expense	27,653	4,473	32,126
Fiscal Year 2005:
Revenues	$489,113	$92,264	$581,377
Income from operations	36,263	17,900	54,163
Property, plant and equipment additions, net	7,119	3,075	10,194
Depreciation and amortization expense	26,683	4,043	30,726

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. Industry-wide North American rental market revenues are approximately $6.5-$7.0 billion annually, while the portion of the industry-wide revenues targeted by us is approximately $4.5-$5.0 billion in size.
In the third quarter of fiscal year 2006 our rental business increased to $201.6 million, up 7.2 percent over the prior-year quarter. Direct sale revenue increased to $24.6 million, up 56.1 percent over the prior-year quarter, driven almost entirely by organic growth. The growth of direct sale revenue for the quarter was driven primarily by revenue from Lion Uniform Group. Earnings per diluted share totaled $0.49 for the quarter, up 4.3 percent from $0.47 during the prior-year quarter. The increase in earnings were due to higher sales and a lower effective tax rate, partially offset by the impact of higher costs, continued investment in strategic initiatives, costs associated with the accelerated new account growth, reserves established for the pending resolution of two specific legal matters and increased employee benefit costs which includes healthcare and worker’s compensation costs.
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our goal is to build a national footprint and, we accordingly, place strategic value on acquisitions which expand our geographic presence.
We made two small acquisitions during the first nine months of fiscal 2006. In October, 2005, we acquired certain assets from an organization in Ontario, Canada, a uniform and textile service company serving customers in Sarnia, Ontario, Detroit, Michigan and St. Louis, Missouri. This purchase expands and enhances our uniform and textile rental business in North America. Also in October, 2005, we acquired certain customer contracts from an organization, serving customers in the southeast United States. This purchase enhances our geographic coverage in North America.
The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in aggregate. The total purchase price consideration, including related acquisition costs of the transaction was $11.3 million. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $3.2 million.
Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as those that are reflective of significant judgments and estimates, the most important and pervasive accounting policies used and the areas most sensitive to material changes from external factors. See Note 1 to the consolidated condensed financial statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition and Allowance for Doubtful Accounts
Our rental operations business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or abused merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Estimates are used in determining the collectibility of billed accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. While we have been consistent in applying our judgments and in making our estimates over relevant periods, material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.
Inventories
Our inventories consist of new goods and rental merchandise in service. Estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both obsolete and excess inventories. New goods are stated at lower of cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes different judgments or utilizes different estimates.
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2005 and we believe there have been no events or circumstances through the first nine months of fiscal 2006 that would indicate that there may have been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material write-downs of long-lived assets or definite-lived intangible assets in fiscal 2005 or through the first nine months of fiscal 2006.

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
Results of Operations
The percentage relationships to net sales of certain income and expense items for the three and nine month periods ended April 1, 2006 and April 2, 2005, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change
					Three Months	Nine Months
	April 1,	April 2,	April 1,	April 2,	FY 2006	FY 2006
	2006	2005	2006	2005	vs. FY 2005	vs. FY 2005
Revenues:
Rental	89.1%	92.3%	91.1%	94.2%	7.2%	8.7%
Direct	10.9	7.7	8.9	5.8	56.1	72.4

Total revenues	100.0	100.0	100.0	100.0	11.0	12.4

Expenses:
Cost of rental sales	65.2	63.4	64.5	63.3	10.3	10.7
Cost of direct sales	71.8	76.3	71.9	74.7	47.0	65.8

Total cost of sales	65.9	64.3	65.1	64.0	13.6	14.4

Selling and administrative	22.0	21.3	21.7	21.4	14.6	13.4
Depreciation and amortization	4.8	5.1	4.9	5.3	4.6	4.6

Income from operations	7.3	9.3	8.3	9.3	(12.5)	0.6

Interest expense	1.5	1.4	1.4	1.4	17.4	20.2

Income before income taxes	5.8	7.9	6.9	7.9	(17.9)	(2.8)
Provision for income taxes	1.2	3.0	2.2	3.0	(53.7)	(20.2)

Net income	4.6%	4.9%	4.7%	4.9%	4.1%	7.7%

Three months ended April 1, 2006 compared to three months ended April 2, 2005
Revenues. Total revenues in the third quarter of fiscal 2006 increased 11.0% to $226.1 million from $203.8 million in the third quarter of fiscal 2005. Rental revenue increased $13.5 million in the third quarter, or 7.2%. The organic industrial rental growth rate was approximately 3.5%, an improvement from 1.5% in the same period of fiscal 2005. Organic industrial rental revenue has improved due to growth initiatives and in particular, accelerated new account growth. These improvements were slightly offset by lost revenues related to hurricanes.
Direct sale revenue increased 56.1% to $24.6 million in the third quarter of fiscal 2006 compared to $15.7 million in the same period of fiscal 2005. The organic direct sale growth rate during the same period was approximately 54.0%. The increase in organic direct sale revenue was due primarily to the installation of a new uniform program with a major customer in our Lion Uniform Group, along with increased revenue from a number of other customers.
Organic growth rates are calculated using industrial rental and direct sale revenue, respectively, adjusted for foreign currency exchange rate differences and revenue from newly acquired business compared to prior-period results with comparable adjustments. We believe that the organic growth rates better reflect the growth of our existing industrial rental and direct sale business and are therefore useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale. Cost of rental operations increased 10.3% to $131.4 million in the third quarter of fiscal 2006 from $119.1 million in the same period of fiscal 2005. Gross margin from rental sales decreased to 34.8% in the third quarter of fiscal 2006 from 36.6% in the same period of fiscal 2005. Rental gross margins declined due to higher energy costs and costs associated with new customer growth. These costs were partially offset by operational initiatives focused on lower merchandise and production costs as well as the impact of higher pricing.
Cost of direct sales increased 47.0% to $17.7 million in the third quarter of fiscal 2006 from $12.0 million in the same period of fiscal 2005. Gross margin from direct sales increased to 28.2% in the third quarter of fiscal 2006 from 23.7% in the third quarter of fiscal 2005. The increase in gross margin was primarily due to improved efficiencies from higher volume.
Selling and Administrative. Selling and administrative expenses increased to $49.6 million in the third quarter of fiscal 2006 from $43.3 million in the same period of fiscal 2005. As a percentage of total revenues, selling and administrative expenses increased to 22.0% in the third quarter of fiscal 2006 from 21.3% in the third quarter of fiscal 2005. Total selling and administrative expenses increased due to the establishment of $2.1 million of reserves for two specific legal matters, the continued investment in growth oriented initiatives, information technology and productivity improvements and sales expenses associated with new account growth.
Depreciation and Amortization. Depreciation and amortization expense increased 4.6% to $10.9 million in the third quarter of fiscal 2006 from $10.4 million in the same period of fiscal 2005. As a percentage of total revenues, depreciation and amortization expense decreased to 4.8% in the third quarter of fiscal 2006 from 5.1% in the third quarter of fiscal 2005. Capital expenditures, excluding acquisition of businesses, were $9.9 million in the third quarter of fiscal 2006 compared to $6.1 million in the prior year’s quarter with similar adjustments.
Interest Expense. Interest expense was $3.4 million in the third quarter of fiscal 2006, up from $2.9 million in the same period of fiscal 2005. The increase was due to increased debt levels in conjunction with the acquisition of business assets in the previous twelve months and an increase in interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 21.5% in the third quarter of fiscal 2006 from 38.1% in the same period of fiscal 2005 due to a reduction in taxes previously provided for as a result of the expiration of certain tax statutes and adjustments resulting from the final calculation and filing of the Company’s fiscal 2005 tax returns.

Nine months ended April 1, 2006 compared to nine months ended April 2, 2005
Revenues. Total revenues for the first nine months of fiscal 2006 increased 12.4% to $653.4 million from $581.4 million for the same period of fiscal 2005. Rental revenue increased $47.5 million in the first nine months, or 8.7%. The organic industrial rental growth rate was approximately 3.5%. Organic industrial rental revenue has improved due to growth initiatives and in particular, accelerated new account growth and improved customer retention. These improvements were slightly offset by lost revenues associated with hurricanes.
Direct sale revenue increased 72.4% to $58.5 million in the first nine months of fiscal 2006 compared to $33.9 million in the same period of fiscal 2005. The organic direct sale growth rate was approximately 29.5%. The increase in organic direct sale revenue is largely due to garment sales through our rental operations including our annual outerwear promotion and growth in our Lion Uniform Group which was due primarily to the installation of a new uniform program with a major customer.
Cost of Rental and Direct Sale. Cost of rental operations increased 10.7% to $383.6 million in the first nine months of fiscal 2006 from $346.6 million in the same period of fiscal 2005. Gross margin from rental sales decreased to 35.5% in the first nine months of fiscal 2006 from 36.7% in the same period of fiscal 2005. Higher energy costs, costs associated with new customer growth, the impact of hurricanes on the operations and costs related to acquisitions, primarily in Canada were partially offset by numerous operational initiatives as well as the impact of higher pricing.
Cost of direct sales increased 65.8% to $42.0 million in the first nine months of fiscal 2006 from $25.3 million in the same period of fiscal 2005. Gross margin from direct sales increased to 28.1% in the first nine months of fiscal 2006 from 25.3% in the same period of fiscal 2005. The increase in margins was primarily due to improved cost leverage resulting from greater sales volume.
Selling and Administrative. Selling and administrative expenses increased 13.4% to $141.2 million in the first nine months of fiscal 2006 from $124.6 million in the same period of fiscal 2005. As a percentage of total revenues, selling and administrative expenses increased to 21.7% in the first nine months of fiscal 2006 from 21.4% in the same period of fiscal 2005. The increase as a percent of revenue was due to the establishment of a reserve of $2.1 million for two specific legal matters, continued investment in growth initiatives and increased staffing to support long-term growth and strategic initiatives. These costs were partially offset as a percent of revenue by additional leverage provided by incremental revenue growth.
Depreciation and Amortization. Depreciation and amortization expense increased 4.6% to $32.1 million in the first nine months of fiscal 2006 from $30.7 million in the same period of fiscal 2005. As a percentage of total revenues, depreciation and amortization expense decreased to 4.9% in the first nine months of fiscal 2006 from 5.3% in the same period of fiscal 2005. Capital expenditures, excluding acquisition of businesses, were $26.4 million in the first nine months of fiscal 2006 compared to $10.2 million in the same period of fiscal 2005. The increase in capital expenditures was driven primarily by the addition of a new facility and improvements to existing facilities. These additions were partially offset by disposals of fixed assets.
Income from Operations. Hurricanes in the first nine months of fiscal 2006 had a negative impact on net operating margins of approximately 0.3%.
Interest Expense. Interest expense was $9.7 million in the first nine months of fiscal 2006, up from $8.1 million in the same period of fiscal 2005. The increase was due to increased debt levels in conjunction with the acquisition of business assets in the previous twelve months and an increase in interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 30.9% in the first nine months of fiscal 2006 from 37.6% in the same period of fiscal 2005 due to a reduction in taxes previously provided for as a result of the expiration of certain tax statutes and adjustments resulting from a favorable mix of income earned in various taxing jurisdictions and the final calculation and filing of the Company’s fiscal 2005 tax returns.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Operating Activities. Net cash provided by operating activities was $50.0 million in the first nine months of fiscal 2006 and $44.4 million in the same period of fiscal 2005. This increase is due primarily to cash provided from net income and changes in operating items.
Working capital at April 1, 2006 was $142.4 million, up 37.2% from $103.8 million at July 2, 2005. The increase in working capital is largely due to the increases in our accounts receivable and inventory in connection with the overall growth of the Company.
Investing Activities. Net cash used in investing activities was $39.4 million in the first nine months of fiscal 2006 and $85.1 million in the same period of fiscal 2005. In fiscal 2006, cash was primarily used for acquisition of property plant and equipment additions and business assets. In fiscal 2005, cash was largely used for acquisition of business assets and property plant and equipment additions, partially offset by proceeds from the sale of selected plant assets. Proceeds on these sales totaled $5.6 million.
Financing Activities. Cash used for financing activities was $4.3 million in the first nine months of fiscal 2006 and cash provided by financing activities was $23.1 million in the same period of fiscal 2005. Cash used in fiscal 2006 was for repayments of long-term debt. Cash provided in fiscal 2005 was primarily related to the short-term borrowings in connection with the acquisition of business assets. The Company paid dividends of $1.1 million during the first nine months of fiscal 2006.
As of April 1, 2006, borrowings outstanding under the revolving credit facility were $58.3 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50 million in letters of credit. As of April 1, 2006, letters of credit outstanding against the revolver were $33.1 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of April 1, 2006 bear interest at LIBOR plus 0.875%. We also pay a fee on the unused daily balance of the revolver based on a leverage ratio calculated each quarter.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of April 1, 2006 for the fiscal years ending June (in thousands):

						2011 and
	2006					There-
	Remaining	2007	2008	2009	2010	after	Total
Variable rate revolving credit facility	$—	$—	$—	$—	$58,300	$—	$58,300
Variable rate senior notes	—	—	—	—	—	75,000	75,000
Variable rate senior loan	—	—	50,000	—	—	—	50,000
Fixed rate notes	—	7,143	7,143	7,143	7,143	7,142	35,714
Other debt arrangements, including capital leases	38	10,777	120	42	—	—	10,977
Operating leases	4,546	16,387	13,404	9,070	6,541	6,014	55,962

Total contractual cash obligations	$4,584	$34,307	$70,667	$16,255	$71,984	$88,156	$285,953

Also, at April 1, 2006, we had stand-by letters of credit totaling $33.1 million issued and outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.
At April 1, 2006, we had available cash on hand of $22.0 million and approximately $234 million of available capacity under our revolving credit facility when considering current outstanding borrowings and letters of credit. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2006 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2006 will be approximately $30 million to $35 million.
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
Pension Obligations
We account for our defined benefit pension plan using Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.7 million in the third quarter of fiscal 2006 and $1.2 million in the same period of fiscal 2005. At July 2, 2005, the fair value of our pension plan assets totaled $29.1 million.
The calculation of pension expense and the corresponding liability requires the use of a number of assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 2, 2005, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 2, 2005 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated fiscal 2006 pension expense by approximately $0.1 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.50% at July 2, 2005. The discount rate is determined based on the current rates earned on high quality long-term bonds. Decreasing the discount rate by 0.5% (from 5.50% to 5.00%) would have increased our accumulated benefit obligation at July 2, 2005 by approximately $4.1 million and increased the estimated fiscal 2006 pension expense by approximately $1.1 million.
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
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices and certain contract disputes. During the three months ended April 1, 2006, the Company recorded a provision of $2.1 million related to the pending resolution of two specific legal matters. None of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
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
As a result of our adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income have been restated by $0.8 million and $0.5 million for the three month period, and $2.2 million and $1.4 million for the nine month period ended April 2, 2005, respectively. Basic and diluted earnings per share have been restated by $0.03 and $0.02 per share for the three month period, and $0.07 and $0.07 per share for the nine month period ended April 1, 2006, respectively. The beginning balances of deferred taxes, paid in capital and retained earnings have been restated by $6.0 million, $18.5 million and $12.5 million, respectively, to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”
We estimate the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: risk-free interest rates of 4.40% and 3.88% for the three month periods, and 3.91% and 3.37% for the nine month periods ended April 1, 2006 and April 2, 2005, respectively; expected annual dividends of $0.07 per share; expected lives of 4 years and 5 years for the three and nine months ended April 2, 2006 and April 2, 2005, respectively; and expected volatility of 24.52% and 25.85% for the three month periods, and 24.46% and 26.41% for the nine month periods ended April 1, 2006 and April 2, 2005, respectively.
We recognize compensation cost for stock options on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). Total compensation expense related to stock options was $0.6 million and $0.8 million for the three month periods, and $2.2 million and $2.2 million for the nine month periods ended April 1, 2006 and April 2, 2005, respectively.
Under the Employee Plans, we grant restricted stock to key employees for nominal consideration. The restrictions lapse over periods up to seven years. We granted 450 shares of restricted stock in the three month period ended April 1, 2006 and 80,185 and 12,250 shares of restricted stock in the nine month periods ended April 1, 2006 and April 2, 2005, respectively. The weighted average grant date fair value per share of restricted stock granted during the three month period ended April 1, 2006 was $39.09, and for the nine month periods ended April 1, 2006 and April 2, 2005 was $42.57 and $36.41, respectively. We recognize compensation expense as the restrictions are removed from the stock for the difference between the par value and fair market value as of the grant date. Total compensation expense related to restricted stock was $0.3 million and $0.2 million for the three month periods, and $0.9 million and $0.7 million for the nine month periods ended April 1, 2006 and April 2, 2005, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the third quarter of fiscal 2006 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at April 1, 2006 on the change in the cost of variable rate debt.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in gasoline cost will affect the future financial results of the Company. We purchase gasoline futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The gasoline futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. The current fair market value of all outstanding contracts at April 1, 2006 is a negative $0.1 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect theses controls subsequent to the date of the evaluation referenced above. There was no change in our internal control over financial reporting during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
At the beginning of the third quarter, the Company had two classes of voting securities outstanding: Class A Common Stock, $0.50 par value per share, and Class B Common Stock, $0.50 par value per share. Each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock was entitled to 10 votes, in each case, on matters submitted to a vote of the Company’s shareholders. Class A Common Stock may be acquired by holders of Class B Common Stock upon conversion of their shares of Class B Common Stock, at any time, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. On February 3, 2006 and March 23, 2006 the Company issued 1,208,256 and 67,573 shares of Class A Common Stock, respectively, to three of its shareholders upon the conversion by such shareholders of a like number of shares of Class B Common Stock. The Company received no proceeds from such issuance. The Company relied on available exemptions from registration to complete this transaction.
ITEM 6. EXHIBITS
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

G&K SERVICES, INC. (Registrant)
Date: May 5, 2006	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Michael F. Woodard
Michael F. Woodard
Vice President and Controller (Principal Accounting Officer)