Form 10-K
period 2006-07-01
G&K SERVICES INC
filed 2006-09-14
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended July 1, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 0-4063
G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530

(State of incorporation)	(I.R.S. Employer Identification No.)
5995 OPUS PARKWAY
MINNETONKA, MINNESOTA 55343
(Address of principal executive offices)
Registrant’s telephone number, including area code (952) 912-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock (par value $0.50 per share)	The NASDAQ Stock Market LLC.
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐  No ☑
The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on December 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, and was approximately $833,037,800.
On August 29, 2006, there were outstanding 21,283,816 shares of the registrant’s Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended July 1, 2006

PART I
ITEM 1. BUSINESS
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The existing North American rental market is approximately $6.5-$7.0 billion, while the existing portion of the direct sale market targeted by us is approximately $4.5-$5.0 billion in size.
Through internal growth and acquisitions, we have steadily expanded our operations into additional geographic markets. We operate over 140 locations in North America. These locations service customers in 86 of the top 100 metropolitan markets (MSAs) in the United States and Canada, including all of the top 30 MSAs.
We target our marketing efforts towards customers and industries in geographic locations that are expanding and are in need of a corporate image, safety or facility services program. Our marketing efforts focus on our high levels of product quality, our consistent customer-centric service through multiple sales channels and program management abilities. Management believes that both existing and potential customers large and small are willing to pay a premium price to a service provider that can consistently support their image and safety needs.
Customers, Products and Services
We serve over 160,000 customers, from Fortune 100 companies to fast-growing small and midsize firms. No single customer represents more than 1.5% of our total revenues. We serve customers in virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others. Over one million people wear our uniforms every day.
Our full-service business apparel and facility services programs provide rental-lease or purchase options to meet varied customer needs including heavy-industrial, light-manufacturing, service businesses, corporate casual and executive apparel markets. In addition, we offer cleanroom garments and process control services to meet the needs of high-technology customers.
We believe that customers use branded identity apparel programs to meet a variety of critical business needs that enhance image and safety in the workplace, including:
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

We provide our apparel-rental customers with a full range of services and solutions. A consultative approach is used to advise and assist our customers in creating specialized solutions including determining garment application and choosing the appropriate fabrics, styles and colors to meet their branding, identity and safety needs. We can quickly source and access new and used garments to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair, embellishment and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a weekly cycle.
Uniform rental programs can provide significant customer advantages over ownership. Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the expense and management time necessary to administer a uniform program or operate an in house laundry.
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
We also offer direct sale and custom-embroidered logo apparel programs to meet customer branded identity needs. The direct sale programs can be used for departments and/or customers that require highly customized and branded apparel or for workers who don’t start at the same location each day and need uniform apparel they can care for themselves. It can be a more economical approach for high turnover positions and can be used for employee rewards and recognition, trade shows or events or customer and vendor appreciation programs.
We also offer comprehensive direct sale uniform programs to large national account customers through our Lion Uniform Group (Lion). Lion serves many different industries and specializes in serving the security, airline and convenience store/retail industries. They handle all aspects of the uniform program including design, sourcing, distribution, embellishment, information reporting and program management.
Acquisitions
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and to further leverage our existing plants.
We made several small acquisitions in each of the past three fiscal years. The pro forma effects of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate, to the Company. The total purchase consideration, including related acquisition costs of these transactions, was $11.5 million, $86.8 million and $24.9 million in fiscal 2006, 2005 and 2004, respectively. The fiscal 2005 purchase consideration includes $11.9 million of debt issued. Subsequently this amount was reduced in fiscal 2006 by $1.4 million. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $5.4 million in fiscal 2006, $50.6 million in fiscal 2005 and $19.3 million in fiscal 2004.
Competition
Customers in the corporate identity apparel and facility services industry choose suppliers primarily based upon the quality, price and breadth of products offered, the fit with their unique business environment and brand positioning needs, and the excellence of the service they receive. While we rank among the nation’s largest garment rental suppliers, we encounter competition from many companies in the geographic areas we serve. Competitors include publicly held companies such as ARAMARK Work Apparel and Uniform Services (a division of ARAMARK Corporation), Cintas Corporation, UniFirst Corporation and others. We also compete with a multitude of regional and local businesses that vary by geographic region. We believe that we compete effectively in our line of business because of the quality and breadth of our product line, the development of innovative and custom solutions for customers’ unique needs, the service excellence we provide, and our proven ability as an outsource partner. In addition, our competitors generally compete with us for acquisition candidates, which can reduce the number of acquisition candidates available to us.

Manufacturing and Suppliers
We manufactured approximately 40% of the uniform garments that we placed into service in fiscal 2006. These garments are manufactured primarily at a Company owned facility located in the Dominican Republic and, to a lesser degree, at two Company owned facilities in the United States. Various outside vendors are used to supplement our additional rental needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other rental items to meet our customers’ needs.
Environmental Matters
Our operations are subject to various federal, state and/or local laws regulating the discharge of materials into the environment. This includes discharges into wastewater and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate modest amounts of waste in connection with our laundry operations, specifically detergent wastewater, wastewater sludge, waste oil and other residues. Some of these wastes are classified as hazardous wastes under these laws. We continue to make significant investments in properly handling and disposing of these wastes.
Although any environmental related liability could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our results of operations or financial position, we believe the likelihood of such occurrence is remote. Based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position.
Employees
Our U.S. operations had a total of 7,746 employees as of July 1, 2006, consisting of 3,966 production employees and 3,780 sales, office, route and management personnel. Unions represent approximately 13.7% of our U.S. employees. Management believes its domestic employee relations are satisfactory.
Our Canadian operations had a total of 1,939 employees as of July 1, 2006, consisting of 1,210 production employees and 729 sales, office, route and management personnel. Unions represent approximately 45.0% of our Canadian employees. Management believes Canadian employee relations are satisfactory.
Foreign and Domestic Operations
Financial information relating to foreign and domestic operations is set forth in Note 10 of our consolidated financial statements included in Item 8 of this Form 10-K.
Intellectual Property
We own a portfolio of registered trademarks, trade names and licenses, and certain U.S. and foreign process and manufacturing patents relating to our business as we currently conduct it. These proprietary properties, in the aggregate, constitute a valuable asset. Among these are the trademarks and trade names G&K Services®, G&K TeamWear®, G&K First Step® Facility Services, G&K ProSura™ food safety solutions, G&K ProTect™ personal safety protection, and G&K Exceed™ performance fabric brands, various logos and marketing themes and collateral. We do not believe, however, that our business is dependent upon any single proprietary property or any particular group of proprietary properties.
Seasonality; Working Capital
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

ITEM 1A. RISK FACTORS
The statements in this section, as well as statements described elsewhere in this Annual Report on Form 10-K, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition and results of operations and the trading price of our securities. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be materially affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
Also note that we provide the following cautionary discussion of risks uncertainties and assumptions relevant to our businesses. Actual results may differ from certain assumptions we have made causing actual events to vary from expected results. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
General economic factors may adversely affect our financial performance.
General economic conditions may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including healthcare and insurance costs, higher material costs for items such as linens and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rentals and other services and selling and administrative expenses and could adversely affect our operating results.
Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers. Product, design, price, quality, service and convenience to the customer are the primary competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which would be detrimental to our operating results. Our competitors also generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing such services. These competitive pressures could adversely affect our sales and operating results.

Risks associated with the suppliers from whom our products are sourced could adversely affect our operating results.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.
Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.
Our operating locations are subject to stringent environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations. While, based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in additional costs. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
Under environmental laws, an owner or operator of real estate may be required to pay the costs of removing or remediating hazardous materials located on or emanating from property, whether or not the owner or operator knew of or was responsible for the presence of such hazardous materials. While we regularly engage in environmental due diligence in connection with acquisitions, we can give no assurance that locations that have been acquired or leased have been operated in compliance with environmental laws and regulations during prior periods or that future uses or conditions will not make us liable under these laws or expose us to third-party actions, including tort suits.
From time to time we are subject to legal proceedings that may adversely affect our financial condition and operating results.
From time to time we are party to various litigation claims and legal proceedings. Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial condition and operating results. We discuss these lawsuits and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 9 to our consolidated financial statements.
Risks associated with our acquisition policy could adversely affect our operating results.
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to locate and purchase suitable acquisitions. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.

Increases in fuel and energy costs could adversely affect our results of operations and financial condition.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Any increase in fuel and energy costs could adversely affect our results of operations and financial condition.
Our Canadian results and Dominican Republic operations are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.
Certain of our foreign revenues and operating expenses are transacted in local currencies. As a result, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations.
If we are unable to preserve positive labor relationships or become the target of labor unionization campaigns, the resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products.
Significant portions of our Canadian labor force are unionized, and a lesser portion of United States employees are unionized. Competitors within our industry have been the target of unionization campaigns by multiple labor unions. While we believe that our Canadian and domestic employee relations are satisfactory, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and services. In addition, significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our results by restricting our ability to maximize the efficiency of our operations.
If we are unable to attract and retain staff our results of operations could be adversely impacted.
Our ability to attract and retain workers is important to our operations. Our ability to expand our operations is in part impacted by our ability to increase our labor force. In the event of a labor shortage, or in the event of a change in prevailing labor and/or immigration laws, we could experience difficulty in delivering our services in a high-quality or timely manner and we could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs.
Loss of our key management or other personnel could adversely impact our business.
Our success is largely dependent on the skills, experience and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, our results of operations could be adversely affected.
Unexpected events could disrupt our operations and adversely affect our operating results.
Unexpected events, including fires at facilities, natural disasters such as hurricanes and tornados, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.
Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.
Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
We occupy 165 facilities located in the United States, Canada and the Dominican Republic. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items principally from 63 industrial garment, cleanroom garment, dust control and linen supply plants located in 49 cities in the United States and 11 cities in Canada. We own approximately 80% of our processing facilities, each of which average over 43,000 square feet in size.
ITEM 3. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include but are not limited to those items set forth in Item 1. Business – Environmental Matters and lawsuits that challenge the practice of charging for certain environmental services on invoices and contract disputes. None of these legal actions are expected to have a material adverse effect on our results of operations, financial position or cash flow.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
Our Class A Common Stock is quoted on the Global Select Market of The NASDAQ Stock Market LLC. under the symbol “GKSR.” The following table sets forth the high and low reported sales prices for the Class A Common Stock as quoted on the NASDAQ National Market, a predecessor to The Global Select Market of the NASDAQ Stock Market LLC., for the periods indicated.

	High	Low

Fiscal 2006
1st Quarter	$43.10	$36.65
2nd Quarter	40.38	35.26
3rd Quarter	42.95	38.24
4th Quarter	42.47	34.17

Fiscal 2005
1st Quarter	$40.80	$35.97
2nd Quarter	44.06	37.90
3rd Quarter	45.25	37.65
4th Quarter	41.08	36.85
As of August 29, 2006, we had approximately 478 registered holders of record of our common stock.
We have declared cash dividends of $0.0175 per share in each of the quarters for the fiscal years ended July 1, 2006 and July 2, 2005. Our debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends we declare during any fiscal year.
The following table sets forth certain information as of July 1, 2006 with respect to equity compensation plans under which securities are authorized for issuance:

Number of
Securities
	Number of		Remaining
	Securities to		Available for
	be Issued	Weighted-	Future Issuance
	Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options	Options	Securities Reflected
Plan category (1)	(A)	(B)	in Column (A))

Equity compensation plans approved by security holders:
Employee Plans (2)	1,305,016	$35.94	1,039,296
1996 Directors’ Stock Option Plan (3)	59,000	35.72	22,000

Total:	1,364,016	$35.84	1,061,296

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,364,016	$35.84	1,061,296

(1)	See Note 6 to our audited financial statements included in the accompany financial statements.

(2)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

(3)	Does not include rights to 1,300 restricted stock units issued under a deferred compensation plan whereby directors have the option to forgo cash payments and instead receive shares of our Class A Common Stock when the director leaves our board.
There were no share repurchases for the quarter ended July 1, 2006.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2006	2005	2004	2003	2002
		(restated)	(restated)	(restated)	(restated)

Revenues	$880,843	$788,775	$733,447	$705,588	$677,591
Net Income	41,851	38,179	33,638	31,846	36,139
Per Share Data:
Basic earnings per share	1.98	1.82	1.62	1.55	1.76
Diluted earnings per share	1.97	1.78	1.61	1.54	1.75
Dividends per share	0.07	0.07	0.07	0.07	0.07
Total Assets	951,092	903,169	802,747	778,806	681,699
Long-Term Debt	195,355	210,462	184,305	236,731	214,977
Stockholders’ Equity	547,388	479,750	429,462	383,720	342,503
Restatement explanation: Fiscal years 2002, 2003, 2004 and 2005 information has been restated as a result of adopting SFAS 123(r). See Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K for a description of the impact of adopting SFAS 123(r) and an explanation of the method employed to determine the number of shares used to compute per share amounts.
Fiscal Year: We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2004 was a 53-week year.

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
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental MSA is approximately $6.5-$7.0 billion, while the portion of the direct sale market targeted by us is approximately $4.5-$5.0 billion in size.
In fiscal 2006, revenue grew to $880.8 million, up 11.7% over the prior year as a result of accelerated new account growth, improved customer retention, significantly improved direct sales and acquisitions. Our fiscal 2006 net income grew by 9.6% to $41.9 million which reflects higher operating income from strong revenue growth, productivity improvements and a lower effective tax rate, partially offset by record energy costs, impact of hurricanes and higher interest expense. In addition, we continued to accelerate strategic investments in sales, marketing and technology initiatives.
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and further leverage our existing plants.
We made a small acquisition during fiscal 2006. In October 2005, we acquired certain assets from an organization in Ontario, Canada, a uniform and textile service company serving customers in Sarnia, Ontario; Detroit, Michigan and St. Louis, Missouri. This purchase expands and enhances our uniform and textile rental business in North America.
The pro forma effect of the acquisitions listed above and those made in the last two fiscal years, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions, was $11.5 million, $86.8 million and $24.9 million in fiscal 2006, 2005 and 2004, respectively. The fiscal 2005 purchase consideration includes $11.9 million of debt issued which was subsequently reduced in fiscal 2006 by $1.4 million. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $5.4 million in fiscal 2006, $50.6 million in fiscal 2005 and $19.3 million in fiscal 2004.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the consolidated financial statements for additional discussion of the application of these and other accounting policies.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill in fiscal 2006, 2005 or 2004. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2006, 2005 or 2004.
Insurance
We self-insure for certain obligations related to health, workers’ compensation and auto and general liability programs. We purchase stop-loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
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
Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. We evaluate our deferred tax assets and liabilities on a periodic basis. We believe that we have adequately provided for our future tax obligations based upon current facts, circumstances and tax law.
Share-Based Payment Plans
As more fully described below under the restated results of operations, we have adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” in the first quarter of fiscal 2006 under the modified retrospective transition method. SFAS 123(r) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the income statement. Under the modified retrospective transition method, all prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes valuation option pricing model that incorporates certain assumptions in the following table. Expected volatilities are based on the historic volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U. S. Treasury note interest rate in effect at the time of grant.

	July 1, 2006	July 2, 2005	July 3, 2004

Weighted average volatility	24.35%	25.98%	30.95%
Expected dividends	$0.07	$0.07	$0.07
Expected term (in years)	4-5	5	5
Risk-free rate	3.82%-4.88%	3.33%-3.88%	2.60%-3.52%

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended July 1, 2006, July 2, 2005 and July 3, 2004, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
	Fiscal 2006	Fiscal 2005 (restated)	Fiscal 2004 (restated)	FY 2006 vs. FY 2005	FY 2005 vs. FY 2004

Revenues:
Rental operations	91.0%	93.9%	96.6%	8.2%	4.5%
Direct sales	9.0	6.1	3.4	65.6	94.3

Total revenues	100.0	100.0	100.0	11.7	7.5

Operating expenses:
Cost of rental operations	64.7	63.5	63.2	10.3	4.9
Cost of direct sales	72.3	74.5	76.4	60.5	89.6

Total cost of sales	65.4	64.1	63.7	13.9	8.3

Selling and administrative	21.2	21.4	21.9	10.7	4.8
Depreciation	3.7	4.1	4.3	1.6	1.8
Amortization of intangibles	1.2	1.2	1.1	12.8	20.6

Income from operations	8.5	9.2	9.0	3.0	9.7

Interest expense	1.5	1.4	1.6	16.7	(5.2)

Income before income taxes	7.0	7.8	7.4	0.5	13.0

Provision for income taxes	2.2	3.0	2.8	(14.5)	12.3

Net income	4.8%	4.8%	4.6%	9.6%	13.5%

Fiscal 2006 Compared to Fiscal 2005
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, periodically we will have a fiscal year with 53 weeks of results. Fiscal years 2006 and 2005 both had 52 weeks.
Revenues. Total revenues in fiscal 2006 rose 11.7% to $880.8 million from $788.8 million in fiscal 2005. Rental revenue was up $60.5 million in fiscal 2006, an 8.2% increase over fiscal 2005. The organic industrial rental growth rate was approximately 3.5%, an improvement from 0.5% in fiscal 2005. The increase is due to accelerated new account growth and improved customer retention. The balance of the revenue growth was due to acquisitions and changes in foreign currency exchange rates.
Direct sale revenue was $79.6 million in fiscal 2006, a 65.6% increase over $48.1 million in fiscal 2005, largely due to the impact of the Lion Uniform Group. The organic direct sale growth rate was approximately 34.5%. The increase in the organic direct sale growth rate was largely due to garment sales to a major airline and a large telecommunications organization as well as sales to many smaller organizations.
Organic growth rates are calculated using industrial rental and direct sale revenue, respectively, adjusted for foreign currency exchange rate differences and revenue from newly acquired business. We believe that the organic growth rates better reflect the growth of our existing industrial rental and direct sale business and are therefore useful in analyzing our financial condition and results of operations.

Cost of Rental and Direct Sale. Cost of rental operations increased 10.3% to $518.5 million in fiscal 2006 from $470.1 million in fiscal 2005. Gross margin from rental sales decreased to 35.3% in fiscal 2006 from 36.5% in the prior year. The decrease in gross margins resulted from costs associated with new customer growth, higher energy costs, the impact of hurricanes, plant capacity initiatives, offset by margin improvement due to pricing initiatives, higher sales to existing customers and productivity improvements.
Cost of direct sales increased to $57.5 million in fiscal 2006 from $35.8 million in fiscal 2005. Gross margin from direct sales increased in fiscal 2006 to 27.7% from 25.5% in fiscal 2005. The increase in gross margin was primarily due to improved efficiencies from greater sales volume.
Selling and Administrative. Selling and administrative expenses increased 10.7% to $186.7 million in fiscal 2006 from $168.6 million in fiscal 2005. As a percentage of total revenues, selling and administrative expenses decreased to 21.2% in fiscal 2006 from 21.4% in fiscal 2005. The improvement was primarily from leveraging our sales and administrative costs over a larger revenue base offset by continued investment in growth initiatives.
Depreciation. Depreciation expense increased 1.6% to $32.5 million in fiscal 2006 from $32.0 million in fiscal 2005. As a percentage of total revenues, depreciation expense decreased to 3.7% in fiscal 2006 from 4.1% in fiscal 2005. Capital expenditures for fiscal 2006, excluding acquisition of businesses, were $32.0 million compared to $19.4 million in fiscal 2005.
Amortization. Amortization expense increased to $10.8 million in fiscal 2006 from $9.6 million in fiscal 2005. As a percentage of total revenues, amortization expense was 1.2% in both fiscal 2006 and fiscal 2005.
Interest Expense. Interest expense was $13.2 million in fiscal 2006 as compared to $11.3 million in fiscal 2005. The increase was due primarily to higher interest rates.
Provision for Income Taxes. Our effective tax rate for fiscal 2006 decreased to 32.1% from 37.7% in fiscal 2005 largely due to the resolution of certain statutory tax matters.
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
Selling and Administrative. Selling and administrative expenses increased 4.8% to $168.6 million in fiscal 2005 from $160.9 million in fiscal 2004. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in fiscal 2005 from 21.9% in fiscal 2004. The improvement as a percent of revenue was due to a prior-year charge of approximately

$1.25 million for a legal settlement and leverage on incremental revenue growth, partially offset by continued investment in growth initiatives.
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
Operating Activities. Net cash provided by operating activities was $69.5 million in fiscal 2006, $63.5 million in fiscal 2005 and $96.3 million in fiscal 2004. Fiscal year 2006 cash provided by operations was positively impacted by a higher net income, and timing of payments on our accounts payable and accruals which were partially offset by increased expenditures on inventory. In fiscal 2005, cash provided by operations was negatively impacted by the timing of payments of taxes as well as growth in new inventories in connection with the expansion of our manufacturing operation. These uses of cash were partially offset by continued emphasis to control in-service inventory expenditures. Fiscal 2004 cash provided by operations was positively impacted by one-time improvements related to a focus on timely collection of accounts receivable as well as several initiatives focused on controlling the usage of in-service inventory.
Working capital at July 1, 2006 was $142.2 million, a $38.4 million increase from $103.8 million at July 2, 2005. This increase was due to increases in accounts receivable and increased inventory levels associated with new business.
Investing Activities. Net cash used for investing activities was $45.4 million in fiscal 2006, $95.9 million in fiscal 2005 and $43.9 million in fiscal 2004. In fiscal 2006, 2005 and 2004 cash was largely used for acquisitions and property, plant and equipment additions.
Financing Activities. Financing activities used cash of $20.6 million in fiscal 2006, provided cash of $19.2 million in fiscal 2005 and used cash of $37.3 million in fiscal 2004. Cash used in fiscal 2006 was primarily for the repayments of debt. Cash provided in fiscal 2005 was from debt proceeds used primarily for acquisitions of businesses. Cash used in fiscal 2004 was primarily related to the repayment of long-term debt. We paid dividends of $1.5 million in each of fiscal 2006, 2005 and 2004. We anticipate dividends in fiscal year 2007 to increase from $0.07 to $0.16 per share, which will result in a total dividend of $3.4 million.
We maintain a $325.0 million revolving credit facility expiring August 31, 2010. As of July 1, 2006, borrowings outstanding under the revolving credit facility were $40.8 million at rates ranging from 6.23% to 6.37%. Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50.0 million in letters of credit. As of July 1, 2006, letters of credit outstanding against the revolving credit facility were $33.1 million which primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
We have $50.0 million, 8.4% unsecured private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of July 1, 2006, there was $35.7 million outstanding under the notes.
We maintain a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to us on a revolving basis up to $60.0 million. The facility was amended on June 2, 2006 increasing the facility size from $50.0 million to $60.0 million. We will be required to pay interest on outstanding loan balances at a rate per annum of one month London

Interbank Offered Rate (“LIBOR”) plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based accounts receivable. The amount of funds available under the loan agreement will be based on the amount of eligible accounts receivable less various reserve requirements. At July 1, 2006, there was $50.0 million outstanding under the agreement at a current rate of 5.10%.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR. The $75.0 million variable rate notes are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of July 1, 2006, the outstanding balance of the notes was $75.0 million at a current rate of 6.10%.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At July 1, 2006, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely event that an event of default would be imminent, management believes that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
The following table summarizes our fixed cash obligations as of July 1, 2006 for the next five fiscal years and thereafter (in thousands):

	One year	Two to	Four to	After five
	or less	three years	five years	years	Total

Variable rate revolving credit facility	$—	$—	$40,800	$—	$40,800
Variable rate notes	—	—	—	75,000	75,000
Variable rate loan	—	50,000	—	—	50,000
Fixed rate notes	7,143	14,286	14,285	—	35,714
Other debt arrangements, including capital leases	11,056	984	—	—	12,040
Operating leases	18,180	26,288	12,831	2,925	60,224

Total contractual cash obligations	$36,379	$91,558	$67,916	$77,925	$273,778

At July 1, 2006, we had available cash on hand of $19.7 million and approximately $251.1 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2007 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2007 will be approximately $25.0 million to $35.0 million.
The amount of cash flow generated from operations could be affected by a number of risks and uncertainties. In fiscal 2007, we may actively seek and consider acquisitions of business assets. The consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flow from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.

Off Balance Sheet Arrangements
At July 1, 2006, we had stand-by letters of credit totaling $33.1 million issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $7.0 million, $4.9 million and $6.1 million in fiscal 2006, 2005 and 2004, respectively. At July 1, 2006, the fair value of our pension plan assets totaled $32.8 million. We anticipate making a cash contribution of approximately $5.0 million in fiscal 2007.
We have frozen our defined benefit pension plan and related supplemental executive retirement plan effective January 1, 2007 and have incurred $0.2 million in costs associated with this action. All benefits earned by defined benefit plan participants through the end of calendar year 2006 will be available upon retirement under plan provisions. Future growth in benefits will no longer occur beyond December 31, 2006.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 1, 2006, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is consistent with the assumed rate used at both July 2, 2005 and July 3, 2004 and was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 1, 2006 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2007 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.45% at July 1, 2006, 5.50% at July 2, 2005 and 6.25% at July 3, 2004. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.45% to 5.95%) would increase our accumulated benefit obligation at July 1, 2006 by approximately $4.6 million and increase the estimated fiscal 2007 pension expense by approximately $0.3 million.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Impact of Inflation
In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation or 5.0%, whichever is greater, and continued focus on improvements of operational productivity.
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

Recent Accounting Pronouncements
On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB statements No. 87, 88, 106 and 132(r). The proposed standard would require us to:
•	Recognize in our statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.

•	Recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost.

•	Recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106.

•	Measure defined benefit plan assets and defined benefit plan obligations as of the date of our statement of financial position.

•	Disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements tax positions that we have taken or will take in our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
We are currently evaluating the impact of these standards on our consolidated financial statements.
Share-Based Payment Plans
We maintain stock option and compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and non-vested restricted shares, to our key employees. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year and generally vest over three years while restricted stock grants generally vests over five years. A maximum of 3,000,000 stock awards can be granted under our Employee Plan and 1,039,296 awards were available for grant as of July 1, 2006.
We also maintain the 1996 Director Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for an automatic grant of 3,000 nonqualified stock options (initial grants) to non-employee directors as of the later of August 1996 or the date such individuals became directors and 1,500 nonqualified stock options on each subsequent annual shareholder meeting date and 500 stock grants on the first business day of each calendar year that each nonemployee director is serving. We have reserved 100,000 shares of Class A common stock for issuance under the Directors’ Plan. These options expire within 10 years of grant and are exercisable one year from the date of grant, except for the initial grants, of which, one-third of the total options are exercisable each year beginning with the first anniversary of the date of grant. The option price will be the average market price of the Class A common stock during the 10 business days preceding the date of grant.
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
As a result of adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income have been decreased and restated by $2.8 million and $1.7 million, respectively, for fiscal year 2005 and income before income taxes and net income have been decreased and restated by $2.8 million and $1.7 million, respectively, for fiscal year 2004. Basic and diluted earnings per share have been decreased and restated by $0.09 and $0.10 per share, respectively, for fiscal year 2005 and have been restated and decreased by $0.09 and $0.08 per share, respectively, for fiscal year 2004. The beginning balances of long-term deferred taxes and paid in capital have been restated and increased by $4.3 million and $14.6 million respectively and retained earnings has been restated and decreased by $18.9 million to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”
Compensation cost for share-based payments is recognized on a straight-line basis in the general and administrative expense over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). The amount of compensation cost that has been recognized in the consolidated statements of operations was $3.9 million, $3.7 million, and $3.8 million for fiscal years 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.5 million, $1.4 million and $1.4 million for fiscal years 2006, 2005, and 2004. In addition, no amount of share-based compensation cost was capitalized during any period presented.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes valuation option pricing model that incorporates certain assumptions in the following table. Expected volatilities are based on the historic volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U. S. Treasury note interest rate in effect at the time of grant.

	July 1, 2006	July 2, 2005	July 3, 2004

Weighted average volatility	24.35%	25.98%	30.95%
Expected dividends	$0.07	$0.07	$0.07
Expected term (in years)	4-5	5	5
Risk-free rate	3.82%-4.88%	3.33%-3.88%	2.60%-3.52%
A summary of stock option activity under our plans as of July 1, 2006, and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options	Shares	Exercise Prices	Contractual Term	Intrinsic Value

Outstanding at July 2, 2005	1,216,547	$34.21
Granted	279,515	42.07
Exercised	(92,005)	31.42
Forfeited or expired	(40,041)	38.58

Outstanding at July 1, 2006	1,364,016	$35.84	6.48	$2,363,101

Exercisable at July 1, 2006	885,881	$34.02	5.35	$2,253,661

The weighted-average fair value of stock options on the date of grant during the fiscal years ended 2006, 2005, and 2004 was $10.90, $10.85, and $10.82, respectively. The total intrinsic value of stock options exercised during the fiscal years ended 2006, 2005, and 2004, was $.8 million, $2.4 million and $1.4 million, respectively.
We received total cash as a result of the exercise of stock options in fiscal years 2006, 2005 and 2004 of $2.8 million, $6.0 million and $ 5.2 million, respectively.

A summary of the status of our non-vested shares of restricted stock as of July 1, 2006 and changes during the year ended July 1, 2006, is presented below:

		Weighted-Average
Non-vested Shares	Shares	Grant-Date Fair Value

Non-vested at July 2, 2005	60,259	$32.05
Granted	82,685	40.76
Vested	(23,344)	32.08
Forfeited	(7,320)	36.69

Non-vested at July 1, 2006	112,280	$39.35

As of July 1, 2006, there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our restricted stock plan. That cost is expected to be recognized over a weighted-average period of 5.4 years. The total fair value of shares vested during the fiscal years ended 2006, 2005 and 2004 was $.9 million, $1.2 million and $1.0 million respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for fiscal 2006 by approximately $0.8 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at July 1, 2006 on the change in the cost of variable rate debt.
The following tables provide information about our fixed and variable rate debt and our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the following table presents principal cash flow and related weighted average interest rates by expected maturity dates by fiscal year. The rates include credit spreads and were determined using the forward interest curve as of July 1, 2006. Capital leases, operating leases and other debt are not included in the table.

(dollars in thousands)	Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate

2007	$7,143	8.40%	$—	—%
2008	7,143	8.40	50,000	6.00
2009	7,143	8.40	—	—
2010	7,143	8.40	40,800	6.38
2011	7,142	8.40	—	—
Thereafter	—	—	75,000	6.20

Total	$35,714	8.40%	$165,800	6.18%

Fair Value	$37,364	—	$165,800	—

For interest rate swaps, the following table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates by fiscal year. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. At July 1, 2006, we had interest rate swap contracts to pay fixed rates of interest (average rate of 4.34%) and receive variable rates of interest based on three-month LIBOR on $140,000 notional amount of indebtedness. The fair value of the interest rate swaps at July 1, 2006 was $2,929.

(dollars in thousands)	Notional Principal	Average Interest	Average Interest
Maturity Date	Amount	Pay Rate	Receive Rate

2007	$20,000	3.16%	5.55%
2008	10,000	3.60	5.50
2009	20,000	4.19	5.45
2010	70,000	4.54	4.55
2011	20,000	5.36	5.62

Total	$140,000	4.34%	5.40%

Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in gasoline cost will have on the future financial results of the Company. We purchase heating oil futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. The current fair market value of all outstanding contracts at July 1, 2006 is a negative $0.1 million. We also utilize natural gas supply contracts to manage the risk associated with natural gas costs.
Foreign Currency Exchange Risk
We have material foreign subsidiaries located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and as such are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.
We may periodically hedge firm commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. There were no outstanding foreign currency contracts at July 1, 2006. Notional amounts outstanding under foreign currency contracts at July 2, 2005 were $0.4 million, all of which matured during fiscal 2006. Notional amounts outstanding under foreign currency contracts at July 3, 2004 were $0.4 million, all of which matured during fiscal 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Following is a summary of the results of operations for each of the quarters within fiscal years ended July 1, 2006 and July 2, 2005. All amounts are in thousands, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth

2006
Revenues	$207,948	$219,348	$226,141	$227,406
Gross Profit	73,241	77,521	77,095	76,921
Income from Operations	18,897	19,022	16,593	20,351
Net Income	10,371	10,234	10,358	10,888
Basic Earnings per Share	0.49	0.49	0.49	0.51
Diluted Earnings per Share	0.49	0.48	0.49	0.51
Dividends per Share	0.0175	0.0175	0.0175	0.0175
2005 (restated)
Revenues	$182,432	$195,135	$203,810	$207,398
Gross Profit	66,527	70,279	72,660	73,363
Income from Operations	17,055	18,138	18,970	18,503
Net Income	9,067	9,728	9,950	9,434
Basic Earnings per Share	0.44	0.46	0.47	0.45
Diluted Earnings per Share	0.43	0.45	0.47	0.44
Dividends per Share	0.0175	0.0175	0.0175	0.0175
Fiscal year 2005 information has been restated as a result of adopting SFAS 123(r). See Note 1 of our consolidated financial statements included in Item 8 of this Form 10-K for a description of the impact of adopting SFAS 123(r).
We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2006 and fiscal 2005 were both 52 week years.

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
Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of July 1, 2006.
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

/s/ Richard L. Marcantonio

Richard L. Marcantonio
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey L. Wright

Jeffrey L. Wright
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Dietz

Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)
September 8, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
G&K Services, Inc.
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. as of July 1, 2006, and July 2, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. as of July 1, 2006, and July 2, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 1, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of G&K Services, Inc.’s internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 8, 2006, expressed an unqualified opinion thereon.
As discussed in the Stock-based Compensation note to the financial statements, effective July 3, 2005, the Corporation adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” using the modified retrospective transition method.

/s/ Ernst & Young LLP

Ernst & Young LLP

Minneapolis, Minnesota
September 8, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
G&K Services, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that G&K Services, Inc. maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G&K Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that G&K Services, Inc. maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, G&K Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of July 1, 2006, and July 2, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 1, 2006, of G&K Services, Inc., and our report dated September 8, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Minneapolis, Minnesota
September 8, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 1,	July 2,	July 3,
	2006	2005 (restated)	2004 (restated)
(In thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)

Revenues
Rental operations	$801,240	$740,708	$708,708
Direct sales	79,603	48,067	24,739

Total revenues	880,843	788,775	733,447

Operating Expenses
Cost of rental operations	518,543	470,116	448,131
Cost of direct sales	57,522	35,830	18,899
Selling and administrative	186,652	168,620	160,850
Depreciation	32,479	31,981	31,417
Amortization of intangibles	10,784	9,562	7,929

Total operating expenses	805,980	716,109	667,226

Income from Operations	74,863	72,666	66,221
Interest expense	13,226	11,338	11,966

Income before Income Taxes	61,637	61,328	54,255
Provision for income taxes	19,786	23,149	20,617

Net Income	$41,851	$38,179	$33,638

Basic weighted average number of shares outstanding	21,093	20,942	20,710
Basic Earnings per Common Share	$1.98	$1.82	$1.62

Diluted weighted average number of shares outstanding	21,253	21,400	20,900
Diluted Earnings per Common Share	$1.97	$1.78	$1.61

Dividends per Share	$0.07	$0.07	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	July 1,	July 2,
	2006	2005
(In thousands, except share data)		(restated)

ASSETS

Current Assets
Cash and cash equivalents	$19,690	$15,345
Accounts receivable, less allowance for doubtful accounts of $3,011 and $2,890	94,964	83,459
Inventories	141,031	121,120
Prepaid expenses	15,552	16,587

Total current assets	271,237	236,511

Property, Plant and Equipment
Land	32,986	35,650
Buildings and improvements	151,641	141,205
Machinery and equipment	286,533	273,044
Automobiles and trucks	38,158	38,948
Less accumulated depreciation	(260,317)	(245,540)

Total property, plant and equipment	249,001	243,307

Other Assets
Goodwill, net	349,469	338,701
Customer contracts and non-competition agreements, net	50,712	57,790
Other, principally retirement plan assets	30,673	26,860

Total other assets	430,854	423,351

	$951,092	$903,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$27,404	$25,695
Accrued expenses
Salaries and employee benefits	32,607	29,601
Other	36,820	35,259
Current income taxes payable	3,572	6,623
Deferred income taxes	10,419	8,971
Current maturities of long-term debt	18,199	26,537

Total current liabilities	129,021	132,686

Long-Term Debt, net of Current Maturities	195,355	210,462
Deferred Income Taxes	34,343	32,580
Other Noncurrent Liabilities	44,985	47,691

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity
Common stock, $0.50 par value
Class A, 400,000,000 shares authorized, 21,283,196 and 19,638,224 shares issued and outstanding	10,642	9,819
Class B, 30,000,000 shares authorized, 1,474,996 shares issued and outstanding at 7/2/2005	—	738
Additional paid-in capital	68,268	61,460
Retained earnings	446,199	405,841
Accumulated other comprehensive income	22,279	1,892

Total stockholders’ equity	547,388	479,750

	$951,092	$903,169

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(In thousands, except per share data)
(restated)

					Accumulated Other
					Comprehensive Income (Loss)
					Net Unrealized
	Class A	Class B	Additional		Gain/(Loss) on	Minimum	Cumulative
	Common	Common	Paid-In	Retained	Financial	Pension	Translation	Stockholders’
	Stock	Stock	Capital	Earnings	Instruments	Liability	Adjustments	Equity

Balance June 28, 2003	$9,627	$738	$43,071	$336,950	$(1,231)	$(3,230)	$(2,205)	$383,720
Net income	—	—	—	33,638	—	—	—	33,638
Foreign currency translation	—	—	—	—	—	—	1,594	1,594
Unrealized holding gains, net of income tax	—	—	—	—	1,121	—	—	1,121
Minimum pension liability, net of income tax	—	—	—	—	—	1,867	—	1,867

Comprehensive income								38,220
Issuance of common stock under stock plans, net (178 shares)	89	—	5,129	—	—	—	—	5,218
Stock option-based compensation	—	—	2,816	—	—	—	—	2,816
Amortization of restricted stock	—	—	947	—	—	—	—	947
Cash dividends ($0.07 per share)	—	—	—	(1,459)	—	—	—	(1,459)

Balance July 3, 2004	9,716	738	51,963	369,129	(110)	(1,363)	(611)	429,462
Net income	—	—	—	38,179	—	—	—	38,179
Foreign currency translation	—	—	—	—	—	—	8,197	8,197
Unrealized holding gains, net of income tax	—	—	—	—	544	—	—	544
Minimum pension liability, net of income tax	—	—	—	—	—	(4,765)	—	(4,765)

Comprehensive income								42,155
Issuance of common stock under stock plans, net (207 shares)	103	—	5,850	—	—	—	—	5,953
Stock option-based compensation	—	—	2,806	—	—	—	—	2,806
Amortization of restricted stock	—	—	841	—	—	—	—	841
Cash dividends ($0.07 per share)	—	—	—	(1,467)	—	—	—	(1,467)

Balance July 2, 2005	9,819	738	61,460	405,841	434	(6,128)	7,586	479,750
Net income	—	—	—	41,851	—	—	—	41,851
Foreign currency translation	—	—	—	—	—	—	13,205	13,205
Unrealized holding gains, net of income tax	—	—	—	—	1,327	—	—	1,327
Minimum pension liability, net of income tax	—	—	—	—	—	5,855	—	5,855

Comprehensive income								62,238
Conversion of Class B shares	738	(738)						—
Issuance of common stock under stock plans, net (170 shares)	85	—	2,873	—	—	—	—	2,958
Stock option-based compensation	—	—	2,781	—	—	—	—	2,781
Amortization of restricted stock	—	—	1,154	—	—	—	—	1,154
Cash dividends ($0.07 per share)	—	—	—	(1,493)	—	—	—	(1,493)

Balance July 1, 2006	$10,642	$0	$68,268	$446,199	$1,761	$(273)	$20,791	$547,388

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 1,	July 2,	July 3,
	2006	2005	2004
		(restated)	(restated)
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)

Operating Activities:
Net income	$41,851	$38,179	$33,638
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	43,263	41,543	39,346
Deferred income taxes	(102)	854	1,782
Share-based compensation	3,935	3,658	3,753
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	(4,794)	(5,116)	129
Inventories	(20,683)	(11,164)	2,474
Accounts payable and other accrued expenses	3,951	(6,596)	10,570
Other assets and liabilities	2,100	2,176	4,575

Net cash provided by operating activities	69,521	63,534	96,267

Investing Activities:
Property, plant and equipment additions, net	(31,968)	(19,408)	(17,349)
Acquisition of business assets, net of cash	(11,455)	(74,871)	(24,940)
Purchases of investments, net	(1,967)	(1,595)	(1,587)

Net cash used for investing activities	(45,390)	(95,874)	(43,876)

Financing Activities:
Proceeds from issuance of long-term debt	—	—	1,345
Repayments of long-term debt	(7,835)	(25,730)	(12,874)
(Repayments of) proceeds from short-term borrowings, net	(14,228)	40,400	(29,500)
Cash dividends paid	(1,493)	(1,467)	(1,459)
Sale of common stock	2,958	5,953	5,218

Net cash (used for) provided by financing activities	(20,598)	19,156	(37,270)

Increase (Decrease) in Cash and Cash Equivalents	3,533	(13,184)	15,121
Effect of Exchange Rates on Cash	812	1,598	306

Cash and Cash Equivalents:
Beginning of year	15,345	26,931	11,504

End of year	$19,690	$15,345	$26,931

Supplemental Cash Flow Information:
Cash paid for -
Interest	$12,689	$10,800	$11,825

Income taxes	$24,962	$28,975	$9,619

Non-Cash Transactions:
Notes payable issued to sellers in business acquisitions	$(1,419)	$11,890	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
Nature of Business
G&K Services, Inc. (the “Company”) is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. The Company serves a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. The Company also manufactures certain uniform garments that it uses to support its garment rental programs. The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company operates on a fiscal year ending on the Saturday closest to June 30. Fiscal years for the consolidated financial statements included herein ended on July 1, 2006 (52 weeks), July 2, 2005 (52 weeks) and July 3, 2004 (53 weeks).
Share-Based Payment Plans
As more fully described in Note 6, the Company has adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” in the first quarter of fiscal 2006 under the modified retrospective transition method. SFAS 123(r) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the statements of operations. Under the modified retrospective transition method, all prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.
As a result of adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income have been decreased and restated by $2,806 and $1,748 respectively, for fiscal year 2005 and income before income taxes and net income have been decreased and restated by $2,816 and $1,746 respectively, for fiscal year 2004. Basic and diluted earnings per share have been decreased and restated by $0.09 and $0.10 per share respectively, for fiscal year 2005 and basic and diluted earnings per share have been decreased and restated by $0.09 and $0.08 per share respectively, for fiscal year 2004. The beginning balances of long-term deferred taxes, and paid in capital have been increased and restated by $4,320 and $14,571 respectively and retained earnings has been decreased and restated by $18,891, to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes valuation option pricing model that incorporates certain assumptions that have been disclosed in the following table. Expected volatilities are based on the historic volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U. S. Treasury note interest rate in effect at the time of grant.

	July 1, 2006	July 2, 2005	July 3, 2004

Weighted average volatility	24.35%	25.98%	30.95%
Expected dividends	$0.07	$0.07	$0.07
Expected term (in years)	4-5	5	5
Risk-free rate	3.82%-4.88%	3.33%-3.88%	2.60%-3.52%

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
Inventories
Inventories consist of new goods and rental merchandise in service. Estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both obsolete and excess inventories. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. The components of inventories as of July 1, 2006 and July 2, 2005 are as follows:

	2006	2005

New goods	$62,786	$50,661
Rental merchandise in service	78,245	70,459

	$141,031	$121,120

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
Goodwill, Intangible and Long-Lived Assets
The cost of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with the Company for a fixed period of time and acquired customer contracts are stated at cost less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, primarily five to eleven years.
The carrying value of goodwill is evaluated on an annual basis and also when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill in fiscal 2006, 2005 or 2004.
The Company reviews all other long-lived assets, including definite-lived intangible assets, for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Under SFAS 144, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company also performs a periodic assessment of the useful lives assigned to intangible assets. All of the Company’s intangibles are subject to amortization.
Retirement Plan Assets
Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.
Foreign Currency
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations and were not material in fiscal 2006, 2005 or 2004.
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
Insurance
The Company self-insures for certain obligations related to health, workers’ compensation and auto and general liability programs. The Company purchases excess of loss insurance policies to protect it from catastrophic losses. The Company periodically evaluates its liabilities under such programs based on a third party actuarial analysis. Management’s estimates including present value estimates, consider historical claims experience, escalating medical cost trends and the expected timing of claim payments.
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

Per Share Data
Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share was computed similarly to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive stock options and other dilutive securities, including non-vested restricted stock, using the treasury stock method.

For the Fiscal Years Ended	July 1,	July 2,	July 3,
(In thousands)	2006	2005 (restated)	2004(restated)

Weighted average number of common shares outstanding used in computation of basic earnings per share	21,093	20,942	20,710

Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	160	458	190

Shares used in computation of diluted earnings per share	21,253	21,400	20,900

Potential common shares of 553,000, 193,000 and 373,000 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2006, 2005 and 2004, respectively. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.
Comprehensive Income
The Company has chosen to disclose comprehensive income, which consists of net income, foreign currency translation adjustment, unrealized gains/losses on derivative financial instruments and minimum pension liability adjustments, in the consolidated statements of stockholders’ equity and comprehensive income.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related authoritative guidance. The statement requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized periodically in income or stockholders’ equity (as a component of other comprehensive income) based on the extent hedge accounting is achieved.
Recent Accounting Pronouncements
On March 31, 2006, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB statements No. 87, 88, 106 and 132R. The proposed standard would require the Company to:
•	Recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.

•	Recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost.

•	Recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106.

•	Measure defined benefit plan assets and defined benefit plan obligations as of the date of the employer’s statement of financial position.

•	Disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which fundamentally changes the way that an entity will be required to treat their uncertain tax positions for financial accounting purposes. FIN 48 prescribes rules regarding how an entity should recognize, measure and disclose in its financial statements tax positions that an entity has taken or will take in its tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
The Company is currently evaluating the impact of these standards on its consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not impact current or historical net income or stockholders’ equity.
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
2. Acquisitions
During each of fiscal 2006, 2005 and 2004, the Company made several small acquisitions. The total purchase consideration, including related acquisition costs, as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2006	2005	2004

Total purchase price and related acquisition costs	$11,455	$86,761	$24,940
Goodwill	5,442	50,641	19,304
Total purchase consideration for fiscal 2005 includes $11,890 of debt issued which was subsequently reduced by $1,419 in fiscal year 2006 as a purchase price adjustment. The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material, either individually or in the aggregate, to the Company.
3. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the fiscal years ended July 1, 2006 and July 2, 2005, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 2, 2005	$286,313	$52,388	$338,701
Goodwill acquired during the period, net of purchase price adjustments	(143)	5,585	5,442
Other, primarily foreign currency translation	—	5,326	5,326

Balance as of July 1, 2006	$286,170	$63,299	$349,469

	United States	Canada	Total

Balance as of July 3, 2004	$254,998	$30,894	$285,892
Goodwill acquired during the period, net of purchase price adjustments	31,315	19,326	50,641
Other, primarily foreign currency translation	—	2,168	2,168

Balance as of July 2, 2005	$286,313	$52,388	$338,701

Information regarding the Company’s intangible assets is as follows:

	Carrying	Accumulated
As of July 1, 2006	Amount	Amortization	Net

Customer contracts	$106,408	$58,158	$48,250
Non-competition agreements	10,908	8,446	2,462

Total	$117,316	$66,604	$50,712

	Carrying	Accumulated
As of July 2, 2005	Amount	Amortization	Net

Customer contracts	$102,021	$47,821	$54,200
Non-competition agreements	10,829	7,239	3,590

Total	$112,850	$55,060	$57,790

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there is no significant separate value in any customer relationships.
Total amortization expense was $10,784 in fiscal 2006, $9,562 in fiscal 2005 and $7,929 in fiscal 2004. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of July 1, 2006 is as follows:

2007	$10,643
2008	10,059
2009	6,338
2010	6,166
2011	5,490
4. Long-Term Debt
Debt as of July 1, 2006 and July 2, 2005 includes the following:

	2006	2005

Borrowings under unsecured revolving credit facility	$40,800	$56,250
Borrowings under unsecured variable rate notes	75,000	75,000
Borrowings under secured variable rate loans	50,000	50,000
Borrowings under unsecured fixed rate notes	35,714	42,857
Other debt arrangements including capital leases	12,040	12,892

	213,554	236,999
Less current maturities	(18,199)	(26,537)

Total long-term debt	$195,355	$210,462

The Company maintains a $325,000 unsecured revolving credit facility. As of July 1, 2006, borrowings outstanding under the revolving credit facility were $40,800. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of July 1, 2006, letters of credit outstanding against the revolver were $33,142.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of July 1, 2006 bear interest at a rate of 6.27% LIBOR plus 0.875%. The Company also pays a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
The Company has issued $50,000 of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, the Company will repay $7,143 of the principal amount at par. As of July 1, 2006, the outstanding balance was $35,714.

The Company maintains a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to the Company on a revolving basis up to $60,000. The facility was amended on June 2, 2006 increasing the facility size from $50,000 to $60,000. The Company will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, the Company granted a first priority security interest in certain of its U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. The Company used the net proceeds of this loan to reduce indebtedness under its unsecured credit facilities. At July 1, 2006, there was $50,000 outstanding under the agreement at a current interest rate of 5.10%.
The Company has $75,000 of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate is reset and interest payments are paid on a quarterly basis. As of July 1, 2006, the outstanding balance of the notes was $75,000 at a current rate of 6.10%.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require the Company to maintain a minimum stockholders’ equity and a maximum leverage ratio, all as defined in the respective agreement. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. As of July 1, 2006, the Company was in compliance with all financial debt covenants.
The fair value of the Company’s long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the long-term debt under the revolving credit facility, variable rate notes and loan agreements approximates the carrying value as of July 1, 2006 and July 2, 2005. The fair value of the unsecured fixed rate notes is $37,364 as of July 1, 2006.
The Company has a $11,890 promissory note in connection with the Lion Uniform Group acquisition. The note bears interest at 2.35% and matures on January 1, 2007. As of July 1, 2006, the outstanding balance of the note was $10,471 and is included in other debt arrangements in the table above.
The following table summarizes payments due on long-term debt, including capital leases, as of July 1, 2006 for the next five fiscal years and thereafter:

2007	$18,199
2008	57,676
2009	7,594
2010	47,943
2011	7,142
2012 and thereafter	75,000
5. Derivative Financial Instruments
The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to balance the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated balance sheets and for contracts that cash flow hedge accounting is achieved the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.
At July 1, 2006, the Company had interest rate swap contracts to pay fixed rates of interest (average rate of 4.34%) and receives variable rates of interest based on three-month LIBOR on $140,000 notional amount of indebtedness. The $140,000 notional amount of outstanding contracts will mature $20,000 during fiscal 2007 and $120,000 thereafter. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period. If these swap agreements were to be terminated, the Company would have incurred an after-tax gain on the contracts of $1,831 on July 1, 2006 and an after-tax gain of $222 at July 2, 2005.

The Company also uses derivative financial instruments to manage the risk that changes in gasoline cost will have on the future financial results of the Company. The Company purchases heating oil futures contracts to effectively hedge a portion of anticipated actual gasoline purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the cash flow hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. If these contracts were to be terminated, the Company would have incurred an after-tax loss on the contracts of $52 on July 1, 2006.
The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. There were no outstanding foreign currency contracts at July 1, 2006. Notional amounts outstanding under foreign currency contracts at July 2, 2005 were $446, all of which matured during fiscal 2006.
6. Stockholders’ Equity
The Company formerly issued both Class A and Class B shares of its stock. Upon the retirement of a former officer of the Company effective December 31, 2005, all Class B shares outstanding were converted on a share-for-share basis to Class A shares. As of July 1, 2006 the only shares outstanding were Class A shares. Each share of Class A common stock is entitled to one vote and is freely transferable.
Share-Based Payment Plans
The Company maintains Stock Option and Compensation Plans (the “Employee Plans”) to grant certain stock awards, including stock options at fair market value and non-vested restricted shares, to key employees of the Company. Exercise periods for stock options are limited to a maximum of 10 years and a minimum of one year and generally vest over three years while restricted stock generally vests over five years. A maximum of 3,000,000 stock awards can be granted under the Employee Plan and 1,039,296 awards were available for grant as of July 1, 2006.
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
The Company adopted the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(r)”) in the first quarter of fiscal 2006 under the modified retrospective transition method. SFAS 123(r) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the income statement. Under the modified retrospective transition method, all prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.
As a result of adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income have been decreased and restated by $2,806 and $1,748, respectively, for fiscal year 2005 and income before income taxes and net income have been decreased and restated by $2,816 and $1,746, respectively, for fiscal year 2004. Basic and diluted earnings per share have been decreased and restated by $0.09 and $0.10 per share, respectively, for fiscal year 2005 and basic and diluted earnings per share have been decreased and restated by $0.09 and $0.08 per share, respectively, for fiscal year 2004. The beginning balances of long-term deferred taxes and paid in capital have been increased and restated by $4,320 and $14,571 respectively and retained earnings has been decreased and restated by $18,891 to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”

Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). The amount of compensation cost that has been recognized in the consolidated statements of operations was $3,935, $3,658, and $3,753 for fiscal years 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,476, $1,390 and $1,426 for fiscal years 2006, 2005, and 2004. In addition, no amount of share-based compensation cost was capitalized during the periods presented.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes valuation option pricing model that incorporates certain assumptions that have been disclosed in the following table. Expected volatilities are based on the historic volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U. S. Treasury note interest rate in effect at the time of grant.

	July 1, 2006	July 2, 2005	July 3, 2004

Weighted average volatility	24.35%	25.98%	30.95%
Expected dividends	$0.07	$0.07	$0.07
Expected term (in years)	4-5	5	5
Risk-free rate	3.82%-4.88%	3.33%-3.88%	2.60%-3.52%
A summary of stock option activity under the Company’s plans as of July 1, 2006, and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options	Shares	Exercise Prices	Contractual Term	Intrinsic Value

Outstanding at July 2, 2005	1,216,547	$34.21
Granted	279,515	42.07
Exercised	(92,005)	31.42
Forfeited or expired	(40,041)	38.58

Outstanding at July 1, 2006	1,364,016	$35.84	6.48	$2,363,101

Exercisable at July 1, 2006	885,881	$34.02	5.35	$2,253,661

The weighted-average fair value of stock options on the date of grant during the fiscal years ended 2006, 2005, and 2004 was $10.90, $10.85, and $10.82, respectively. The total intrinsic value of stock options exercised during the fiscal years ended 2006, 2005, and 2004, was $815, $2,429, and $1,410, respectively.
Total cash received by the Company as a result of the exercise of stock options in fiscal years 2006, 2005 and 2004 was $2,842, $5,967 and $5,227, respectively.
A summary of the status of the Company’s non-vested shares of restricted stock as of July 1, 2006 and changes during the year ended July 1, 2006, is presented below:

		Weighted-Average
Non-vested Shares	Shares	Grant-Date Fair Value

Non-vested at July 2, 2005	60,259	$32.05
Granted	82,685	40.76
Vested	(23,344)	32.08
Forfeited	(7,320)	36.69

Non-vested at July 1, 2006	112,280	$39.35

As of July 1, 2006, there was $3,570 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s restricted stock plan. That cost is expected to be recognized over a weighted-average period of 5.4 years. The total fair value of shares vested during the fiscal years ended 2006, 2005 and 2004 was $924, $1,208 and $1,025 respectively.
7. Income Taxes
The components of the provision for income taxes are as follows:

Fiscal Years	2006	2005	2004
		(restated)	(restated)

Current:
Federal	$8,595	$14,820	$14,972
State and local	2,189	1,637	1,859
Foreign	10,217	5,116	4,581

	21,001	21,573	21,412
Deferred	(1,215)	1,576	(795)

	$19,786	$23,149	$20,617

The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

Fiscal Years	2006	2005	2004
		(restated)	(restated)

Federal taxes at the statutory rate	$21,573	$21,464	$18,989
State taxes, net of federal tax benefit	1,435	1,429	1,475
Foreign earnings taxed at different rates	1,263	(210)	(838)
Change in tax contingency reserve	(2,894)	124	504
Permanent differences and other, net	(1,591)	342	487

Total provision	$19,786	$23,149	$20,617

Effective rate	32.1%	37.7%	38.0%

The change in the tax contingency reserve was the result of the termination of certain statutory requirements.
Significant components of the Company’s deferred tax assets and deferred tax liabilities as of July 1, 2006 and July 2, 2005 are as follows:

	2006	2005
		(restated)

Deferred tax liabilities:
Inventory	$(22,306)	$(22,086)
Depreciation	(22,367)	(25,697)
Intangibles	(28,620)	(26,341)

Total deferred tax liabilities	(73,293)	(74,124)
Deferred tax assets:
Accruals, reserves and other	22,876	28,331
Other	5,655	4,242

Total deferred tax assets	28,531	32,573

Net deferred tax liabilities	$(44,762)	$(41,551)

The Company has foreign tax credit carry-forwards of $84, which expire in fiscal years 2014 and 2015. The Company has determined no valuation allowance is necessary as of July 1, 2006 and July 2, 2005.
The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from its foreign subsidiaries of approximately $42,400 and $18,800 as of July 1, 2006 and July 2, 2005 respectively. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries.

8. Employee Benefit Plans
Pension Plan and Supplemental Executive Retirement Plan
The Company has a noncontributory defined benefit pension plan (the “Plan”) covering substantially all employees, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. The Company makes annual contributions to the Plan consistent with federal funding requirements.
Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. The Company has purchased life insurance contracts that may be used to fund the retirement benefits. The net cash surrender value of the contracts as of July 1, 2006 and July 2, 2005 was $14,670 and $12,777, respectively, and is included in other assets in the accompanying consolidated balance sheets.
The Company froze its pension and SERP plans effective January 1, 2007. All benefits earned by the defined benefit plans participants through the end of calendar year 2006 will be available upon retirement under the plan provisions. Future growth in benefits will no longer occur beyond December 31, 2006. The Company incurred $160 and $100 of costs in fiscal year 2006 associated with the curtailment of the pension plan and SERP respectively.
Obligations and Funded Status at July 1, 2006 and July 2, 2005

			Supplemental Executive
	Pension Plan		Retirement Plan
	2006	2005	2006	2005

Change in benefit obligation:
Projected benefit obligation, beginning of year	$59,296	$43,899	$13,961	$11,159
Service cost	4,761	3,793	936	792
Interest cost	3,236	2,720	754	685
Actuarial (gain) loss	(9,017)	10,224	(1,466)	1,632
Curtailment (gain)	(8,366)	—	(2,709)	—
Benefits paid	(1,365)	(1,340)	(431)	(307)

Projected benefit obligation, end of year	$48,545	$59,296	$11,045	$13,961

Change in plan assets:
Fair value of plan assets, beginning of year	$29,057	$26,674	$—	$—
Actual return on plan assets	1,984	1,892	—	—
Employer contributions	3,133	1,832	431	307
Benefits paid	(1,365)	(1,340)	(431)	(307)

Fair value of plan assets, end of year	$32,809	$29,058	$—	$—

Funded status	$(15,736)	$(30,238)	$(11,045)	$(13,961)
Unrecognized prior service cost	9	221	8	202
Unrecognized actuarial loss	1,248	19,509	—	4,427

Net amount recognized	$(14,479)	$(10,508)	$(11,037)	$(9,332)

The actuarial gain in fiscal 2006 of $9,017 was a result of an increase in discount rates in the current year.
Amounts recognized in the consolidated balance sheets consist of:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2006	2005	2006	2005

Accrued benefit liability	$(14,727)	$(19,586)	$(11,037)	$(10,305)
Intangible assets	8	221	—	202
Accumulated other comprehensive income	240	8,857	—	771

Net amount recognized	$(14,479)	$(10,508)	$(11,037)	$(9,332)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $48,545, $47,537 and $32,809, respectively, as of July 1, 2006 and $59,296, $48,644 and

$29,058, respectively as of July 2, 2005. No pension plans had plan assets in excess of accumulated benefit obligations at July 1, 2006 or July 2, 2005.
Components of Net Periodic Benefit Cost

				Supplemental Executive
	Pension Plan			Retirement Plan
	2006	2005	2004	2006	2005	2004

Service cost	$4,761	$3,793	$3,949	$936	$792	$857
Interest cost	3,236	2,720	2,514	754	685	671
Expected return on assets	(2,466)	(2,175)	(1,514)	—	—	—
Prior service cost	52	55	55	43	43	43
Loss	1,361	514	1,053	303	187	369

Net periodic benefit cost	$6,944	$4,907	$6,057	$2,036	$1,707	$1,940

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at July 1, 2006 and July 2, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2006	2005	2006	2005

Discount rate	6.45%	5.50%	6.40%	5.50%
Rate of compensation increase	4.25	4.25	5.00	5.00

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended July 1, 2006 and July 2, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2006	2005	2006	2005

Discount rate	5.50%	6.25%	5.50%	6.25%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	4.25	4.25	5.00	5.00

To develop the expected long-term rate of return on asset assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption.
Additional Information
The pension plan weighted average asset allocations at July 1, 2006 and July 2, 2005 are as follows:

	Pension Plan
	2006	2005

International equity	15%	15%
Value equity	25	25
Small cap equity	10	10
Core growth equity	20	20
Fixed income	30	30

Total	100%	100%

The asset allocation strategy for 2006 targets 25.0%-35.0% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complimentary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10.0% of assets, except for certain government backed securities.
Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. The plan held approximately 67,500 shares of the Company’s Class A common stock at July 1, 2006 and 67,500 shares of the Company’s Class B shares at July 2, 2005, with market values of $2,316 and $2,561, respectively. As of December 31, 2005 all Class B shares outstanding were converted to Class A shares. The plan received $5 in dividends on the Company’s Class A common stock during each of fiscal 2006 and 2005.
The Company expects to contribute $4,978 to its pension plan and $449 to the SERP in fiscal year 2007.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Supplemental
		Executive Retirement
	Pension Plan	Plan

2007	$1,022	$449
2008	1,122	475
2009	1,252	499
2010	1,416	544
2011	1,623	643
2012 and thereafter	12,198	5,234
Union Pension Plans
Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer pension plans (“Union Plans”). The Company contributed and charged to expense $1,761 in fiscal 2006, $1,555 in fiscal 2005 and $1,460 in fiscal 2004 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company may be liable for its share of unfunded vested benefits related to the Union Plans. Information from the Union Plans’ administrators is not available to permit the Company to determine its share of unfunded vested benefits.
401(k) Plan
All full-time nonunion employees are eligible to participate in a 401(k) plan. The Company matches a portion of the employee’s salary reduction contributions and provides investment choices for the employee. The matching contributions under the 401(k) plan, which vest over a five-year employment period, were $2,047 in fiscal 2006, $1,814 in fiscal 2005 and $1,712 in fiscal 2004.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan (DEFCO plan), the Company matches a portion of the designated employees’ contributions. The Company’s matching contributions under the DEFCO plan were $506 in fiscal 2006, $464 in fiscal 2005 and $528 in fiscal 2004. The accumulated benefit obligation of $13,021 as of July 1, 2006 and $10,731 as of July 2, 2005 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Company has purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At July 1, 2006 and July 2, 2005, the estimated fair value of the investments was $13,021 and $10,731, and the cost of the investments was $11,874 and $10,246, respectively.

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
The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of July 1, 2006:

Operating Leases

2007	$18,180
2008	15,392
2009	10,896
2010	7,609
2011	5,222
2012 and thereafter	2,925

Total minimum lease payments	$60,224

Total rent expense for operating leases, including those with terms of less than one year was $24,319 in fiscal 2006, $20,684 in fiscal 2005 and $18,547 in fiscal 2004.

10. Segment Information
The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. No one customer’s transactions account for 1.5% or more of the Company’s revenues.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location is as follows:

	United
	States	Canada	Elimination	Total

2006 (52 weeks):
Revenues	$728,434	$152,409	$—	$880,843
Income from operations	48,925	25,938	—	74,863
Interest expense	13,186	40	—	13,226
Total assets	894,663	172,629	(116,200)	951,092
Capital expenditures	29,260	2,708	—	31,968
Depreciation and amortization expense	37,196	6,067	—	43,263
Income tax expense	10,147	9,639	—	19,786
2005 (52 weeks):
Revenues	$663,000	$125,775	$—	$788,775
Income from operations	48,363	24,303	—	72,666
Interest expense	11,328	10	—	11,338
Total assets	859,349	147,586	(103,766)	903,169
Capital expenditures	15,698	3,710	—	19,408
Depreciation and amortization expense	36,064	5,479	—	41,543
Income tax expense	17,671	5,478	—	23,149
2004 (53 weeks):
Revenues	$633,715	$99,732	$—	$733,447
Income from operations	47,466	18,755	—	66,221
Interest expense	12,029	(63)	—	11,966
Total assets	771,338	115,167	(83,758)	802,747
Capital expenditures	15,375	1,974	—	17,349
Depreciation and amortization expense	35,029	4,317	—	39,346
Income tax expense	16,857	3,760	—	20,617

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2006. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.
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
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Reference is made to information with respect to the Company’s Proxy Statement for the fiscal year 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to information with respect to the Company’s Proxy Statement for the fiscal year 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Reference is made to information with respect to the Company’s Proxy Statement for the fiscal year 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Reference is made to information with respect to the Company’s Proxy Statement for the fiscal year 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is made to information with respect to the Company’s Proxy Statement for the fiscal year 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3(b) Amended and Restated Bylaws of the Registrant.*

3(c) Form of share-based compensation agreement.*

4(a) Rights Agreement, dated as of September 17, 2001, by and between G&K Services, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the Registrant’s Form 8-K filing dated September 19, 2001).

10(a) 1989 Stock Option and Compensation Plan, as amended on October 30, 1997 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on October 8, 1997). **

10(b) Amended and Restated 1996 Director Stock Option Plan, as amended March 10, 2004 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on October 12, 2005).

10(c) 1998 Stock Option and Compensation Plan, as amended November 7, 2002 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on September 26, 2002). **

10(d) Form of Change of Control Agreement between Registrant and each of Robert G. Wood and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999). **

10(e) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and various institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(f) Form of Executive Employment Agreement between Registrant and each of Robert G. Wood and Jeffrey L. Wright, dated January 1, 2001 (incorporated herein by reference to the Registrant’s Form 10-K filed September 27, 2001). **

10(g) Credit Agreement, dated June 25, 2002, by and among the Registrant, G&K Services Canada, Inc., Bank One N.A., Wachovia Bank, National Association, Wachovia Securities, Inc (f/k/a First Union Securities, Inc.), Banc One Capital Markets, Inc. and various lenders (incorporated herein by reference to Exhibit 10(m) to the Registrant’s Form 10-K filed September 26, 2002).

10(h) Executive Employment Agreement between Registrant and Richard L. Marcantonio, dated June 25, 2002 (incorporated herein by reference to Exhibit 10(n) to the Registrant’s Form 10-K filed September 26, 2002). **

10(i) Promissory Note of Richard L. Marcantonio dated July 26, 2002 and payable to the Registrant (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002). **

10(j) Stock Pledge Agreement dated as of July 26, 2002, by and between the Registrant and Richard L. Marcantonio (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002). **

10(k) Change of Control Agreement between Registrant and Richard L. Marcantonio dated November 12, 2002 (incorporated herein by reference to Registrant’s Form 10-Q filed May 13, 2003). **

10(l) First Amendment, dated December 17, 2003 to Credit Agreement dated June 25, 2002, among the Registrant, G&K Services Canada, Inc., Bank One, N.A., Wachovia Bank, National Association, Wachovia Securities, Inc, Banc One Capital Markets, Inc. and various lenders (incorporated herein by reference to Registrant’s Form 10-Q filed February 5, 2004).

10(m) Executive Employment Agreement between Registrant and David F. Fisher, dated May 10, 2004 (incorporated herein by reference to Registrant’s Form 10-K filed September 16, 2004). **

10(n) Loan Agreement dated November 17, 2004 among G&K Services, Inc., and its subsidiaries, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc. (incorporated herein by reference to Registrant’s Form 10-Q filed February 8, 2005).

10(o) Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors (incorporated by reference to Registrant’s Form 10-K filed September 15, 2005).

10(p) Form of Executive Employment Agreement between Registrant and David Miller, dated December 19, 2005 (incorporated herein by reference to the Registrant’s Form 10-Q filed February 3, 2006). **

10(q) Third Amendment, dated June 2, 2006 to Loan Agreement dated November 17, 2004, among the Registrant, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc.*
21	Subsidiaries of G&K Services, Inc. *

23	Consent of Independent Registered Public Accounting Firm *

24	Power of Attorney dated as of August 24, 2006 *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm and Schedule II *

Footnotes:

*	Filed herewith

**	Compensatory plan or arrangement
(b)	Exhibits
See exhibits listed under Item 15(a)(3).
(c)	Financial Statement Schedules
See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2006	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Richard L. Marcantonio

Richard L. Marcantonio, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz

Thomas J. Dietz, Vice President and Controller
(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 14th day of September 2006, by the following persons in the capacity indicated:

/s/ Richard L. Marcantonio	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director
Richard L. Marcantonio

*	Director
Michael G. Allen

*	Director
Paul Baszucki

*	Director
John S. Bronson

*	Director
J. Patrick Doyle

*	Director
Wayne M. Fortun

*	Director
Ernest J. Mrozek

*	Director
M. Lenny Pippin

*	Director
Alice M. Richter

*By:	/s/ Richard L. Marcantonio
Richard L. Marcantonio
Attorney-in-fact