Form 10-Q
period 2006-09-30
G&K SERVICES INC
filed 2006-11-02
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission file number 0-4063
G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5995 OPUS PARKWAY
MINNETONKA, MINNESOTA 55343
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code (952) 912-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, par value $0.50 per share, outstanding
October 31, 2006 was 21,417,413 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 30,	July 1,
	2006	2006
(In thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$23,526	$19,690
Accounts receivable, less allowance for doubtful accounts of $3,540 and $3,011	96,330	94,964
Inventories	141,999	141,031
Prepaid expenses	14,047	15,552

Total current assets	275,902	271,237

Property, Plant and Equipment, net	250,254	249,001
Goodwill, net	349,479	349,469
Other Assets	79,881	81,385

	$955,516	$951,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,102	$27,404
Accrued expenses	62,078	72,999
Deferred income taxes	10,418	10,419
Current maturities of long-term debt	18,124	18,199

Total current liabilities	120,722	129,021

Long-Term Debt, net of Current Maturities	203,036	195,355
Deferred Income Taxes	33,266	34,343
Other Noncurrent Liabilities	43,009	44,985
Stockholders’ Equity	555,483	547,388

	$955,516	$951,092

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 30,	October 1,
(In thousands, except per share data)	2006	2005

Revenues
Rental operations	$207,301	$194,068
Direct sales	15,827	13,880

Total revenues	223,128	207,948

Operating Expenses
Cost of rental operations	131,652	124,506
Cost of direct sales	12,039	10,201
Selling and administrative	49,879	43,745
Depreciation and amortization	11,218	10,599

Total operating expenses	204,788	189,051

Income from Operations	18,340	18,897
Interest expense	3,393	3,015

Income before Income Taxes	14,947	15,882
Provision for income taxes	5,755	5,511

Net Income	$9,192	$10,371

Basic weighted average number of shares outstanding	21,186	20,992
Basic Earnings per Common Share	$0.43	$0.49

Diluted weighted average number of shares outstanding	21,365	21,148
Diluted Earnings per Common Share	$0.43	$0.49

Dividends per share	$0.0400	$0.0175

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 30,	October 1,
(In thousands)	2006	2005

Operating Activities:
Net income	$9,192	$10,371
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,218	10,599
Stock-based compensation	929	1,007
Deferred income taxes	114	394
Changes in current operating items, exclusive of acquisitions	(15,170)	(15,210)
Other assets and liabilities	624	148

Net cash provided by operating activities	6,907	7,309

Investing Activities:
Property, plant and equipment additions, net	(9,769)	(8,506)
Acquisitions of business assets and other	(994)	(832)

Net cash used for investing activities	(10,763)	(9,338)

Financing Activities:
Repayments of long-term debt	(7,293)	(7,309)
Proceeds from short-term borrowings, net	14,901	11,600
Cash dividends paid	—	(369)
Sale of common stock	74	658

Net cash provided by financing activities	7,682	4,580

Increase in Cash and Cash Equivalents	3,826	2,551
Effect of Exchange Rates on Cash	10	435

Cash and Cash Equivalents:
Beginning of period	19,690	15,345

End of period	$23,526	$18,331

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three-month period ended September 30, 2006 and October 1, 2005
(Unaudited)
The consolidated condensed financial statements included herein, except for the July 1, 2006 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 1, 2006, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for the three months ended September 30, 2006 and October 1, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three-month periods ended September 30, 2006 and October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

1.	Summary of Significant Accounting Policies

Accounting policies followed by the Company are set forth in Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

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

Revenue Recognition

The Company’s rental operations business is largely based on written service agreements whereby it agrees to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, the Company recognizes revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped.

Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to balance the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated condensed balance sheets and for contracts that cash flow hedge accounting is achieved the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.

The Company also uses derivative financial instruments to manage the risk that changes in gasoline cost will have on the future financial results of the Company. The Company purchases futures contracts to effectively hedge a portion of anticipated gasoline purchases. The futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the cash flow hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations.

The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on all such transactions were not significant in the first quarter of fiscal 2007 or 2006.

Per Share Data

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed similarly to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other dilutive securities, including non-vested restricted stock, using the treasury stock method.

	Three Months Ended
	September 30,	October 1,
	2006	2005

Weighted average number of common shares outstanding used in computation of basic earning per share	21,186	20,992

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	179	156

Shares used in computation of diluted earnings per share	21,365	21,148

Potential common shares of 523,000 and 448,000 related to the Company’s outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2006 and October 1, 2005, respectively. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

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
Recent Accounting Pronouncements
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB statements No. 87, 88, 106 and 132R. The standard requires the Company to:
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

The Company is currently evaluating the impact of these standards on its consolidated financial statements.

2.	Comprehensive Income

For the three-month periods ended September 30, 2006 and October 1, 2005, the components of comprehensive income were as follows:

	Three Months Ended
	September 30,	October 1,
	2006	2005

Net income	$9,192	$10,371
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(13)	7,034
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	(1,237)	672

Comprehensive income	$7,942	$18,077

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2006, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 1, 2006	$286,170	$63,299	$349,469
Goodwill acquired during the period, net of purchase price adjustments	30	—	30
Other, primarily foreign currency translation	—	(20)	(20)

Balance as of September 30, 2006	$286,200	$63,279	$349,479

Information regarding the Company’s other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	As of September 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$106,403	$60,600	$45,803
Non-competition agreements	10,908	8,722	2,186

Total	$117,311	$69,322	$47,989

	As of July 1, 2006
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$106,408	$58,158	$48,250
Non-competition agreements	10,908	8,446	2,462

Total	$117,316	$66,604	$50,712

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there is no significant separate value in any customer relationships.
Amortization expense was $2,719 and $2,657 for the three months ended September 30, 2006 and October 1, 2005, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 30, 2006 is as follows:

2007 remaining	$7,924
2008	10,059
2009	6,338
2010	6,166
2011	5,490
2012	4,734

4.	Long-Term Debt

On August 31, 2005, the Company amended and restated its revolving credit facility. The amended and restated revolving credit facility of $325,000 expires on August 31, 2010. As of September 30, 2006, borrowings outstanding under the revolving credit facility were $52,700. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of September 30, 2006, letters of credit outstanding against the revolver were $33,142.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of September 30, 2006 bear interest at a rate of 6.28% which is LIBOR plus 0.88%. The Company also pays a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

The Company has issued $50,000 of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Each year until maturity, the Company will be required to repay $7,143 of the principal amount at par. As of September 30, 2006, the outstanding balance was $28,572.

The Company maintains a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to the Company on a revolving basis up to $60,000. The facility was amended on June 2, 2006 increasing the facility size from $50,000 to $60,000. The Company will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, the Company granted a first priority security interest in certain of its U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. The Company used the net proceeds of this loan to reduce indebtedness under its unsecured credit facilities. At September 30, 2006, there was $53,000 outstanding under the agreement at a current interest rate of 5.30%.

The Company has $75,000 of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate is reset and interest payments are paid on a quarterly basis. As of September 30, 2006, the outstanding balance of the notes was $75,000 at a current rate of 5.97%.

5.	Share-Based Compensation

The Company maintains Stock Option and Compensation Plans to grant certain stock awards, including stock options and restricted shares of stock to key employees and external directors of the Company. Stock options granted to employees generally vest annually in equal amounts over three years and stock options granted on an annual basis to external directors, vest over one year. The stock options have an exercise price equal to the market price of the Company’s common stock on the date of grant. Restricted stock granted to employees prior to January 1, 2002, vest annually in equal amounts over seven years and grants after January 1, 2002, vest annually in equal amounts over five years. Generally the Company recognizes compensation expense for share-based compensation on a straight-line basis over the pertinent vesting period. Total compensation expense related to share-based awards was $929 and $1,007 for the three months ended September 30, 2006, and October 1, 2005, respectively. There were 22,079 and 23,328 shares of restricted stock and stock options that vested during the three months ended September 30, 2006, and October 1, 2005, respectively.

6.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended September 30, 2006 and October 1, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$706	$1,190	$65	$234
Interest cost	1,528	809	143	188
Expected return on assets	(1,388)	(616)	—	—
Prior service cost	4	13	2	11
Loss	—	340	—	76

Net periodic pension cost	$850	$1,736	$210	$509

7.	Segment Information

The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and certain restroom products. No one customer’s transactions account for 1.5% or more of the Company’s revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three-month periods ended September 30, 2006 and October 1, 2005 is as follows:

	United
For the Three Months Ended	States	Canada	Total

First Quarter Fiscal Year 2007:
Revenues	$183,310	$39,818	$223,128
Income from operations	11,990	6,350	18,340
Capital expenditures	9,070	699	9,769
Depreciation and amortization expense	9,606	1,612	11,218
First Quarter Fiscal Year 2006:
Revenues	$173,196	$34,752	$207,948
Income from operations	12,823	6,074	18,897
Capital expenditures	7,750	756	8,506
Depreciation and amortization expense	9,108	1,491	10,599

8.	Inventory

The components of inventory are as follows for the three months ended September 30, 2006 and July 1, 2006:

	Three Months Ended
	September 30,	July 1,
	2006	2006

Raw Materials	$4,266	$5,742
Work in Process	5,679	4,587
Finished Goods	53,674	52,457

New Goods	$63,619	$62,786

Merchandise In Service	$78,380	$78,245

Total Inventories	$141,999	$141,031

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and currently is headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental MSA is approximately $6.5-$7.0 billion, while the portion of the direct sale market targeted by us is approximately $4.5-$5.0 billion in size.
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and further leverage our existing plants.
In the first quarter of fiscal year 2007, our revenue was $223.1 million a 7% increase from the $207.9 million reported during the first quarter of fiscal 2006. Continued momentum in rental organic growth and strong direct sale organic growth drove the increase compared to the prior year.
Earnings per diluted share totaled $0.43 for the quarter compared to $0.49 during the prior-year quarter. These results reflect the increased investment in sales, marketing and technology initiatives as compared to the prior year. In addition, the first quarter of fiscal 2007 merchandise expense was higher than the same period in fiscal year 2006 due to the acceleration of new account growth during fiscal 2006. Finally, energy costs were also significantly higher in the first quarter of fiscal 2007 than in the same period of fiscal 2006.
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

Revenue Recognition and Allowance for Doubtful Accounts
Our rental operations business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Estimates are used in determining the collectibility of billed accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. While we have been consistent in applying our methodologies, and in making our estimates over the past three fiscal years, material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2006 and there have been no events or circumstances through the first three months of fiscal 2007 that would indicate that there may have been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2006 or through the first three months of fiscal 2007.

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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three-month periods ended September 30, 2006 and October 1, 2005, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Percentage
	Ended		Change
			Three Months
	September 30,	October 1,	Fiscal Year 2007
	2006	2005	vs. Fiscal Year 2006
Revenues:
Rental	92.9%	93.3%	6.8%
Direct	7.1	6.7	14.0

Total revenues	100.0	100.0	7.3

Expenses:
Cost of rental sales	63.5	64.2	5.7
Cost of direct sales	76.1	73.5	18.0

Total cost of sales	64.4	64.8	6.7

Selling and administrative	22.4	21.0	14.0
Depreciation and amortization	5.0	5.1	5.8

Income from operations	8.2	9.1	(2.9)

Interest expense	1.5	1.5	12.5

Income before income taxes	6.7	7.6	(5.9)
Provision for income taxes	2.6	2.6	4.4

Net income	4.1%	5.0%	(11.4)%

Three months ended September 30, 2006 compared to three months ended October 1, 2005
Revenues. Total revenues in the first quarter of fiscal 2007 increased 7.3% to $223.1 million from $207.9 million in the first quarter of fiscal 2006. Rental revenue increased $13.2 million in the first quarter, or 6.8%. The organic industrial rental growth rate was approximately 5%, an improvement from approximately 3% in the same period of fiscal 2006. Organic industrial rental revenue has improved due to increased professional sales and increased customer retention.
Direct sale revenue increased 14.0% to $15.8 million in the first quarter of fiscal 2007 compared to $13.9 million in the same period of fiscal 2006. The organic direct sale growth rate was approximately 11.5%. The increase in direct sale revenue was due almost entirely to organic growth.
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
Cost of Rental and Direct Sale. Cost of rental operations increased 5.7% to $131.7 million in the first quarter of fiscal 2007 from $124.5 million in the same period of fiscal 2006. Gross margin from rental sales increased to 36.5% in the first quarter of fiscal 2007 from 35.8% in the first quarter of fiscal 2006. Rental gross margins increased due to lower production and delivery costs partially offset by increased merchandise cost associated with new account growth and substantially higher energy costs.

Cost of direct sales increased 18.0% to $12.0 million in the first quarter of fiscal 2007 from $10.2 million in the same period of fiscal 2006. Gross margin from direct sales decreased to 23.9% in the first quarter of fiscal 2007 from 26.5% in the first quarter of fiscal 2006. The decrease in gross margin was primarily due to increased costs associated with customer fulfillment and freight.
Selling and Administrative. Selling and administrative expenses increased 14.0% to $49.9 million in the first quarter of fiscal 2007 from $43.7 million in the same period of fiscal 2006. As a percentage of total revenues, selling and administrative expenses were 22.4% in the first quarter of fiscal 2007 up from 21.0% in the first quarter of fiscal 2006. In dollar terms, total selling and administrative expenses increased due to an increase in the Company’s sales force and the continued rollout of the company’s information technology initiatives.
Depreciation and Amortization. Depreciation and amortization expense increased 5.8% to $11.2 million in the first quarter of fiscal 2007 from $10.6 million in the same period of fiscal 2006. As a percentage of total revenues, depreciation and amortization expense decreased to 5.0% in the first quarter of fiscal 2007 from 5.1% in the first quarter of fiscal 2006. Net capital expenditures, excluding acquisition of businesses, were $9.8 million in the first quarter of fiscal 2007 compared to $8.5 million in the prior year’s quarter.
Interest Expense. Interest expense was $3.4 million in the first quarter of fiscal 2007, up from $3.0 million in the same period of fiscal 2006. The increase was due to higher interest rates in fiscal 2007 than fiscal 2006.
Provision for Income Taxes. Our effective tax rate increased to 38.5% in the first quarter of fiscal 2007 from 34.7% in the same period of fiscal 2006 due to the reversal of tax reserves in 2006 that were no longer required.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Working capital at September 30, 2006 was $155.2 million, up 9.1% from $142.2 million at July 1, 2006. The increase in working capital is largely due to continued growth of our business and incremental financing activities.
Operating Activities. Net cash provided by operating activities was $6.9 million in the first three months of fiscal 2007 and $7.3 million in the same period of fiscal 2006. In the first quarter of fiscal 2007 and 2006, cash provided by operations was negatively impacted due to working capital needed to support organic growth and incentive compensation payments related to the prior fiscal years.
Investing Activities. Net cash used in investing activities was $10.8 million in the first three months of fiscal 2007 and $9.3 million in the same period of fiscal 2006. In fiscal year 2007 and 2006, the cash used in investing activities was used primarily to purchase property, plant and equipment.
Financing Activities. Cash provided by financing activities was $7.7 million in the first three months of fiscal 2007 and $4.6 million in the same period of fiscal 2006. In fiscal year 2007 and 2006, the cash provided by financing activities was used to finance the purchase of property, plant and equipment and for working capital.
On August 31, 2005, we amended and restated our revolving credit facility. The amended and restated revolving credit facility of $325.0 million expires on August 31, 2010. As of September 30, 2006, borrowings outstanding under the revolving credit facility were $52.7 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50.0 million in letters of credit. As of September 30, 2006, letters of credit outstanding against the revolver were $33.1 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of September 30, 2006 bear interest at a rate of 6.28% which is LIBOR plus 0.88%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Each year until maturity, we will be required to repay $7.1 million of the principal amount at par. As of September 30, 2006, the outstanding balance was $28.6 million.
We maintain a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to us on a revolving basis up to $60.0 million. The facility was amended on June 2, 2006 increasing the facility size from $50.0 million to $60.0 million. We will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At September 30, 2006, there was $53.0 million outstanding under the agreement at a current rate of 5.30%.
We have $75.0 million of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate is reset and interest payments are paid on a quarterly basis. As of September 30, 2006, the outstanding balance of the notes was $75.0 million at a current rate of 5.97%.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
At September 30, 2006, we had available cash on hand of $23.5 million and approximately $239.2 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2007 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2007 will be approximately $25 million to $35 million.
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
Off Balance Sheet Arrangements
At September 30, 2006, we had stand-by letters of credit totaling $33.1 million issued and outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.9 million in the first quarter of fiscal 2007 and $1.7 million in the same period of fiscal 2006. At July 1, 2006, the fair value of our pension plan assets totaled $32.8 million.
We have frozen our defined benefit pension plan and related supplemental executive retirement plan effective January 1, 2007 and have incurred $0.2 million in costs associated with this action in fiscal year 2006. All benefits earned by defined benefit plan participants through the end of calendar year 2006 will be available upon retirement under plan provisions. Future growth in benefits will no longer occur beyond December 31, 2006.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 1, 2006, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 1, 2006 is based on an allocation of U.S. equities and U.S. fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2007 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.45% at July 1, 2006. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.45% to 5.95%) would increase our accumulated benefit obligation at July 1, 2006 by approximately $4.6 million and increase the estimated fiscal 2007 pension expense by approximately $0.3 million.
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
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenged the practice of charging for certain environmental services on invoices which were settled in the last fiscal year, and are presently being administered. None of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
Share-Based Compensation
We maintain Stock Option and Compensation Plans to grant certain stock awards, including stock options and restricted shares of stock to key employees and external directors of the Company. Stock options granted to employees generally vest annually in equal amounts over three years and stock options granted on an annual basis to external directors, vest over one year. The stock options have an exercise price equal to the market price of our common stock on the date of grant. Restricted stock granted to employees prior to January 1, 2002, vest annually in equal amounts over seven years and grants after January 1, 2002, vest annually in equal amounts over five years. Generally we recognize compensation expense for share-based compensation on a straight-line basis over the pertinent vesting period. Total compensation expense related to share-based awards was $0.9 million and $1.0 million for the three months ended September 30, 2006, and October 1, 2005, respectively. There were 22,079 and 23,328 shares of restricted stock and stock options that vested during the three months ended September 30, 2006, and October 1, 2005, respectively.
Recent Accounting Pronouncements
In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB statements No. 87, 88, 106 and 132R. The standard requires us to:
•	Recognize in our statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.

•	Recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost.

•	Recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106.

•	Measure defined benefit plan assets and defined benefit plan obligations as of the date of our statement of financial position.

•	Disclose additional information in our notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
We are currently evaluating the impact of these standards on our consolidated financial statements.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this quarterly report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the first quarter of fiscal 2007 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 30, 2006 on the change in the cost of variable rate debt.

Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in gasoline cost will have on the future financial results of the Company. We purchase futures contracts to effectively hedge a portion of anticipated gasoline purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in gasoline expense. The current fair market value of all outstanding contracts at September 30, 2006 is a negative $0.4 million.
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
There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS
                a. Exhibits
10.1	Executive Employment Agreement with Richard L. Marcantonio entered into as of August 31, 2004.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

G&K SERVICES, INC. (Registrant)
Date: November 2, 2006	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)