Form 10-Q
period 2006-12-30
G&K SERVICES INC
filed 2007-02-02
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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
Common Stock, par value $0.50 per share, outstanding
January 29, 2007 was 21,509,339 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 30,	July 1,
	2006	2006
(In thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$14,032	$19,690
Accounts receivable, less allowance for doubtful accounts of $3,287 and $3,011	101,418	94,964
Inventories	139,870	141,031
Prepaid expenses	12,700	15,552

Total current assets	268,020	271,237

Property, Plant and Equipment, net	248,465	249,001
Goodwill, net	352,625	349,469
Other Assets	78,212	81,385

	$947,322	$951,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,074	$27,404
Accrued expenses	72,155	72,999
Deferred income taxes	10,197	10,419
Current maturities of long-term debt	71,143	18,199

Total current liabilities	180,569	129,021

Long-Term Debt, net of Current Maturities	127,200	195,355
Deferred Income Taxes	31,700	34,343
Other Noncurrent Liabilities	46,787	44,985
Stockholders’ Equity	561,066	547,388

	$947,322	$951,092

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 30,	December 31,	December 30,	December 31,
(In thousands, except per share data)	2006	2005	2006	2005

Revenues
Rental operations	$209,130	$199,355	$416,431	$393,423
Direct sales	21,634	19,993	37,461	33,873

Total revenues	230,764	219,348	453,892	427,296

Operating Expenses
Cost of rental operations	134,833	127,672	266,485	252,178
Cost of direct sales	15,617	14,155	27,656	24,356
Selling and administrative	50,042	47,855	99,921	91,600
Depreciation and amortization	11,232	10,644	22,450	21,243

Total operating expenses	211,724	200,326	416,512	389,377

Income from Operations	19,040	19,022	37,380	37,919
Interest expense	3,486	3,302	6,879	6,317

Income before Income Taxes	15,554	15,720	30,501	31,602
Provision for income taxes	5,910	5,486	11,665	10,997

Net Income	$9,644	$10,234	$18,836	$20,605

Basic weighted average number of shares outstanding	21,190	21,083	21,187	21,037
Basic Earnings per Common Share	$0.46	$0.49	$0.89	$0.98

Diluted weighted average number of shares outstanding	21,385	21,221	21,374	21,185
Diluted Earnings per Common Share	$0.45	$0.48	$0.88	$0.97

Dividends per share	$0.0400	$0.0175	$0.0800	$0.0350

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 30,	December 31,
(In thousands)	2006	2005

Operating Activities:
Net income	$18,836	$20,605
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	22,450	21,243
Stock-based compensation	2,070	2,118
Deferred income taxes	(338)	371
Changes in current operating items, exclusive of acquisitions	(16,260)	(21,198)
Other assets and liabilities	1,276	977

Net cash provided by operating activities	28,034	24,116

Investing Activities:
Property, plant and equipment additions, net	(18,355)	(16,482)
Acquisitions of business assets	50	(11,515)
Purchase of investments, net	(1,393)	(1,248)

Net cash used for investing activities	(19,698)	(29,245)

Financing Activities:
Repayments of long-term debt	(7,440)	(7,484)
Proceeds from (repayments of) short-term borrowings, net	(7,759)	10,550
Cash dividends paid	(857)	(747)
Sale of common stock	2,743	1,250

Net cash (used for) provided by financing activities	(13,313)	3,569

Decrease in Cash and Cash Equivalents	(4,977)	(1,560)
Effect of Exchange Rates on Cash	(681)	295

Cash and Cash Equivalents:
Beginning of period	19,690	15,345

End of period	$14,032	$14,080

Supplemental Cash Flow Information:
Non-Cash Transactions -
Debt issued in connection with business acquisitions	$—	$(1,419)

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and six month periods ended December 30, 2006 and December 31, 2005
(Unaudited)
The consolidated condensed financial statements included herein, except for the July 1, 2006 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 1, 2006, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 30, 2006, and the results of its operations for the three and six months ended and its cash flows for the six months ended December 30, 2006 and December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.

The results of operations for the three and six month periods ended December 30, 2006 and December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Changing commodity costs could affect the future financial results of the Company. As a result, the Company uses derivative financial instruments to manage this risk. The Company purchases futures contracts to effectively hedge a portion of anticipated commodity purchases. The futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the cash flow hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations.

The Company may periodically hedge firm commitments with its foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. Gains and losses on such transactions were not significant in the second quarter of fiscal 2007 or 2006.

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

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Weighted average number of common shares outstanding used in computation of basic earnings per share	21,190	21,083	21,187	21,037

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	195	138	187	148

Shares used in computation of diluted earnings per share	21,385	21,221	21,374	21,185

Potential common shares related to the Company’s outstanding stock options of 505,000 and 522,000 for the three month periods, and 514,000 and 485,000 for the six month periods ended December 30, 2006 and December 31, 2005, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS No. 87, 88, 106 and 132R which will be effective for the Company’s fiscal year ending June 30, 2007. The standard requires the Company to:
•	Recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.

•	Recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to SFAS 87 and 106 are not recognized as components of net periodic benefit cost.

•	Recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of SFAS 87 or 106.

•	Measure defined benefit plan assets and defined benefit plan obligations as of the date of the employer’s statement of financial position.

•	Disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.
On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement SFAS109,” which fundamentally changes the way that an entity will be required to treat their uncertain tax positions for financial accounting purposes. FIN 48 prescribes rules regarding how an entity should recognize, measure and disclose in its financial statements tax positions that an entity has taken or will take in its tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
The Company is currently evaluating the impact of this standard on its consolidated financial statements.

2.	Comprehensive Income

For the three and six month periods ended December 30, 2006 and December 31, 2005, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Net income	$9,644	$10,234	$18,836	$20,605
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(6,753)	(298)	(6,766)	6,736
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	(260)	(154)	(1,497)	518

Comprehensive income	$2,631	$9,782	$10,573	$27,859

3.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 30, 2006, by operating segment, are as follows:

	United States	Canada	Total

Balance as of July 1, 2006	$286,170	$63,299	$349,469
Goodwill acquired during the period, net of purchase price adjustments	6,052	(340)	5,712
Other, primarily foreign currency translation	—	(2,556)	(2,556)

Balance as of December 30, 2006	$292,222	$60,403	$352,625

In connection with the Company’s acquisition of the direct sale uniform group and related assets from Lion Apparel, Inc., in December 2004, the sellers were entitled to additional consideration after year two following this acquisition if certain financial and other conditions were met. During the three months ended December 30, 2006, these conditions were met, resulting in an additional $6,000 earned by the former owners, which will be paid in January 2007. No future earn-out related to this acquisition will be due as the term of the arrangement expired in December 2006.

Information regarding the Company’s other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	As of December 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$105,707	$62,661	$43,046
Non-competition agreements	10,880	8,926	1,954

Total	$116,587	$71,587	$45,000

	As of July 1, 2006
	Carrying	Accumulated
	Amount	Amortization	Net

Customer contracts	$106,408	$58,158	$48,250
Non-competition agreements	10,908	8,446	2,462

Total	$117,316	$66,604	$50,712

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there is no significant separate value in any customer relationships.

Amortization expense was $5,385 and $5,311 for the six months ended December 30, 2006 and December 31, 2005, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 30, 2006 is as follows:

2007 remaining	$5,226
2008	10,027
2009	6,305
2010	6,135
2011	5,459
2012	4,702

4.	Long-Term Debt

On August 31, 2005, the Company amended and restated its revolving credit facility. The amended and restated revolving credit facility of $325,000 expires on August 31, 2010. As of December 30, 2006, borrowings outstanding under the revolving credit facility were $30,000. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of December 30, 2006, letters of credit outstanding against the revolver were $33,141.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 30, 2006 bear interest at a rate of 6.11%. The Company also pays a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

The Company issued $50,000 of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Each year until maturity, the Company is required to repay $7,143 of the principal amount at par. As of December 30, 2006, the outstanding balance was $28,571.

The Company maintains a revolving loan agreement up to $60,000 expiring on October 23, 2007. The Company is required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, the Company granted a first priority security interest in certain of its U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. At December 30, 2006, there was $53,000 outstanding under the agreement at a current interest rate of 5.34%. The Company expects to renew or refinance this credit facility before it expires.

The Company has $75,000 of unsecured variable rate private placement notes. The notes do not require principal payments until maturity on June 30, 2015. The interest rate is reset and interest payments are paid on a quarterly basis. As of December 30, 2006, the outstanding balance of the notes was $75,000 at a current rate of 5.96%.

5.	Share-Based Compensation

The Company maintains Stock Option and Compensation Plans in order to grant certain stock awards, including stock options and restricted shares of stock to key employees and external directors of the Company. Stock options granted to employees generally vest annually in equal amounts over three years and stock options granted on an annual basis to external directors, vest over one year. The stock options have an exercise price equal to the market price of the Company’s common stock on the date of grant. Restricted stock granted to employees prior to January 1, 2002, vest annually in equal amounts over seven years and grants after January 1, 2002, vest annually in equal amounts over five years. Generally the Company recognizes compensation expense for share-based compensation on a straight-line basis over the pertinent vesting period. Total compensation expense related to share-based awards was $1,141 and $1,111 for the three months ended and $2,070 and $2,118 for the six months ended December 30, 2006, and December 31, 2005, respectively. The number of options that have been exercised and restricted stock that vested since July 1, 2006, was 108,916 shares.

6.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended December 30, 2006 and December 31, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Service cost	$715	$1,191	$158	$234
Interest cost	774	809	173	189
Expected return on assets	(703)	(617)	—	—
Prior service cost	4	13	4	10
Loss	—	340	—	76

Net periodic pension cost	$790	$1,736	$335	$509

The components of net periodic pension cost are as follows for the six months ended December 30, 2006 and December 31, 2005:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Six Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Service cost	$1,432	$2,381	$316	$468
Interest cost	1,548	1,618	346	377
Expected return on assets	(1,407)	(1,233)	—	—
Prior service cost	8	26	8	21
Loss	—	680	—	152

Net periodic pension cost	$1,581	$3,472	$670	$1,018

7.	Segment Information

The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. No single customer’s transactions accounted for more than 1.5% of the Company’s revenues.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and six month periods ended December 30, 2006 and December 31, 2005 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Second Quarter Fiscal Year 2007:
Revenues	$191,047	$39,717	$230,764
Income from operations	12,475	6,565	19,040
Capital expenditures	8,130	456	8,586
Depreciation and amortization expense	9,612	1,620	11,232
Second Quarter Fiscal Year 2006:
Revenues	$181,298	$38,050	$219,348
Income from operations	12,342	6,680	19,022
Capital expenditures	7,426	550	7,976
Depreciation and amortization expense	9,156	1,488	10,644

	United
For the Six Months Ended	States	Canada	Total

Fiscal Year 2007:
Revenues	$374,357	$79,535	$453,892
Income from operations	24,465	12,915	37,380
Capital expenditures	17,200	1,155	18,355
Depreciation and amortization expense	19,218	3,232	22,450
Fiscal Year 2006:
Revenues	$354,494	$72,802	$427,296
Income from operations	25,165	12,754	37,919
Capital expenditures	15,176	1,306	16,482
Depreciation and amortization expense	18,264	2,979	21,243

8.	Inventory

The components of inventory are as follows for the six months ended December 30, 2006 and July 1, 2006:

	Six Months Ended
	December 30,	July 1,
	2006	2006

Raw Materials	$5,649	$5,742
Work in Process	3,466	4,587
Finished Goods	54,274	52,457

New Goods	$63,389	$62,786

Merchandise In Service	$76,481	$78,245

Total Inventories	$139,870	$141,031

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and currently headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $6.5-$7.0 billion, while the portion of the direct sale market targeted by us is approximately $4.5-$5.0 billion in size.
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share in order to further leverage our existing plants.
In the second quarter of fiscal year 2007, our revenue was $230.8 million, a 5% increase from the $219.3 million reported during the second quarter of fiscal 2006. Continued momentum in rental organic growth throughout 2006 and into 2007 along with strong direct sale organic growth drove the increase compared to the prior year.
Earnings per diluted share was $0.45 for the quarter compared to $0.48 during the prior-year quarter. These results reflect the increase in rental and direct sale revenue offset by increased merchandise expense in the second quarter of fiscal 2007 due to the acceleration of new account growth from fiscal 2006 and 2007. In addition, there have been significant investments in sales, marketing and technology initiatives as compared to the prior year as well as increased healthcare and workers’ compensation costs in the second quarter of fiscal 2007 compared to the same period of fiscal 2006.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2006 and there have been no events or circumstances through the first six months of fiscal 2007 that would indicate that there may have been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2006 or through the first six months of fiscal 2007.
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

We utilize income tax planning to reduce our overall cost of income taxes. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. We believe that the provision for liabilities resulting from the implementation of income tax planning is appropriate. Our past examinations by governmental revenue authorities leads management to believe that our past provisions for exposures related to income tax planning are appropriate.
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
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 30, 2006 and December 31, 2005, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change
					Three Months	Six Months
	December 30,	December 31,	December 30,	December 31,	FY 2007	FY 2007
	2006	2005	2006	2005	vs. FY 2006	vs. FY 2006

Revenues:
Rental	90.6%	90.9%	91.7%	92.1%	4.9%	5.8%
Direct	9.4	9.1	8.3	7.9	8.2	10.6

Total revenues	100.0	100.0	100.0	100.0	5.2	6.2

Expenses:
Cost of rental sales	64.5	64.0	64.0	64.1	5.6	5.7
Cost of direct sales	72.2	70.8	73.8	71.9	10.3	13.5

Total cost of sales	65.2	64.7	64.8	64.7	6.1	6.4

Selling and administrative	21.7	21.8	22.0	21.4	4.6	9.1
Depreciation and amortization	4.8	4.8	5.0	5.0	5.5	5.7

Income from operations	8.3	8.7	8.2	8.9	0.1	(1.4)

Interest expense	1.6	1.5	1.5	1.5	5.6	8.9

Income before income taxes	6.7	7.2	6.7	7.4	(1.1)	(3.5)
Provision for income taxes	2.5	2.5	2.6	2.6	7.7	6.1

Net income	4.2%	4.7%	4.1%	4.8%	(5.8)%	(8.6)%

Three months ended December 30, 2006 compared to three months ended December 31, 2005
Revenues. Total revenues in the second quarter of fiscal 2007 increased 5.2% to $230.8 million from $219.3 million in the second quarter of fiscal 2006. Rental revenue increased $9.8 million in the second quarter, or 4.9%. The organic industrial rental growth rate was approximately 4.5%, an improvement from approximately 3.5% in the same period of fiscal 2006. Organic industrial rental revenue has improved primarily due to an improvement in customer retention and the increase in new account sales. New account sales have improved primarily due to the increase in the number of sales personnel and an increase in sales productivity.
Direct sale revenue increased 8.2% to $21.6 million in the second quarter of fiscal 2007 compared to $20.0 million in the same period of fiscal 2006. The organic direct sale growth rate during the current period was approximately 7.5%. The increase in organic direct sale revenue was primarily the result of the continued momentum in our Lion Uniform Group operations which had several significant sales in second quarter of fiscal year 2007.
Organic growth rates are calculated using industrial rental and direct sale revenue, respectively, adjusted to remove the impact of foreign currency exchange rate changes and revenue from newly acquired business compared to prior-period results. We believe that the organic growth rates better reflect the growth of our existing industrial rental and direct sale business and are therefore useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale. Cost of rental operations increased 5.6% to $134.8 million in the second quarter of fiscal 2007 from $127.7 million in the same period of fiscal 2006. Gross margin from rental sales decreased to 35.5% in the second quarter of fiscal 2007 from 36.0% in the same period of fiscal 2006. The decrease in rental gross margins is driven primarily by higher amortization costs associated with increased in-service inventory which has resulted from record levels of new account sales over the past year; as well as higher worker compensation and health insurance costs.
Cost of direct sales increased 10.3% to $15.6 million in the second quarter of fiscal 2007 from $14.2 million in the same period of fiscal 2006. Gross margin from direct sales decreased to 27.8% in the second quarter of fiscal 2007 from 29.2% in the second quarter of fiscal 2006. The decrease in direct sales margins is the result of increased customer fulfillment and shipping costs. These costs increased during the period due to the expiration of a certain cost sharing arrangement at the end of fiscal year 2006.
Selling and Administrative. Selling and administrative expenses increased 4.6% to $50.0 million in the second quarter of fiscal 2007 from $47.9 million in the same period of fiscal 2006. As a percentage of total revenues, selling and administrative expenses decreased to 21.7% in the second quarter of fiscal 2007 from 21.8% in the second quarter of fiscal 2006. The increase in selling and administrative expense is primarily due to expanding our sales force and the continued rollout of our information technology initiatives. These increases were partially offset by lower administrative expenses due to office productivity savings driven by our handheld initiative, leverage due to improved revenue growth and lower retirement plan expenses.
Depreciation and Amortization. Depreciation and amortization expense increased 5.5% to $11.2 million in the second quarter of fiscal 2007 from $10.6 million in the same period of fiscal 2006. As a percentage of total revenues, depreciation and amortization expense remained at 4.8% in the second quarter of both fiscal 2007 and fiscal 2006. Net capital expenditures, excluding acquisition of businesses, were $8.6 million in the second quarter of fiscal 2007 compared to $8.0 million in the prior year’s quarter.
Interest Expense. Interest expense was $3.5 million in the second quarter of fiscal 2007, up from $3.3 million in the same period of fiscal 2006. Interest expense increased due to higher interest rates in fiscal 2007 compared to fiscal 2006, offset by lower average debt levels.
Provision for Income Taxes. Our effective tax rate increased to 38.0% in the second quarter of fiscal 2007 from 34.9% in the same period of fiscal 2006 due to the reversal of certain tax reserves in 2006 that were no longer required.
Six months ended December 30, 2006 compared to six months ended December 31, 2005
Revenues. Total revenues for the first six months of fiscal 2007 increased 6.2% to $453.9 million from $427.3 million for the same period of fiscal 2006. Rental revenue increased $23.0 million in the first six months, or 5.8%. The organic industrial rental growth rate was approximately 4.5% in 2007 versus 3.5% in 2006. Organic industrial rental revenue has improved primarily due to an improvement in customer retention and the increase in new account sales. New account sales have improved primarily due to the increase in the number of sales personnel and an increase in sales productivity.

Direct sale revenue increased 10.6% to $37.5 million in the first six months of fiscal 2007 compared to $33.9 million in the same period of fiscal 2006. The organic direct sale growth rate during the current period was approximately 9.5% compared to 8.0% in the prior year. The increase in organic direct sale revenue is largely due to several large orders fullfilled by our Lion Uniform Group in the first half of fiscal year 2007.
Cost of Rental and Direct Sale. Cost of rental operations increased 5.7% to $266.5 million in the first six months of fiscal 2007 from $252.2 million in the same period of fiscal 2006. Gross margin from rental sales increased to 36.0% in the first six months of fiscal 2007 from 35.9% in the same period of fiscal 2006. The slight increase in gross margins was driven by lower production and delivery costs in the first quarter of fiscal year 2007 which were partially offset by increased merchandise amortization costs as well as higher worker compensation and healthcare costs throughout the first six months of fiscal 2007. Increased merchandise amortization costs are associated with greater levels of in-service inventory resulting from the record levels of new account sales over the past year.
Cost of direct sales increased 13.5% to $27.7 million in the first six months of fiscal 2007 from $24.4 million in the same period of fiscal 2006. Gross margin from direct sales decreased to 26.2% in the first six months of fiscal 2007 from 28.1% in the same period of fiscal 2006. The decrease in direct sales margins is the result of increased customer fulfillment and shipping costs at our Lion Uniform Group. These costs increased due to the expiration of a certain cost sharing arrangement at the end of fiscal year 2006.
Selling and Administrative. Selling and administrative expenses increased 9.1% to $99.9 million in the first six months of fiscal 2007 from $91.6 million in the same period of fiscal 2006. As a percentage of total revenues, selling and administrative expenses increased to 22.0% in the first six months of fiscal 2007 from 21.4% in the same period of fiscal 2006. The primary drivers of the increased selling and administrative expenses are the expansion of our sales force and the continued rollout of our information technology initiatives. These increases were partially offset by lower administrative expenses due to office productivity savings driven by the Company’s handheld initiative, leverage due to improved revenue growth and lower retirement plan expenses.
Depreciation and Amortization. Depreciation and amortization expense increased 5.7% to $22.5 million in the first six months of fiscal 2007 from $21.2 million in the same period of fiscal 2006. As a percentage of total revenues, depreciation and amortization expense remained at 5.0% in the first six months of both fiscal 2007 and fiscal 2006. Net capital expenditures, excluding acquisition of businesses, were $18.4 million in the first six months of fiscal 2007 compared to $16.5 million in the same period of fiscal 2006.
Interest Expense. Interest expense was $6.9 million in the first six months of fiscal 2007, up from $6.3 million in the same period of fiscal 2006. The increase was due to higher interest rates in fiscal year 2007 compared to fiscal year 2006, offset by lower average debt levels.
Provision for Income Taxes. Our effective tax rate increased to 38.2% in the first six months of fiscal 2007 from 34.8% in the same period of fiscal 2006 due to the reversal of certain tax reserves in 2006 that were no longer required.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Working capital at December 30, 2006 was $87.5 million, down 38.5% from $142.2 million at July 1, 2006. The decrease in working capital is largely due to the maturity of the $53.0 million outstanding under our revolving loan agreement in October 2007.
Operating Activities. Net cash provided by operating activities was $28.0 million in the first six months of fiscal 2007 and $24.1 million in the same period of fiscal 2006. The increase in cash generated from operating activities is largely due to a decrease in the expenditures for inventory, which was partially offset by lower net income and working capital required to support our organic growth.
Investing Activities. Net cash used in investing activities was $19.7 million in the first six months of fiscal 2007 and $29.2 million in the same period of fiscal 2006. In fiscal 2007, cash was primarily used for the acquisition of property plant and equipment. In fiscal 2006, cash was largely used for acquisition of business assets and property plant and equipment additions.

Financing Activities. Cash used for financing activities was $13.3 million in the first six months of fiscal 2007 and cash provided by financing activities was $3.6 million in the same period of fiscal 2006. Cash used in fiscal 2007 was principally for the repayment of short-term and long-term borrowings. Cash provided in fiscal 2006 was from debt proceeds used primarily for the acquisition of business assets and property plant and equipment additions. The Company paid dividends of $0.9 million during the first six months of fiscal 2007.
On August 31, 2005, we amended and restated our revolving credit facility. The amended and restated revolving credit facility of $325.0 million expires on August 31, 2010. As of December 30, 2006, borrowings outstanding under the revolving credit facility were $30.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50.0 million in letters of credit. As of December 30, 2006, letters of credit outstanding against the revolver were $33.1 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 30, 2006 bear interest at a rate of 6.11%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Each year until maturity, we are required to repay $7.1 million of the principal amount at par. As of December 30, 2006, the outstanding balance was $28.6 million.
We maintain a revolving loan agreement up to $60.0 million expiring on October 23, 2007. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. At December 30, 2006, there was $53.0 million outstanding under the agreement at a current rate of 5.34%. We expect to renew or refinance this credit facility before its expiration on October 23, 2007.
We have $75.0 million of unsecured variable rate private placement notes. The notes do not require principal payments until maturity on June 30, 2015. The interest rate is reset and interest payments are paid on a quarterly basis. As of December 30, 2006, the outstanding balance of the notes was $75.0 million at a current rate of 5.96%.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
At December 30, 2006, we had available cash on hand of $14.0 million and approximately $260.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2007 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2007 will be approximately $30 million.
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
Off Balance Sheet Arrangements
At December 30, 2006, we had stand-by letters of credit totaling $33.1 million issued and outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.

Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.8 million in the second quarter of fiscal 2007 and $1.7 million in the same period of fiscal 2006. At July 1, 2006, the fair value of our pension plan assets totaled $32.8 million.
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
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.5% of our total revenue.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices which were settled in the last fiscal year, and are presently being administered. None of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
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

Generally we recognize compensation expense for share-based compensation on a straight-line basis over the pertinent vesting period. Total compensation expense related to share-based awards was $1.1 million for the three months ended and $2.1 million for the six months ended for both December 30, 2006, and December 31, 2005, respectively. The number of options that have been exercised and restricted stock that vested since July 1, 2006, was 108,916 shares.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB statements No. 87, 88, 106 and 132R which will be effective for our fiscal year ending June 30, 2007. The standard requires us to:
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
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes and will be effective for our fiscal year starting July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the second quarter of fiscal 2007 by approximately $0.2 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 30, 2006 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 30, 2006 is $1.2 million.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in energy costs will have on the future financial results of the Company. We purchase futures contracts to effectively hedge a portion of anticipated energy purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts at December 30, 2006 is a negative $0.8 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Form 10-Q. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 1, 2006, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended July 1, 2006. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     c. The following table includes information about our share repurchases for the quarter ended December 30, 2006.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units) that
	Total Number of	Average Price	Purchased as Part of	May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (Fiscal month ending November 4, 2006)	198	$0.00	—	—

Month #2 (Fiscal month ending December 2, 2006)	—	$0.00	—	—

Month #3 (Fiscal month ending December 30, 2006)	—	$0.00	—	—
All repurchased shares were initially issued under the Employee Plans as restricted stock grants subject to forfeiture upon termination of employment. All repurchases were made upon forfeiture of shares to pay for taxes by the recipient of such restricted stock grants. Pursuant to the Restricted Stock Agreements governing such grants, the repurchase price for all shares granted prior to August 31, 2004 was $0.50 per share and for shares granted after August 31, 2004 the repurchase price was $0.00 per share. The repurchase price represents the per share amount paid by the restricted stock grant recipient on the date of grant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Company held its Annual Meeting of Shareholders on November 16, 2006.

b.	The following three persons were elected as directors: Richard L. Marcantonio, Paul Baszucki, and Alice M. Richter. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: Michael G. Allen, John S. Bronson, J. Patrick Doyle, Wayne M. Fortun, Ernest J. Mrozek and M. Lenny Pippin.

c.	1. Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority

Mr. Marcantonio	19,660,314	285,246
Mr. Baszucki	19,667,489	278,071
Ms. Richter	19,751,635	193,925
2.	Shareholders voted on a proposal to approve the Company’s 2006 Equity Incentive Plan: 13,606,715 shares in favor, 3,843,416 shares voting against and 25,002 shares abstaining.

3.	Shareholders voted on a proposal to approve an amendment to the Company’s Amended and Restated Bylaws to require a quorum consisting of a majority of the voting power of the issued and outstanding shares and to clarify authority to adjourn meetings when a quorum is not present: 15,948,828 shares in favor, 1,491,782 shares voting against and 34,523 shares abstaining.

4.	Shareholders ratified the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the Company’s independent auditors for fiscal 2007: 19,874,155 shares in favor, 62,566 shares voting against and 8,839 shares abstaining.

ITEM 6. EXHIBITS
a.	Exhibits
3.1 Amended and Restated Bylaws of the Registrant.
10.1 Executive Employment Agreement with Richard L. Marcantonio, dated December 22, 2006 (incorporated herein by reference to Registrant’s Form 8-K filed December 29, 2006).
10.2 First Amendment to Executive Employment Agreement with Richard L. Marcantonio dated October 2, 2006 (incorporated by reference to Registrant’s Form 8-K filed October 3, 2006).
10.3 2006 Equity Incentive Plan.
10.4 Form of Terms of Restricted Stock Grant (incorporated herein by reference to Registrant’s Form S-8 filed December 26, 2006).
10.5 Form of Terms of Non-Qualified Employee Stock Option (incorporated herein by reference to Registrant’s Form S-8 filed December 26, 2006).
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

G&K SERVICES, INC. (Registrant)

Date: February 2, 2007	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz

Thomas J. Dietz Vice President and Controller (Principal Accounting Officer)