Form 10-Q
period 2007-03-31
G&K SERVICES INC
filed 2007-05-04
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Common Stock, par value $0.50 per share, outstanding
April 30, 2007 was 21,520,121 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 31,	July 1,
	2007	2006
(In thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$16,758	$19,690
Accounts receivable, less allowance for doubtful accounts of $3,304 and $3,011	102,168	94,964
Inventories	141,404	141,031
Prepaid expenses	17,377	15,552

Total current assets	277,707	271,237

Property, Plant and Equipment, net	253,457	249,001
Goodwill, net	376,994	349,469
Other Assets	80,949	81,385

	$989,107	$951,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,617	$27,404
Accrued expenses	76,791	72,999
Deferred income taxes	10,370	10,419
Current maturities of long-term debt	62,669	18,199

Total current liabilities	173,447	129,021

Long-Term Debt, net of Current Maturities	159,269	195,355
Deferred Income Taxes	32,260	34,343
Other Noncurrent Liabilities	48,002	44,985
Stockholders’ Equity	576,129	547,388

	$989,107	$951,092

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues
Rental operations	$211,842	$201,562	$628,273	$594,985
Direct sales	23,400	24,579	60,861	58,452

Total revenues	235,242	226,141	689,134	653,437

Operating Expenses
Cost of rental operations	136,951	131,387	403,436	383,565
Cost of direct sales	16,923	17,659	44,579	42,015
Selling and administrative	50,110	49,619	150,031	141,219
Depreciation and amortization	11,326	10,883	33,776	32,126

Total operating expenses	215,310	209,548	631,822	598,925

Income from Operations	19,932	16,593	57,312	54,512
Interest expense	3,647	3,395	10,526	9,712

Income before Income Taxes	16,285	13,198	46,786	44,800
Provision for income taxes	4,136	2,840	15,801	13,837

Net Income	$12,149	$10,358	$30,985	$30,963

Basic weighted average number of shares outstanding	21,304	21,132	21,227	21,069
Basic Earnings per Common Share	$0.57	$0.49	$1.46	$1.47

Diluted weighted average number of shares outstanding	21,445	21,311	21,394	21,228
Diluted Earnings per Common Share	$0.57	$0.49	$1.45	$1.46

Dividends per share	$0.0400	$0.0175	$0.1200	$0.0525

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Operating Activities:
Net income	$30,985	$30,963
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	33,776	32,126
Stock-based compensation	3,597	3,060
Deferred income taxes	(257)	354
Changes in current operating items, exclusive of acquisitions	(18,772)	(17,320)
Other assets and liabilities	1,862	829

Net cash provided by operating activities	51,191	50,012

Investing Activities:
Property, plant and equipment additions, net	(23,214)	(26,414)
Acquisitions of business assets, net	(47,543)	(11,300)
Purchase of investments, net	(2,043)	(1,720)

Net cash used for investing activities	(72,800)	(39,434)

Financing Activities:
Repayments of long-term debt	(7,579)	(7,661)
Proceeds from short-term borrowings, net	26,446	2,050
Cash dividends paid	(2,575)	(1,112)
Sale of common stock	3,004	2,395

Net cash provided by (used for) financing activities	19,296	(4,328)

(Decrease)/Increase in Cash and Cash Equivalents	(2,313)	6,250
Effect of Exchange Rates on Cash	(619)	365

Cash and Cash Equivalents:
Beginning of period	19,690	15,345

End of period	$16,758	$21,960

Supplemental Cash Flow Information:
Non-Cash Transactions —
Debt issued to seller in connection with business acquisitions	$—	$(1,419)

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three and nine month periods ended March 31, 2007 and April 1, 2006
(Unaudited)
The consolidated condensed financial statements included herein, except for the July 1, 2006 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended July 1, 2006, have been prepared by G&K Services, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations for the three and nine months ended and its cash flows for the nine months ended March 31, 2007 and April 1, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest report on Form 10-K.
The results of operations for the three and nine month periods ended March 31, 2007 and April 1, 2006 are not necessarily indicative of the results to be expected for the full year.
1.	Summary of Significant Accounting Policies
Accounting policies followed by the Company are set forth in Note 1 in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
     Nature of Business
G&K Services, Inc. (the “Company”) is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. The Company serves a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. The Company also manufactures certain uniform garments that it uses to support its garment rental and direct purchase programs. The Company has two operating segments, United States and Canada, which have been identified as components of the Company that are reviewed by the Company’s Chief Executive Officer to determine resource allocation and evaluate performance.
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

     Derivative Financial Instruments
The Company uses derivative financial instruments to limit exposure to changes in interest rates and energy prices. Interest rate swap contracts are used to balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income). Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. In addition, the Company purchases futures contracts to effectively hedge a portion of it’s anticipated commodity purchases. The futures contracts are reflected at fair value in the consolidated condensed balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) or in the statements of operations depending on the effectiveness of the cash flow hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations.
The Company may also enter into foreign currency exchange contracts to hedge firm commitments with its foreign subsidiary. These agreements are recorded at current market values and the gains and losses are included in earnings.
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

	Three Months Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Weighted average number of common shares outstanding used in computation of basic earnings per share	21,304	21,132	21,227	21,069

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	141	179	167	159

Shares used in computation of diluted earnings per share	21,445	21,311	21,394	21,228

Potential common shares related to the Company’s outstanding stock options and restricted stock grants of 755,000 and 492,000 for the three months ended March 31, 2007 and April 1, 2006, and 594,000 and 487,000 for the nine months ended March 31, 2007 and April 1, 2006, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.
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
On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement SFAS109,” which fundamentally changes the way that an entity will be required to treat their uncertain tax positions for financial accounting purposes. FIN 48 prescribes rules regarding how an entity should recognize, measure and disclose in its financial statements the tax positions that an entity has taken or will take in its tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. SFAS 157 will be effective at the beginning of fiscal 2009.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2009. The Company is currently evaluating the impact of these standards on its consolidated financial statements.
2.	Comprehensive Income
For the three and nine month periods ended March 31, 2007 and April 1, 2006, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Net income	$12,149	$10,358	$30,985	$30,963
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,479	(405)	(5,287)	6,331
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	513	457	(984)	975

Comprehensive income	$14,141	$10,410	$24,714	$38,269

3.	Goodwill and Intangible Assets
Goodwill and other intangible assets include the following:

	United States	Canada	Total

Balance as of July 1, 2006	$286,170	$63,299	$349,469
Acquisitions/purchase accounting adjustments	29,812	(340)	29,472
Currency exchange and other	—	(1,947)	(1,947)

Balance as of March 31, 2007	$315,982	$61,012	$376,994

The net increase in goodwill includes an increase of approximately $23,812 related to the acquisition of two entities in the third quarter of fiscal 2007, and an increase of $6,000 for additional consideration related to a prior acquisition executed in fiscal 2005. These increases were offset by a decrease of $1,947 from change in foreign currency exchange rates and $340 related to purchase price adjustments.
As part of the prior acquisition executed in fiscal 2005, the sellers were entitled to additional consideration after year two if certain financial and other conditions were met. These conditions were met resulting in an additional $6,000 earned by the former owners, which was paid in January 2007. No future earn-out related to this acquisition will be due as the term of the arrangement has now expired.
Information regarding the Company’s other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	March 31, 2007	July 1, 2006
Other Intangible Assets:
Customer Contracts	$110,421	$106,408
Accumulated Amortization	(65,203)	(58,158)

Net	$45,218	$48,250

Non-Competition Agreements	$11,041	$10,908
Accumulated Amortization	(9,152)	(8,446)

Net	$1,889	$2,462

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there are not any customer relationships with a significant separate value.
Amortization expense was $8,051 and $8,056 for the nine months ended March 31, 2007 and April 1, 2006, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 31, 2007 is as follows:

2007 remaining	$2,729
2008	10,512
2009	6,791
2010	6,620
2011	5,944
2012	5,177

4.	Long-Term Debt
The Company maintains a revolving credit facility of $325,000 which expires on August 31, 2010. As of March 31, 2007, borrowings outstanding under the revolving credit facility were $62,200. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of March 31, 2007, letters of credit outstanding against the revolver were $21,251. Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of March 31, 2007 bear interest at a rate of 6.17%. The Company also pays a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
The Company issued $50,000 of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Each year until maturity, the Company is required to repay $7,143 of the principal amount at par. As of March 31, 2007, the outstanding balance was $28,571.
The Company maintains a revolving loan agreement up to $60,000 expiring on October 23, 2007. The Company is required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, the Company granted a first priority security interest in certain U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. At March 31, 2007, there was $55,000 outstanding under the agreement at a current interest rate of 5.33%. The Company expects to renew or refinance this credit facility before it expires.
The Company has $75,000 of unsecured variable rate private placement notes. The notes do not require principal payments until maturity on June 30, 2015. The interest rate is reset and interest payments are paid on a quarterly basis. As of March 31, 2007, the outstanding balance of the notes was $75,000 at a current rate of 5.95%.
5.	Share-Based Compensation
The Company maintains Stock Option and Compensation Plans in order to grant certain stock awards, including stock options and restricted shares of stock to key employees and external directors of the Company. Stock options granted to employees generally vest annually in equal amounts over three years and stock options granted on an annual basis to external directors, vest over one year. The stock options have an exercise price equal to the market price of the Company’s common stock on the date of grant. Restricted stock granted to employees generally vest annually in equal amounts over five years. Generally, the Company recognizes compensation expense for share-based compensation on a straight-line basis over the vesting period. Total compensation expense related to share-based awards was $1,527 and $942 for the three months ended March 31, 2007 and April 1, 2006, and $3,597 and $3,060 for the nine months ended March 31, 2007, and April 1, 2006, respectively. The number of options that have been exercised and restricted stock that vested since July 1, 2006, was 134,225 shares.

6.	Employee Benefit Plans
The components of net periodic pension cost are as follows for the three months ended March 31, 2007 and April 1, 2006:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Service cost	$—	$1,190	$—	$234
Interest cost	774	809	173	188
Expected return on assets	(703)	(617)	—	—
Prior service cost	—	13	—	11
Loss	—	341	—	76

Net periodic pension cost	$71	$1,736	$173	$509

The components of net periodic pension cost are as follows for the nine months ended March 31, 2007 and April 1, 2006:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Nine Months Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Service cost	$1,432	$3,571	$317	$702
Interest cost	2,322	2,427	518	565
Expected return on assets	(2,110)	(1,850)	—	—
Prior service cost	8	39	8	32
Loss	—	1,021	—	228

Net periodic pension cost	$1,652	$5,208	$843	$1,527

Effective January 1, 2007, the Company froze its pension and Supplemental Executive Retirement Plan (SERP). As a result, future growth in benefits will no longer occur after December 31, 2006, and the net periodic pension cost will be significantly reduced.
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. The Company evaluates performance based on income from operations. Financial information by geographic location for the three and nine month periods ended March 31, 2007 and April 1, 2006 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Third Quarter Fiscal Year 2007:
Revenues	$195,797	$39,445	$235,242
Income from operations	13,817	6,115	19,932
Capital expenditures	4,471	388	4,859
Depreciation and amortization expense	9,781	1,545	11,326
Third Quarter Fiscal Year 2006:
Revenues	$186,965	$39,176	$226,141
Income from operations	10,254	6,339	16,593
Capital expenditures	9,144	788	9,932
Depreciation and amortization expense	9,389	1,494	10,883

	United
For the Nine Months Ended	States	Canada	Total

Fiscal Year 2007:
Revenues	$570,154	$118,980	$689,134
Income from operations	38,282	19,030	57,312
Capital expenditures	21,671	1,543	23,214
Depreciation and amortization expense	28,999	4,777	33,776
Fiscal Year 2006:
Revenues	$541,459	$111,978	$653,437
Income from operations	35,419	19,093	54,512
Capital expenditures	24,320	2,094	26,414
Depreciation and amortization expense	27,653	4,473	32,126

8.	Inventory
The components of inventory as of March 31, 2007 and July 1, 2006 are as follows:

	March 31,	July 1,
	2007	2006

Raw Materials	$5,363	$5,742
Work in Process	4,494	4,587
Finished Goods	54,650	52,457

New Goods	$64,507	$62,786

Merchandise In Service	$76,897	$78,245

Total Inventories	$141,404	$141,031

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
Our industry continues to consolidate from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions in the rental and direct purchase businesses that expand our geographic presence and/or expand our local market share in order to further leverage our existing plants.
In the third quarter of fiscal year 2007, our revenue was $235.2 million, a 4% increase from the $226.1 million reported during the third quarter of fiscal 2006. Continued momentum in rental organic growth throughout 2006 and into 2007 drove the increase compared to the prior year.
Earnings per diluted share was $0.57 for the quarter compared to $0.49 during the prior-year quarter. These results reflect increased revenue in the third quarter of fiscal year 2007, which resulted from new account growth and the implementation of better pricing control in the third quarter of fiscal year 2007. These results were partially offset by increased merchandise expense which was driven by accelerated account growth and increased selling expense which helped drive new accounts.
We made two acquisitions during the third quarter of fiscal 2007. In January, 2007, we acquired the outstanding stock and certain real estate from Grand Rapids Coats and Apron Service, Inc, a uniform rental and facility services company serving Western Michigan. Also, in February, 2007, we acquired the outstanding stock and certain real estate assets from Alltex Uniform Rental Services, Inc., a leading uniform and facility services company serving the New England states. These two acquisitions enhance our geographic coverage in North America and further strengthens our ability to meet the needs of large national account customers. These two acquisitions add approximately $20.0 million in annual revenue.
The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in aggregate. The total purchase price consideration, including related acquisition costs of the transaction was $38.5 million. The total purchase price exceeded the estimated fair value of assets acquired and liabilities assumed by $23.8 million.
Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in conformity with United States generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable, based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2006 and there have been no events or circumstances through the first nine months of fiscal 2007 that would indicate that there may have been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2006 or through the first nine months of fiscal 2007.

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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 31, 2007 and April 1, 2006, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change
					Three Months	Nine Months
	March 31,	April 1,	March 31,	April 1,	FY 2007	FY 2007
	2007	2006	2007	2006	vs. FY 2006	vs. FY 2006
Revenues:
Rental	90.1%	89.1%	91.2%	91.1%	5.1%	5.6%
Direct	9.9	10.9	8.8	8.9	(4.8)	4.1

Total revenues	100.0	100.0	100.0	100.0	4.0	5.5

Expenses:
Cost of rental sales	64.6	65.2	64.2	64.5	4.2	5.2
Cost of direct sales	72.3	71.8	73.2	71.9	(4.2)	6.1

Total cost of sales	65.4	65.9	65.0	65.1	3.2	5.3

Selling and administrative	21.3	22.0	21.8	21.7	1.0	6.2
Depreciation and amortization	4.8	4.8	4.9	4.9	4.1	5.1

Income from operations	8.5	7.3	8.3	8.3	20.1	5.1

Interest expense	1.6	1.5	1.5	1.4	7.4	8.4

Income before income taxes	6.9	5.8	6.8	6.9	23.4	4.4
Provision for income taxes	1.7	1.2	2.3	2.2	45.6	14.2

Net income	5.2%	4.6%	4.5%	4.7%	17.3%	0.1%

Three months ended March 31, 2007 compared to three months ended April 1, 2006
Revenues. Total revenues in the third quarter of fiscal 2007 increased 4.0% to $235.2 million from $226.1 million in the third quarter of fiscal 2006. Rental revenue increased $10.3 million in the third quarter, or 5.1%. The organic industrial rental growth rate was approximately 4.0%, an improvement from approximately 3.5% in the same period of fiscal 2006. Organic industrial rental revenue has improved primarily due to increase in new account sales, improved customer retention and improved pricing controls.
Direct sale revenue decreased 4.8% to $23.4 million in the third quarter of fiscal 2007 compared to $24.6 million in the same period of fiscal 2006. The organic direct sale growth rate during the current period was a negative 5.0%. The prior-year period included the installation of a large new uniform program with a major customer of our Lion Uniform Group.
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

Cost of Rental and Direct Sale. Cost of rental operations increased 4.2% to $137.0 million in the third quarter of fiscal 2007 from $131.4 million in the same period of fiscal 2006. Gross margin from rental sales increased to 35.4% in the third quarter of fiscal 2007 from 34.8% in the same period of fiscal 2006. Higher rental gross margins during the quarter resulted from leveraging our revenue growth and slightly lower energy costs. These productivity improvements were offset by increased merchandise cost associated with continued new account growth.
Cost of direct sales decreased 4.2% to $16.9 million in the third quarter of fiscal 2007 from $17.7 million in the same period of fiscal 2006. Gross margins from direct sales decreased to 27.7% in the third quarter of fiscal 2007 from 28.2% in the third quarter of fiscal 2006. The decrease in direct sales margins is primarily the result of increased compensation costs and a lower sales volume.
Selling and Administrative. Selling and administrative expenses increased 1.0% to $50.1 million in the third quarter of fiscal 2007 from $49.6 million in the same period of fiscal 2006. As a percentage of total revenues, selling and administrative expenses decreased to 21.3% in the third quarter of fiscal 2007 from 22.0% in the third quarter of fiscal 2006. The prior-year third quarter included $2.1 million of legal expense and negative 0.9% of consolidated revenue for settling two specific legal matters. Selling expenses as a percent of consolidated revenue were higher in the third quarter of fiscal year 2007 than in the same period of the prior fiscal year as a result of our expansion in our sales force in fiscal year 2007. This increase is partially offset by lower administrative expenses due to office productivity savings as a result of our handheld initiative, leverage due to improved revenue growth and lower retirement plan expenses.
Depreciation and Amortization. Depreciation and amortization expense increased 4.1% to $11.3 million in the third quarter of fiscal 2007 from $10.9 million in the same period of fiscal 2006. As a percentage of total revenues, depreciation and amortization expense remained at 4.8% in the third quarter of both fiscal 2007 and fiscal 2006. Net capital expenditures, excluding acquisition of businesses, were $4.9 million in the third quarter of fiscal 2007 compared to $9.9 million in the prior year’s quarter.
Interest Expense. Interest expense was $3.6 million in the third quarter of fiscal 2007, up from $3.4 million in the same period of fiscal 2006. Interest expense increased due to higher interest rates in fiscal 2007 than in fiscal 2006, offset by lower average debt levels.
Provision for Income Taxes. Our effective tax rate increased to 25.4% in the third quarter of fiscal 2007 from 21.5% in the same period of fiscal 2006. This increase is primarily due to higher pretax income that is taxed at our statutory rate. The effective tax rate for both periods is lower than our statutory rate primarily due to the expiration of certain statutes and the favorable resolution of other tax matters which resulted in the reversal of tax reserves that were no longer required, as well as adjustments resulting from the final calculation and filing of the Company’s fiscal 2005 and 2006 tax returns.
Nine months ended March 31, 2007 compared to Nine months ended April 1, 2006
Revenues. Total revenues for the first nine months of fiscal 2007 increased 5.5% to $689.1 million from $653.4 million for the same period of fiscal 2006. Rental revenue increased $33.3 million in the first nine months, or 5.6%. The organic industrial rental growth rate was approximately 4.5% in 2007 versus 3.5% in 2006. Organic industrial rental revenue has improved primarily due to an improvement in customer retention, increase in new account sales and to a lesser extent improved pricing controls.
Direct sale revenue increased 4.1% to $60.9 million in the first nine months of fiscal 2007 compared to $58.5 million in the same period of fiscal 2006. The organic direct sale growth rate during the current period was approximately 3.0%. Organic direct sale revenue growth is due to a number of new direct sale customers sold during the past year, offset by the installation of a new uniform program with a major customer in our Lion Uniform Group in fiscal year 2006 that didn’t reoccur in fiscal year 2007.
Cost of Rental and Direct Sale. Cost of rental operations increased 5.2% to $403.4 million in the first nine months of fiscal 2007 from $383.6 million in the same period of fiscal 2006. Gross margins from rental sales increased to 35.8% in the first nine months of fiscal 2007 from 35.5% in the same period of fiscal 2006. The slight increase in gross margins was driven by lower production and delivery costs in the first quarter of fiscal year 2007 which were partially offset by increased merchandise amortization costs as well as higher worker compensation and healthcare costs throughout the first nine months of fiscal 2007. Increased merchandise amortization costs are associated with greater levels of in-service inventory resulting from the increased levels of new account sales over the past year.

Cost of direct sales increased 6.1% to $44.6 million in the first nine months of fiscal 2007 from $42.0 million in the same period of fiscal 2006. Gross margin from direct sales decreased to 26.8% in the first nine months of fiscal 2007 from 28.1% in the same period of fiscal 2006. The decrease in direct sales margins is the result of a combination of increased compensation costs as well as increased customer fulfillment and shipping costs at our Lion Uniform Group. These costs increased due to the expiration of a certain cost sharing arrangement at the end of fiscal year 2006.
Selling and Administrative. Selling and administrative expenses increased 6.2% to $150.0 million in the first nine months of fiscal 2007 from $141.2 million in the same period of fiscal 2006. As a percentage of total revenues, selling and administrative expenses increased slightly to 21.8% in the first nine months of fiscal 2007 from 21.7% in the same period of fiscal 2006. The primary drivers of the increased selling and administrative expenses are the expansion of our sales force and the continued rollout of our information technology initiatives. These increases were partially offset by lower administrative expenses due to office productivity savings driven by the Company’s handheld initiative, leverage due to improved revenue growth and lower retirement plan expenses. In addition, fiscal 2006 included $2.1 million (0.3% of consolidated revenue) of legal expenses for settling two specific legal matters.
Depreciation and Amortization. Depreciation and amortization expense increased 5.1% to $33.8 million in the first nine months of fiscal 2007 from $32.1 million in the same period of fiscal 2006. As a percentage of total revenues, depreciation and amortization expense remained at 4.9% in the first nine months of both fiscal 2007 and fiscal 2006. Net capital expenditures, excluding acquisition of businesses, were $23.2 million in the first nine months of fiscal 2007 compared to $26.4 million in the same period of fiscal 2006.
Interest Expense. Interest expense was $10.5 million in the first nine months of fiscal 2007, up from $9.7 million in the same period of fiscal 2006. The increase was due to higher interest rates in fiscal year 2007 compared to fiscal year 2006, offset by lower average debt levels.
Provision for Income Taxes. Our effective tax rate increased to 33.8% in the first nine months of fiscal 2007 from 30.9% in the same period of fiscal 2006. This increase is primarily due to higher pretax income that is taxed at our statutory rate and larger reversals in the prior year of tax reserves that were no longer required due to the expiration of certain statutes.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Working capital at March 31, 2007 was $104.3 million, down 26.7% from $142.2 million at July 1, 2006. The decrease in working capital is largely due to the maturity of the $53.0 million outstanding under our revolving loan agreement in October 2007.
Operating Activities. Net cash provided by operating activities was $51.2 million in the first nine months of fiscal 2007 and $50.0 million in the same period of fiscal 2006. The increase in cash generated from operating activities is largely due to a decrease in the expenditures for inventory, which was partially offset by lower accounts payable balances.
Investing Activities. Net cash used in investing activities was $72.8 million in the first nine months of fiscal 2007 and $39.4 million in the same period of fiscal 2006. In fiscal 2007, cash was primarily used for the acquisition of business assets and property, plant and equipment. In fiscal 2006, cash was largely used for property, plant and equipment additions and for acquisition of business assets.
Financing Activities. Cash provided by financing activities was $19.3 million in the first nine months of fiscal 2007 and cash used for financing activities was $4.3 million in the same period of fiscal 2006. Cash provided by financing activities in fiscal 2007 was from debt proceeds used primarily for the acquisition of business assets. Cash used in financing activities in fiscal 2006 was used primarily to repay borrowings from our debt instruments. The Company paid dividends of $2.6 million and $1.1 million during the nine months ended March 31, 2007 and April 1, 2006, respectively.

We maintain a revolving credit facility of $325.0 million which expires on August 31, 2010. As of March 31, 2007, borrowings outstanding under the revolving credit facility were $62.2 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50.0 million in letters of credit. As of March 31, 2007, letters of credit outstanding against the revolver were $21.3 million. Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of March 31, 2007 bear interest at a rate of 6.17%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Each year until maturity, we are required to repay $7.1 million of the principal amount at par. As of March 31, 2007, the outstanding balance was $28.6 million.
We maintain a revolving loan agreement up to $60.0 million expiring on October 23, 2007. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. At March 31, 2007, there was $55.0 million outstanding under the agreement at a current rate of 5.33%. We expect to renew or refinance this credit facility before its expiration on October 23, 2007.
We have $75.0 million of unsecured variable rate private placement notes. The notes do not require principal payments until maturity on June 30, 2015. The interest rate is reset and interest payments are paid on a quarterly basis. As of March 31, 2007, the outstanding balance of the notes was $75.0 million at a current rate of 5.95%.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
At March 31, 2007, we had available cash on hand of $16.8 million and approximately $240.0 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2007 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2007 will be approximately $30 million.
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
Off Balance Sheet Arrangements
At March 31, 2007, we had stand-by letters of credit totaling $21.3 million issued and outstanding, primarily in connection with our property and casualty insurance programs and to provide security in connection with a promissory note. No amounts have been drawn upon these letters of credit.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.1 million in the third quarter of fiscal 2007 and $1.7 million in the same period of fiscal 2006. At July 1, 2006, the fair value of our pension plan assets totaled $32.8 million.

Effective January 1, 2007 we have frozen our defined benefit pension plan and related supplemental executive retirement plan. We incurred $0.2 million in costs associated with this action in fiscal year 2006. All benefits earned by defined benefit plan participants through the end of calendar year 2006 will be available upon retirement under plan provisions. Future growth in benefits will no longer occur beyond December 31, 2006.
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
Share-Based Compensation
We maintain Stock Option and Compensation Plans to grant certain stock awards, including stock options and restricted shares of stock to key employees and external directors of the Company. Stock options granted to employees generally vest annually in equal amounts over three years and stock options granted on an annual basis to external directors, vest over one year. The stock options have an exercise price equal to the market price of our common stock on the date of grant. Restricted stock granted to employees prior to January 1, 2002, vest annually in equal amounts over seven years and grants after January 1, 2002, vest annually in equal amounts over five years. Generally we recognize compensation expense for share-based compensation on a straight-line basis over the pertinent vesting period. Total compensation expense related to share-based awards was $1.5 million for the three months ended March 31, 2007 and $0.9 million in the same period of fiscal 2006, and $3.6 million for the nine months ended March 31, 2007 and $3.1 million in the same period of fiscal 2006. The number of options that have been exercised and restricted stock that vested since July 1, 2006, was 134,225 shares.

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
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes and will be effective for our fiscal year starting July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. SFAS 157 will be effective at the beginning of fiscal 2009.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2009.
We are currently evaluating the impact of these standards on our consolidated financial statements.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this quarterly report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results are included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the third quarter of fiscal 2007 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 31, 2007 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 31, 2007 is $0.8 million.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in energy costs will have on the future financial results of the Company. We purchase futures contracts to effectively hedge a portion of anticipated energy purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts at March 31, 2007 is a positive $0.3 million.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table includes information about our share repurchases for the quarter ended March 31, 2007.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs
Month #1 (Fiscal month ending February 3, 2007)	327	$0.00	—	—
Month #2 (Fiscal month ending March 3, 2007)	747	$0.00	—	—
Month #3 (Fiscal month ending March 31, 2007)	—	$0.00	—	—
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

ITEM 6. EXHIBITS
     a. Exhibits
10.1 Executive Employment Agreement with David F. Fisher, dated March 13, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed March 19, 2007).
10.2 Executive Employment Agreement with Douglas A. Milroy, dated March 13, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed March 19, 2007).
10.3 Executive Employment Agreement with David M. Miller, dated March 13, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed March 19, 2007).
10.4 Executive Employment Agreement with Robert G. Wood, dated March 13, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed March 19, 2007).
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

G&K SERVICES, INC. (Registrant)
Date: May 4, 2007	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)