Form 10-K
period 2007-06-30
G&K SERVICES INC
filed 2007-08-29
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2007

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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑       No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on December 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, and was approximately $836,237,592.
On August 20, 2007, there were outstanding 21,292,741 shares of the registrant’s Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 30, 2007

PART I
ITEM 1. BUSINESS
G&K Services, Inc., founded in 1902 and currently headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The existing North American rental market is approximately $7.0 billion, while the existing portion of the direct sale market targeted by us is approximately $5.0 billion.
Through internal growth and acquisitions, we have steadily expanded our operations into additional geographic markets. We operate over 160 locations in North America. These locations service customers in 88 of the top 100 metropolitan markets (MSAs) in the United States and Canada, including all of the top 30 MSAs.
We target our marketing efforts towards customers and industries in geographic locations that are expanding and are in need of a corporate image, safety or facility services program. Our marketing efforts focus on providing innovative segmented solutions that feature proprietary products and processes to meet stringent customer needs. Further, we are dedicated to providing our high levels of product quality, consistent customer-centric service through multiple sales channels and best in class program management abilities. Management believes that both existing and potential customers large and small are willing to pay a premium price to a service provider that can consistently support their image and safety needs in a superior manner.
Customers, Products and Services
We serve over 160,000 customers, from Fortune 100 companies to fast-growing small and midsize firms. No single customer represents more than 1.5% of our total revenues. We serve customers in virtually all industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants, hospitality, and many others. We believe that over one million people wear our uniforms every work day.
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
We believe that customers use branded identity apparel programs to meet a variety of critical business needs that enhance image and safety in the workplace, including:
•	Company safety and security – uniforms help identify employees working for a particular company or department.

•	Brand awareness – uniforms promote a company’s brand identity and employees serve as “walking billboards.”

•	Image – uniforms help companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and a commitment to quality to their customers. Uniformed employees are perceived as trained, competent and dependable.

•	Employee retention – uniforms enhance worker morale and help build a teamwork attitude in addition to being a tangible employee benefit.

•	Worker protection – uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection – uniforms and facility services help protect products against sources of contamination in the food, pharmaceutical, electronics and health care industries.
We provide our apparel-rental customers with a full range of services and solutions. A consultative approach is used to advise and assist our customers in creating specialized solutions including determining garment application, setting service and distribution requirements and choosing the appropriate fabrics, styles and colors to meet their branding, identity and safety needs. We can quickly source and access new and used garments to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair, embellishment and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a weekly cycle with all merchandise subject to a rigorous seven point inspection program.
Uniform rental programs can provide significant customer advantages over ownership. Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the operating and maintenance expense, environmental exposure and management time necessary to administer a uniform program or operate an in house laundry.
Our facility services programs provide a wide range of dust control, maintenance, hand care and hygiene products and services. They include several floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust and wet mops, wiping towels, fender covers, selected linen items and several restroom hygiene products. These products support customers’ efforts in maintaining a clean, safe and attractive environment within their facilities for their employees and customers.
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
We also offer comprehensive direct sale uniform programs to large national account customers through our Lion Uniform Group (Lion). Lion serves many different industries and specializes in serving the security, transportation, airline and convenience store/retail industries. They handle all aspects of the uniform program including design, sourcing, inventory management, distribution, embellishment, information reporting, customer service and program management.
Acquisitions
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and to further leverage our existing plants.
We made several small acquisitions in each of the past three fiscal years. The pro forma effects of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions, were $46.9 million, $11.5 million and $86.8 million in fiscal 2007, 2006 and 2005, respectively. The fiscal 2005 purchase consideration includes $11.9 million of debt issued. The total consideration for 2005 was subsequently reduced by $1.4 million in fiscal 2006. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $27.8 million in fiscal 2007, $5.4 million in fiscal 2006 and $50.6 million in fiscal 2005.
Competition
Customers in the corporate identity apparel and facility services industry choose suppliers primarily based upon the quality, fit, comfort, price and breadth of products offered, the fit with their unique business environment and brand positioning needs, and the excellence of the service they receive. While we rank among the nation’s largest garment rental suppliers, we encounter competition from many companies in the geographic areas we serve. Competitors include publicly held companies such as Cintas Corporation, UniFirst Corporation and others. We also compete with numerous regional and local businesses that vary by geographic region. We believe that we compete effectively in our lines of business because of the quality and breadth of our product line, the development of innovative segmented marketing solutions for customers’ unique needs, the service excellence we provide, and our proven ability as a trusted outsource partner. In addition, our competitors generally compete with us for acquisition candidates, which can reduce the number of acquisition candidates available to us.
Manufacturing and Suppliers
We manufactured approximately 40% of the uniform garments that we placed into service in fiscal 2007. These garments are manufactured primarily at a Company owned facility located in the Dominican Republic and, to a lesser degree, at two Company owned facilities in the United States. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers’ needs.
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
Employees
Our U.S. operations had a total of 7,720 employees as of June 30, 2007, consisting of 3,965 production employees and 3,755 sales, office, route and management personnel. Unions represent approximately 13.0% of our U.S. employees. Management believes its domestic employee relations are satisfactory.
Our Canadian operations had a total of 1,810 employees as of June 30, 2007, consisting of 1,125 production employees and 685 sales, office, route and management personnel. Unions represent approximately 46.0% of our Canadian employees. Management believes Canadian employee relations are satisfactory.
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
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing access to a work force, or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal, state and other tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.
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
General economic conditions may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including healthcare and insurance costs, higher material costs for items such as linens and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rentals, cost of direct sales, and other services and selling and administrative expenses and could adversely affect our operating results.
Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers. Product, design, price, quality, service and convenience to the customer are the primary competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which could be detrimental to our operating results. Our competitors also generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing such services. These competitive pressures could adversely affect our sales and operating results.
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
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to locate and purchase suitable acquisitions. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all operational deficiencies or material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.
Increases in fuel and energy costs could adversely affect our results of operations and financial condition.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Any increase in fuel and energy costs could adversely affect our results of operations and financial condition.
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
Significant portions of our Canadian labor force are unionized, and a lesser portion of United States employees are unionized. Competitors within our industry have been the target of unionization campaigns by multiple labor unions. While we believe that our Canadian and domestic employee relations are satisfactory, we could experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and services. In addition, significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our results by restricting our ability to maximize the efficiency of our operations.
If we are unable to attract and retain employees our results of operations could be adversely impacted.
Our ability to attract and retain employees is important to our operations. Our ability to expand our operations is in part impacted by our ability to increase our labor force. In the event of a labor shortage, or in the event of a change in prevailing labor and/or immigration laws, we could experience difficulty in delivering our services in a high-quality or timely manner and we could be forced to increase wages in order to attract and retain employees, which would result in higher operating costs.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We occupy 174 facilities located in the United States, Canada and the Dominican Republic. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items principally from 67 industrial garment, cleanroom garment, dust control and linen supply plants located in 51 cities in the United States and 11 cities in Canada. We own approximately 75% of our processing facilities, each of which average over 43,000 square feet in size.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is quoted on the Global Select Market of The NASDAQ Stock Market LLC under the symbol “GKSR.” The following table sets forth the high and low reported sales prices for the Class A Common Stock as quoted on The Global Select Market of the NASDAQ Stock Market LLC, for the periods indicated.

	High	Low

Fiscal 2007
1st Quarter	$37.12	$31.12
2nd Quarter	40.06	35.67
3rd Quarter	39.99	35.49
4th Quarter	39.95	34.81

Fiscal 2006
1st Quarter	$43.10	$36.65
2nd Quarter	40.38	35.26
3rd Quarter	42.95	38.24
4th Quarter	42.47	34.17

As of August 20, 2007, we had 557 registered holders of record of our common stock.
We paid dividends of $3.4 million in fiscal 2007 and $1.5 million in both fiscal 2006 and 2005. The increase in dividend payments is the result of increasing the dividend per share by $0.09 from $0.07 per share in fiscal year 2006 and 2005 to $0.16 per share in fiscal year 2007. We anticipate dividends in fiscal year 2008 to increase from $0.16 to $0.20 per share, which will result in an estimated total dividend of $4.3 million in fiscal year 2008. Our debt agreements contain various restrictive covenants, which, among other things, limit the payment of cash dividends we declare during any fiscal year.
The following table sets forth certain information as of June 30, 2007 with respect to equity compensation plans under which securities are authorized for issuance:

	Number of Securities to	Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation Plans
	Warrants and Rights	Warrants and Rights	(Excluding Securities Reflected in
Plan category (1)	(A)	(B)	Column (A))

Equity compensation plans approved by security holders:
2006 Equity Incentive Plan (2)	35,400	$38.42	1,951,900
Employee Plans (3)	1,382,222	35.70	—
1996 Directors’ Stock Option Plan	56,000	36.01	—

Total:	1,473,622	$35.78	1,951,900

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,473,622	$35.78	1,951,900

(1)	See Note 6 to our audited financial statements included in the accompany financial statements.

(2)	Approved at the November 16, 2006 shareholder meeting.

(3)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

ISSUER PURCHASE OF EQUITY SECURITIES:
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Maximum Dollar
	Total		Total Number of	value of shares that
	Number of	Average	Shares Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	Per Share	Announced Plan(2)	the Plan

June 1-June 30, 2007	232,000	$38.39	232,000	$91,086,000

(1)	164,500 shares were purchased on the open market with the remaining 67,500 purchased from our pension plan.

(2)	On May 30, 2007 we announced a $100 million share repurchase program whereby we plan to repurchase shares from time to time in open market, privately negotiated or other transactions in accordance with applicable securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors.
In May 2007, we announced an authorization to repurchase up to $100.0 million shares of G&K Services outstanding common stock. As of June 30, 2007, we purchased 232,000 shares at an average price of $38.39 totaling $8.9 million. Cash spent during the period on the purchase of shares totaled $7.9 million. The amount of cash expended excludes $1.0 million for shares purchased on June 29, 2007, but due to timing, the $1.0 million cash payment was made July 2, 2007. We have $91.1 million remaining under this authorization.
STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph compares, for the five fiscal years, the cumulative total return on $100 invested in the Company’s Common Stock, the Standard and Poor’s (“S&P”) 500 Stock Index, and a nationally recognized group of companies in the uniform services industry (the “Peer Index”). The companies included in the New Peer Index are Angelica Corporation, Cintas Corporation, and Unifirst Corporation.
The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a dividend reinvestment.
Copyright © 2002, Standard & Poor’s a division of The McGraw-Hill Companies, Inc.
Chart Provided by Zack’s Investment Research, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2007	2006	2005	2004	2003

Revenues	$929,542	$880,843	$788,775	$733,447	$705,588
Net Income	43,190	41,851	38,179	33,638	31,846
Per Share Data:
Basic earnings per share	2.03	1.98	1.82	1.62	1.55
Diluted earnings per share	2.02	1.97	1.78	1.61	1.54
Dividends per share	0.16	0.07	0.07	0.07	0.07
Total Assets	991,814	951,092	903,169	802,747	778,806
Long-Term Debt	149,005	195,355	210,462	184,305	236,731
Stockholders’ Equity	591,988	547,388	479,750	429,462	383,720

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
Overview
G&K Services, Inc., founded in 1902 and currently headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $7.0 billion, while the portion of the direct sale market targeted by us is approximately $5.0 billion.
Our industry continues to consolidate from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions in the rental and direct purchase businesses that expand our geographic presence and/or expand our local market share and further leverage our existing plants.
In June 2007, we entered into a strategic agreement with Dockers ® San Francisco, a market leader in men’s and women’s apparel to exclusively represent Dockers® apparel in North America as part of our direct sale and rental apparel offering for the uniform industry.
In fiscal 2007, revenue grew to $929.5 million, up 5.5% over the prior year as a result of new account growth, improved customer retention, continued improvement in direct sales and acquisitions. Our fiscal 2007 net income grew by 3.2% to $43.2 million which reflects higher operating income from revenue growth and productivity improvements, partially offset by a higher effective tax rate, higher energy costs, and higher interest expense. In addition, we continued to make strategic investments in sales, marketing and technology initiatives.
In January 2007, we acquired the outstanding stock and certain real estate from Grand Rapids Coats and Apron Service, Inc, a uniform rental and facility services company serving Western Michigan. Also, in February 2007, we acquired the outstanding stock and certain real estate assets from Alltex Uniform Rental Services, Inc., a leading uniform and facility services company serving the New England states. These two acquisitions enhance our geographic coverage in North America and further strengthen our ability to meet the needs of large national account customers. These two acquisitions add approximately $20.0 million in annual revenue.

Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
Inventories
Inventories consist of new goods and rental merchandise in service. We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. While we believe that adequate reserves for inventory obsolescence have been made in the consolidated financial statements, product lines and customer requirements may change and we could experience additional inventory write-downs in the future. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill in fiscal 2007, 2006 or 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2007, 2006 or 2005.
Insurance
We self-insure for certain obligations related to health, workers’ compensation and auto and general liability programs. We purchase stop-loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
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
We utilize income tax planning to reduce our overall income tax expense. Upon audit, it is possible that certain strategies might be disallowed resulting in an increased liability for income taxes. We believe that the provision for liabilities resulting from the implementation of income tax planning is appropriate. Our past examinations by governmental revenue authorities leads management to believe that our past provisions for exposures related to income tax planning are appropriate.
Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. We evaluate our deferred tax assets and liabilities on a periodic basis. We believe that we have adequately provided for our future tax obligations based upon current facts, circumstances and tax law.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
				FY 2007 vs.	FY 2006 vs.
	Fiscal 2007	Fiscal 2006	Fiscal 2005	FY 2006	FY 2005

Revenues:
Rental operations	91.2%	91.0%	93.9%	5.8%	8.2%
Direct sales	8.8	9.0	6.1	3.2	65.6

Total revenues	100.0	100.0	100.0	5.5	11.7

Operating expenses:
Cost of rental operations	63.9	64.7	63.5	4.4	10.3
Cost of direct sales	72.5	72.3	74.5	3.6	60.5

Total cost of sales	64.7	65.4	64.1	4.3	13.9

Selling and administrative	21.9	21.2	21.4	9.1	10.7
Depreciation	3.7	3.7	4.1	7.1	1.6
Amortization of intangibles	1.2	1.2	1.2	0.2	12.8

Income from operations	8.5	8.5	9.2	5.5	3.0

Interest expense	1.5	1.5	1.4	5.1	16.7

Income before income taxes	7.0	7.0	7.8	6.2	0.5

Provision for income taxes	2.4	2.2	3.0	12.6	(14.5)

Net income	4.6%	4.8%	4.8%	3.2%	9.6%

Fiscal 2007 Compared to Fiscal 2006
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, we will periodically have a fiscal year with 53 weeks of results. Fiscal years 2007 and 2006 both had 52 weeks.
Revenues. Total revenues in fiscal 2007 rose 5.5% to $929.5 million from $880.8 million in fiscal 2006. Rental revenue was up $46.2 million in fiscal 2007, a 5.8% increase over fiscal 2006. The organic industrial rental growth rate was approximately 4.0%, an improvement from 3.5% in fiscal 2006. The increase is primarily due to growth of new account sales, improved customer retention and improved pricing controls.
Direct sale revenue was $82.1 million in fiscal 2007, a 3.2% increase over $79.6 million in fiscal 2006, largely due to the impact of the Lion Uniform Group. The organic direct sale growth rate was approximately 2.0% in fiscal year 2007 compared to 34.5% in fiscal year 2006. The decrease in organic growth was due almost entirely to the installation of a new uniform program with a major customer in our Lion Uniform Group in fiscal year 2006 that did not reoccur in fiscal year 2007.
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
Cost of Rental and Direct Sale. Cost of rental operations which includes merchandise, production and delivery expenses increased 4.4% to $541.4 million in fiscal 2007 from $518.5 million in fiscal 2006. Gross margin from rental sales increased to 36.1% in fiscal 2007 from 35.3% in the prior year. The increase in gross margins resulted from leveraging our revenue growth as well an improvement in our merchandise costs in fiscal year 2007.
Cost of direct sales increased to $59.6 million in fiscal 2007 from $57.5 million in fiscal 2006. Gross margin from direct sales decreased slightly in fiscal 2007 to 27.5% from 27.7% in fiscal 2006. The slight decrease in gross margin is due to a combination of increased compensation costs and increased customer fulfillment and shipping costs at our Lion Uniform Group. These costs increased primarily due to the expiration of a cost sharing arrangement between Lion Uniform Group and a third party at the end of fiscal 2006.
Selling and Administrative. Selling and administrative expenses increased 9.1% to $203.6 million in fiscal 2007 from $186.7 million in fiscal 2006. As a percentage of total revenues, selling and administrative expenses increased to 21.9% in fiscal 2007 from 21.2% in fiscal 2006. The increase in expense is due to the expansion of our sales force and the continued rollout of our information technology initiatives. These increases were partially offset by lower administrative expenses due to office productivity savings driven by our handheld initiative, leverage due to improved revenue growth and lower retirement plan and workers’ compensation expenses.
Depreciation. Depreciation expense increased 7.1% to $34.8 million in fiscal 2007 from $32.5 million in fiscal 2006. As a percentage of total revenues, depreciation expense remained at 3.7% in both fiscal 2007 and fiscal 2006. The increase in depreciation expense during fiscal 2007 was primarily related to expansion and upgrading of several facilities and acquisitions. Capital expenditures for fiscal 2007, excluding acquisition of businesses, were $31.5 million compared to $32.0 million in fiscal 2006.
Amortization. Amortization expense remained at $10.8 million in both fiscal 2007 and fiscal 2006. As a percentage of total revenues, amortization expense remained at 1.2% in both fiscal 2007 and fiscal 2006.
Interest Expense. Interest expense was $13.9 million in fiscal 2007 as compared to $13.2 million in fiscal 2006. The increase was due primarily to higher interest rates and slightly higher debt levels during fiscal year 2007. The increase in debt was driven by our acquisitions, offset by continued strong cash flow.
Provision for Income Taxes. Our effective tax rate for fiscal 2007 increased to 34.0% from 32.1% in fiscal 2006. This increase is the result of higher pretax income that is taxed at our statutory rate and larger reversals in the prior year of tax reserves that were no longer required due to the expiration of certain statutes.
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
Liquidity, Capital Resources and Financial Condition
Financial Condition. We believe our financial condition is strong. In assessing our financial condition, we consider factors such as working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our growth through a combination of cash flow from operations and debt financing. We have approximately $252.4 million of available capacity under our revolving credit facility. We believe we have sufficient access to capital markets to fund our currently anticipated growth and potential acquisitions.
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions and general corporate purposes.
Working capital at June 30, 2007 was $113.5 million, a $28.7 million decrease from $142.2 million at July 1, 2006. This decrease is due to our $58.0 million revolving loan maturing October 23, 2007 which was reclassified as a current liability, which we expect to renew or refinance before the due date.
Operating Activities. Net cash provided by operating activities was $80.4 million in fiscal 2007, $69.5 million in fiscal 2006 and $63.5 million in fiscal 2005. Fiscal year 2007 cash provided by operations increased as a result of higher net income and our focus on controlling inventory expenditures partially offset by increased payments on payables. In fiscal 2006, cash provided by operations was positively impacted by a higher net income, and timing of payments on our accounts payable and accruals which were partially offset by increased expenditures on inventory. Fiscal 2005 cash provided by operations was negatively impacted by the timing of payments of taxes as well as growth in new inventories in connection with the expansion of our manufacturing operation. These uses of cash were partially offset by continued emphasis to control in-service inventory expenditures.
Investing Activities. Net cash used for investing activities was $81.2 million in fiscal 2007, $45.4 million in fiscal 2006 and $95.9 million in fiscal 2005. In fiscal 2007, 2006 and 2005 cash was largely used for acquisition of business assets and property, plant and equipment additions.
Financing Activities. Financing activities provided cash of $3.7 million in fiscal 2007, used cash of $20.6 million in fiscal 2006 and provided cash of $19.2 million in fiscal 2005. Cash provided in fiscal 2007, was primarily the result of borrowings under our credit facilities partially offset by our repurchase of shares of our common stock and repayments on our long term debt. Cash used in fiscal 2006, was primarily for the repayments of debt. Cash provided in fiscal 2005, was from debt proceeds used primarily for acquisitions of businesses. We paid dividends of $3.4 million in fiscal 2007 and $1.5 million in both fiscal 2006 and 2005. The increase in dividend payments is the result of increasing the dividend per share by $0.09 from $0.07 per share in fiscal year 2006 and 2005 to $0.16 per share in fiscal year 2007. We anticipate dividends in fiscal year

2008 to increase from $0.16 to $0.20 per share, which will result in an estimated total dividend of $4.3 million in fiscal year 2008.
Capital Structure. Total debt was $214.8 million at June 30, 2007, a slight increase from the prior year of $213.6 million. This increase was primarily due to our share repurchase program and acquisition activity partially offset by cash provided by operations. The ratio of debt to capitalization (total debt divided by the sum of the stockholder’s equity plus total debt) was 26.6% at fiscal year end 2007 and 28.1% at fiscal year end 2006. We view our debt to capitalization as an important indicator of our credit worthiness.
While cash flows could be negatively affected by a decrease in revenues, we do not believe that our revenues are highly susceptible, in the short term to rapid changes within our industry. Consequently, we believe that we will fund all of the cash requirements which are reasonably foreseeable for fiscal 2008, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, and possible business acquisitions, from operating cash flow and our revolving credit facility.
We maintain a revolving credit facility of $325.0 million expiring August 31, 2010. As of June 30, 2007, borrowings outstanding under the revolving credit facility were $51.5 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50.0 million in letters of credit. As of June 30, 2007, letters of credit outstanding against the revolving credit facility were $21.1 million which primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 30, 2007 bear interest at a rate of 5.40% LIBOR plus 0.75%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $50.0 million, 8.4% unsecured private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of June 30, 2007, there was $28.6 million outstanding under the notes.
We maintain a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to us on a revolving basis up to $60.0 million. The facility was amended on June 2, 2006 increasing the facility size from $50.0 million to $60.0 million. We will be required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based accounts receivable. The amount of funds available under the loan agreement will be based on the amount of eligible accounts receivable less various reserve requirements. At June 30, 2007, there was $58.0 million outstanding under the agreement at a current rate of 5.35%.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR. The $75.0 million variable rate notes are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 30, 2007, the outstanding balance of the notes was $75.0 million at a current rate of 5.95%.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio, all as defined. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 30, 2007, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely event that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.

The following table summarizes our fixed cash obligations as of June 30, 2007 for the next five fiscal years and thereafter (in thousands):

	Less than	One to	Three to	After five
	One year	three years	five years	years	Total

Variable rate revolving credit facility	$—	$51,500	$—	$—	$51,500

Variable rate notes	—	—	—	75,000	75,000
Variable rate loan	58,000	—	—	—	58,000
Fixed rate notes	7,143	14,286	7,142	—	28,571
Other debt arrangements, including capital leases	695	865	212	—	1,772
Operating leases	20,450	26,563	12,390	3,297	62,700

Total contractual cash obligations	$86,288	$93,214	$19,744	$78,297	$277,543

At June 30, 2007, we had available cash on hand of $22.8 million and approximately $252.4 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2008 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2008 will be approximately $30-$33 million.
The amount of cash flow generated from operations could be affected by a number of risks and uncertainties. In fiscal 2008, we may actively seek and consider acquisitions of business assets. The consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flow from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.
Off Balance Sheet Arrangements
At June 30, 2007, we had stand-by letters of credit totaling $21.1 million issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $62.7 million related to facility and equipment leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.8 million, $7.0 million and $4.9 million in fiscal 2007, 2006 and 2005, respectively. At June 30, 2007, the fair value of our pension plan assets totaled $41.5 million. We anticipate making cash contributions of approximately $7.1 million in fiscal 2008.
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
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 30, 2007, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is consistent with the assumed rate used at both July 1, 2006 and July 2, 2005 and was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 30, 2007 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2008 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.40% at June 30, 2007, 6.45% at July 1, 2006 and 5.50% at July 2, 2005. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.40% to 5.90%) would increase our accumulated benefit obligation at June 30, 2007 by approximately $4.9 million and would have an immaterial impact on our fiscal 2008 pension expense.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Share-based Payments
We grant share-based awards, including restricted stock and options to purchase common stock of the Company. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences and we review our estimate on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense.
Impact of Inflation
In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation or 5.0%, whichever is greater, and continued focus on of operational productivity improvements.
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.4% of our total revenue.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices which were settled in the last fiscal year and are presently being administered. None of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
Adoption of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position, measured as the difference between plan assets at fair value and the benefit obligation, and to recognize as a component of accumulated other changes in equity from nonowner sources, net of tax, actuarial gains or losses and prior service costs or credits that arise during the period but which are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions (SFAS 87), or FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). The provisions of SFAS 87 and SFAS 106 continue to apply in measuring plan assets and benefit obligations, as of the date of the fiscal year-end statement of financial position, and in determining the amount of net periodic benefit cost. The provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006 and are not to be applied retrospectively. See Note 8 to our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes and will be effective for our fiscal year starting July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. We believe the impact of adopting FIN 48 will be immaterial.
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
We are currently evaluating the impact of SFAS 157 and SFAS 159 on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage the interest rate on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable debt and interest rate swaps is the three month LIBOR market interest rates at June 29, 2007. The credit spread is included onto the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 100 basis point increase and decrease on market interest rates and the impact of a gradual increase and decrease of 25 basis point at the beginning of each quarter on market interest rates. Our forecasted average debt level over the succeeding 12 months is $257.0 million with outstanding interest rate swaps of $90.0 million. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $16.2 million. The scenario with an immediate increase or decrease of 100 basis points on market interest rates would increase or decrease forecasted interest of $16.2 million by 8.9%. The scenario with a gradual 25 basis point increase or decrease at the start of each quarter would increase or decrease forecasted interest expense of $16.2 million by 1.3%.
For additional information regarding our debt see Note 4 to our consolidated financial statements as well as the Liquidity, Capital Resources and Financial Condition section of Management’s Discussion and Analysis.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, we have established target levels of forecasted purchases in which the price will not be subject to market price changes. We use derivative financial instruments to manage the risk that changes in gasoline costs will have on our future financial results. We purchase futures contracts to effectively hedge a portion of anticipated actual energy purchases. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating commodity prices calculated by reference to an agreed-upon notional principal amount.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed no change in the current number of hedged gallons of 2.3 million (including unleaded and diesel), gasoline prices at June 30, 2007, or forecasted gasoline and diesel purchases which were consistent with the prior year. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels and prices, our forecasted energy cost would change by approximately $0.05 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchases or normal sales” under FAS 133 and therefore, are not considered derivative instruments for accounting purposes.
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
We may periodically hedge firm commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. There were no outstanding foreign currency contracts at June 30, 2007 or July 1, 2006. Notional amounts outstanding under foreign currency contracts at July 2, 2005 were $0.4 million, all of which matured during fiscal 2006.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Following is a summary of the results of operations for each of the quarters within fiscal years ended June 30, 2007 and July 1, 2006. All amounts are in thousands, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth

2007
Revenues	$223,128	$230,764	$235,242	$240,408
Gross Profit	79,437	80,314	81,368	87,452
Income from Operations	18,340	19,040	19,932	22,050
Net Income	9,192	9,644	12,149	12,205
Basic Earnings per Share	0.43	0.46	0.57	0.57
Diluted Earnings per Share	0.43	0.45	0.57	0.57
Dividends per Share	0.0400	0.0400	0.0400	0.0400

2006
Revenues	$207,948	$219,348	$226,141	$227,406
Gross Profit	73,241	77,521	77,095	76,921
Income from Operations	18,897	19,022	16,593	20,351
Net Income	10,371	10,234	10,358	10,888
Basic Earnings per Share	0.49	0.49	0.49	0.51
Diluted Earnings per Share	0.49	0.48	0.49	0.51
Dividends per Share	0.0175	0.0175	0.0175	0.0175

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2007 and fiscal 2006 were both 52 week years.

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
Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2007.
Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting, has issued an unqualified attestation report on the Company’s effectiveness of internal control over financial reporting, as stated in their report which is included herein.
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

August 27, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
G&K Services, Inc.
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. as of June 30, 2007, and July 1, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. as of June 30, 2007, and July 1, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of G&K Services, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 27, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of G&K Services, Inc.
We have audited G&K Services, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). G&K Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, G&K Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of G&K Services, Inc. as of June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007 of G&K Services, Inc. and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 27, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 30,	July 1,	July 2,
(In thousands, except per share data)	2007	2006	2005

Revenues
Rental operations	$847,401	$801,240	$740,708
Direct sales	82,141	79,603	48,067

Total revenues	929,542	880,843	788,775

Operating Expenses
Cost of rental operations*	541,392	518,543	470,116
Cost of direct sales*	59,579	57,522	35,830
Selling and administrative	203,614	186,652	168,620
Depreciation	34,789	32,479	31,981
Amortization of intangibles	10,806	10,784	9,562

Total operating expenses	850,180	805,980	716,109

Income from Operations	79,362	74,863	72,666
Interest expense	13,901	13,226	11,338

Income before Income Taxes	65,461	61,637	61,328
Provision for income taxes	22,271	19,786	23,149

Net Income	$43,190	$41,851	$38,179

Basic weighted average number of shares outstanding	21,245	21,093	20,942
Basic Earnings per Common Share	$2.03	$1.98	$1.82

Diluted weighted average number of shares outstanding	21,424	21,253	21,400
Diluted Earnings per Common Share	$2.02	$1.97	$1.78

Dividends per Share	$0.16	$0.07	$0.07

*	Excludes depreciation and amortization
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	June 30,	July 1,
(In thousands, except share data)	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$22,759	$19,690
Accounts receivable, less allowance for doubtful accounts of $3,405 and $3,011	98,276	94,964
Inventories	140,780	141,031
Prepaid expenses	14,167	15,552
Current income taxes receivable	745	—

Total current assets	276,727	271,237

Property, Plant and Equipment
Land	33,957	32,986
Buildings and improvements	164,923	151,641
Machinery and equipment	304,578	286,533
Automobiles and trucks	36,683	38,158
Less accumulated depreciation	(284,145)	(260,317)

Total property, plant and equipment	255,996	249,001

Other Assets
Goodwill, net	380,070	349,469
Customer contracts and non-competition agreements, net	44,928	50,712
Other, principally retirement plan assets	34,093	30,673

Total other assets	459,091	430,854

	$991,814	$951,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,911	$27,404
Accrued expenses
Salaries and employee benefits	29,522	32,607
Other	39,405	36,820
Current income taxes payable	—	3,572
Deferred income taxes	6,568	10,419
Current maturities of long-term debt	65,838	18,199

Total current liabilities	163,244	129,021

Long-Term Debt, net of Current Maturities	149,005	195,355
Deferred Income Taxes	34,298	34,343
Other Noncurrent Liabilities	53,279	44,985

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000,000 shares authorized, 21,290,932 and 21,283,196 shares issued and outstanding	10,645	10,642
Additional paid-in capital	66,863	68,268
Retained earnings	485,954	446,199
Accumulated other comprehensive income	28,526	22,279

Total stockholders’ equity	591,988	547,388

	$991,814	$951,092

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries

					Accumulated Other
					Comprehensive Income (Loss)
					Net Unrealized	Minimum
	Class A	Class B	Additional		Gain/(Loss) on	Pension	Cumulative
	Common	Common	Paid-In	Retained	Financial	Liability and	Translation	Stockholders’
(In thousands, except per share data)	Stock	Stock	Capital	Earnings	Instruments	Other	Adjustments	Equity

Balance July 3, 2004	$9,716	$738	$51,963	$369,129	$(110)	$(1,363)	$(611)	$429,462
Net income	—	—	—	38,179	—	—	—	38,179
Foreign currency translation	—	—	—	—	—	—	8,197	8,197
Unrealized holding gains, net of income tax	—	—	—	—	544	—	—	544
Minimum pension liability, net of income tax	—	—	—	—	—	(4,765)	—	(4,765)

Comprehensive income								42,155
Issuance of common stock under stock plans, net (207 shares)	103	—	5,850	—	—	—	—	5,953
Stock option-based compensation	—	—	2,806	—	—	—	—	2,806
Amortization of restricted stock	—	—	841	—	—	—	—	841
Cash dividends ($0.07 per share)	—	—	—	(1,467)	—	—	—	(1,467)

Balance July 2, 2005	9,819	738	61,460	405,841	434	(6,128)	7,586	479,750
Net income	—	—	—	41,851	—	—	—	41,851
Foreign currency translation	—	—	—	—	—	—	13,205	13,205
Unrealized holding gains, net of income tax	—	—	—	—	1,327	—	—	1,327
Minimum pension liability, net of income tax	—	—	—	—	—	5,855	—	5,855

Comprehensive income								62,238
Conversion of Class B shares	738	(738)	—	—	—	—	—	—
Issuance of common stock under stock plans, net (170 shares)	85	—	2,873	—	—	—	—	2,958
Stock option-based compensation	—	—	2,781	—	—	—	—	2,781
Amortization of restricted stock	—	—	1,154	—	—	—	—	1,154
Cash dividends ($0.07 per share)	—	—	—	(1,493)	—	—	—	(1,493)

Balance July 1, 2006	10,642	—	68,268	446,199	1,761	(273)	20,791	547,388
Net income	—	—	—	43,190	—	—	—	43,190
Foreign currency translation	—	—	—	—	—	—	6,540	6,540
Unrealized holding gains, net of income tax	—	—	—	—	(769)	—	—	(769)
Pension benefit liabilities, net of tax	—	—	—	—	—	12	—	12

Comprehensive income								48,973
Adjustment for adoption of SFAS No. 158, net of tax	—	—	—	—	—	464	—	464
Issuance of common stock under stock plans, net (239 shares)	119	—	3,184	—	—	—	—	3,303
Stock option-based compensation	—	—	2,435	—	—	—	—	2,435
Share Repurchase Program (232 shares)	(116)	—	(8,797)	—	—	—	—	(8,913)
Amortization of restricted stock	—	—	1,773	—	—	—	—	1,773
Cash dividends ($0.16 per share)	—	—	—	(3,435)	—	—	—	(3,435)

Balance June 30, 2007	$10,645	—	$66,863	$485,954	$992	$203	$27,331	$591,988

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 30,	July 1,	July 2,
(In thousands)	2007	2006	2005

Operating Activities:
Net income	$43,190	$41,851	$38,179
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	45,595	43,263	41,543
Deferred income taxes	(1,037)	(102)	854
Share-based compensation	4,208	3,935	3,658
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	(362)	(4,794)	(5,116)
Inventories	(141)	(20,683)	(11,164)
Accounts payable and other accrued expenses	(14,480)	3,951	(6,596)
Other assets and liabilities	3,416	2,100	2,176

Net cash provided by operating activities	80,389	69,521	63,534

Investing Activities:
Property, plant and equipment additions, net	(31,515)	(31,968)	(19,408)
Acquisition of business assets, net of cash	(46,966)	(11,455)	(74,871)
Purchases of investments, net	(2,688)	(1,967)	(1,595)

Net cash used for investing activities	(81,169)	(45,390)	(95,874)

Financing Activities:
Repayments of long-term debt	(7,710)	(7,835)	(25,730)
Proceeds from (repayments of) short-term borrowings, net	19,442	(14,228)	40,400
Cash dividends paid	(3,435)	(1,493)	(1,467)
Sale of common stock	3,303	2,958	5,953
Repurchase of common stock shares	(7,883)	—	—

Net cash provided by (used for) financing activities	3,717	(20,598)	19,156

Increase (Decrease) in Cash and Cash Equivalents	2,937	3,533	(13,184)
Effect of Exchange Rates on Cash	132	812	1,598

Cash and Cash Equivalents:
Beginning of year	19,690	15,345	26,931

End of year	$22,759	$19,690	$15,345

Supplemental Cash Flow Information:
Cash paid for -
Interest	$12,851	$12,689	$10,800

Income taxes	$30,414	$24,962	$28,975

Non-Cash Transactions:
Notes payable issued to sellers in business acquisitions	$—	$(1,419)	$11,890

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
Nature of Business
G&K Services, Inc. is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also manufacture certain uniform garments that are used to support our garment rental and direct purchase programs. We have two operating segments, United States and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of our organization and our subsidiaries, all of which are wholly owned. Material intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is the 52 week or 53 week period ending on the Saturday nearest June 30. All references herein to “2007”, “2006” and “2005”, mean the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively. All three fiscal years were comprised of 52 weeks.
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
Cash and Cash Equivalents
All short-term, highly liquid investments with a maturity of three months or less, at the date of acquisition are classified as cash and cash equivalents.
Accounts Receivable
Accounts receivable is recorded net of an allowance for expected losses and the fair value approximates the book value. The allowance, recognized as an amount equal to the anticipated future write-offs, is based on age of outstanding balances, analysis of specific accounts and historical bad debt expense and current economic trends.
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
We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. While we believe that adequate reserves for inventory obsolescence have been made in the consolidated financial statements, product lines and customer requirements may change and we could experience additional inventory write-downs in the future. The components of inventories as of June 30, 2007 and July 1, 2006 are as follows:

	June 30,	July 1,
	2007	2006

Raw Materials	$5,474	$5,742
Work in Process	4,370	4,587
Finished Goods	52,970	52,457

New Goods	$62,814	$62,786

Merchandise In Service	$77,966	$78,245

Total Inventories	$140,780	$141,031

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation (including those under capital leases) is generally computed using the straight-line method over the following estimated useful lives:

Life
(Years)

Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10

Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repairs and maintenance costs are charged to operating expense when incurred.
Goodwill, Intangible and Long-Lived Assets
The cost of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with us for a fixed period of time and acquired customer contracts are stated at cost less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, primarily five to eleven years.
The carrying value of goodwill is evaluated on an annual basis and also when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill in fiscal 2007, 2006 or 2005.
We review all other long-lived assets, including definite-lived intangible assets, for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Under SFAS 144, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. We also perform a periodic assessment of the useful lives assigned to intangible assets. All of our intangibles are subject to amortization.
Retirement Plan Assets
Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices and the cash surrender values of life insurance policies.

Foreign Currency
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded in accumulated other comprehensive income, as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations and were not material in fiscal 2007, 2006 or 2005.
Revenue Recognition
Our rental operations business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.
Insurance
We self-insure for certain obligations related to health, workers’ compensation and auto and general liability programs. We purchase excess of loss insurance policies to protect us from catastrophic losses. We periodically evaluate our significant liabilities under such programs based on a third party actuarial analysis. Management’s estimates including present value estimates, consider historical claims experience, escalating medical cost trends and the expected timing of claim payments.
Income Taxes
Deferred income taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period the changes are enacted. We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized.
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

For the Fiscal Years Ended	June 30,	July 1,	July 2,
(In thousands)	2007	2006	2005

Weighted average number of common shares outstanding used in computation of basic earnings per share	21,245	21,093	20,942

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	179	160	458

Shares used in computation of diluted earnings per share	21,424	21,253	21,400

Potential common shares of 564,000, 553,000 and 193,000 related to our outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2007, 2006 and 2005, respectively. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

Derivative Financial Instruments
In the ordinary course of business, we enter into derivative transactions to manage our interest rate and energy price risk and account for the derivatives in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related authoritative guidance. All derivative instruments are recorded as other assets or other liabilities at fair value and subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met.
Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. We currently hedge approximately 2.3 million gallons of both unleaded gasoline and diesel fuel over approximately 18 months. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until expense from the cash flows of the hedged items are recognized. We perform an assessment, at both the inception and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized in other income.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
Share-based Payments
We grant share-based awards, including restricted stock and options to purchase common stock of the Company. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences and we review our estimate on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense.
Adoption of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position, measured as the difference between plan assets at fair value and the benefit obligation, and to recognize as a component of accumulated other changes in equity from nonowner sources, net of tax, actuarial gains or losses and prior service costs or credits that arise during the period but which are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions (SFAS 87), or FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). The provisions of SFAS 87 and SFAS 106 continue to apply in measuring plan assets and benefit obligations, as of the date of the fiscal year-end statement of financial position, and in determining the amount of net periodic benefit cost. The provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006 and are not to be applied retrospectively. See Note 8 to our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes and will be effective for our fiscal year starting July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. We believe the impact of adopting FIN 48 will be immaterial.

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
We are currently evaluating the impact of SFAS 157 and SFAS 159 on our consolidated financial statements.
2. Acquisitions
During each of fiscal 2007, 2006 and 2005, we made several small acquisitions. The total purchase consideration, including related acquisition costs, and purchase price adjustments from prior year acquisitions as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2007	2006	2005

Total purchase price and related acquisition costs	$46,966	$11,455	$86,761
Goodwill	27,768	5,442	50,641

In January 2007, we acquired the outstanding stock and certain real estate from Grand Rapids Coats and Apron Service, Inc., a uniform rental and facility services company serving Western Michigan. Also, in February 2007, we acquired the outstanding stock and certain real estate assets from Alltex Uniform Rental Services, Inc., a leading uniform and facility services company serving the New England States. These two acquisitions enhance our geographic coverage in North America and further strengthen our ability to meet the needs of large national account customers. These two acquisitions add approximately $20,000 in annual revenue.
Total purchase consideration for fiscal 2005 includes $11,890 of debt issued which was subsequently reduced by $1,419 in fiscal year 2006 as a purchase price adjustment. The pro forma effects of these acquisitions, had they been acquired at the beginning of the fiscal year, were not material, either individually or in the aggregate.
3. Goodwill and Intangible Assets
Goodwill includes the following:

	United States	Canada	Total

Balance as of July 2, 2005	$286,313	$52,388	$338,701
Acquisitions, net of purchase accounting adjustments	(143)	5,585	5,442
Currency exchange and other	—	5,326	5,326

Balance as of July 1, 2006	286,170	63,299	349,469
Acquisitions, net of purchase accounting adjustments	29,586	(1,818)	27,768
Foreign currency translation and other	—	2,833	2,833

Balance as of June 30, 2007	$315,756	$64,314	$380,070

Information regarding our other intangible assets, which are included in other assets on the consolidated balance sheet, are as follows:

	June 30, 2007	July 1, 2006
Other Intangible Assets:
Customer Contracts	$111,740	$106,408
Accumulated Amortization	(68,484)	(58,158)

Net	$43,256	$48,250

Non-Competition Agreements	$11,094	$10,908
Accumulated Amortization	(9,422)	(8,446)

Net	$1,672	$2,462

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there are no customer relationships with a significant separate value.

Amortization expense was $10,806, $10,784 and $9,562 for the twelve months ended June 30, 2007, July 1, 2006, and July 5, 2005 respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of June 30, 2007 is as follows:

2008	10,512
2009	6,791
2010	6,620
2011	5,944
2012	5,177

4. Long-Term Debt
Debt as of June 30, 2007 and July 1, 2006 includes the following:

	2007	2006

Borrowings under unsecured revolving credit facility	$51,500	$40,800
Borrowings under unsecured variable rate notes	75,000	75,000
Borrowings under secured variable rate loans	58,000	50,000
Borrowings under unsecured fixed rate notes	28,571	35,714
Other debt arrangements including capital leases	1,772	12,040

	214,843	213,554
Less current maturities	(65,838)	(18,199)

Total long-term debt	$149,005	$195,355

We maintain a $325,000 unsecured revolving credit facility. As of June 30, 2007, borrowings outstanding under the revolving credit facility were $51,500. The unused portion of the revolver may be used for general corporate purposes, acquisitions, working capital needs and to provide up to $50,000 in letters of credit. As of June 30, 2007, letters of credit outstanding against the revolver were $21,060.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 30, 2007 bear interest at a rate of 5.40% (LIBOR plus 0.75%). We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have issued $50,000 of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a seven-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7,143 of the principal amount at par. As of June 30, 2007, the outstanding balance was $28,571.
We maintain a loan agreement expiring on October 23, 2007. Under the loan agreement, the lender will make loans to us on a revolving basis up to $60,000. The facility was amended on June 2, 2006 increasing the facility size from $50,000 to $60,000. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At June 30, 2007, there was $58,000 outstanding under the agreement at a current interest rate of 5.35%.
We have $75,000 of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate is reset and interest payments are paid on a quarterly basis. As of June 30, 2007, the outstanding balance of the notes was $75,000 at a current rate of 5.95%.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio, all as defined in the respective agreement. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. As of June 30, 2007, we were in compliance with all debt covenants.
The fair value of our long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the long-term debt under the unsecured revolving credit facility, unsecured variable rate notes and secured variable rate loans approximates their carrying value as of June 30, 2007 and July 1, 2006. The fair value of the unsecured fixed rate notes is $29,714 as of June 30, 2007.
In January 2007, we repaid a promissory note for $10,471 which bore interest of 2.35% that had previously been issued in connection with the acquisition of the Lion Uniform Group.
The following table summarizes payments due on long-term debt, including capital leases, as of June 30, 2007 for the next five fiscal years and thereafter:

2008	$65,838
2009	7,788
2010	58,862
2011	7,338
2012	17
2013 and thereafter	75,000

5. Derivative Financial Instruments
We use derivative financial instruments to limit exposure to changes in interest rates and energy prices. Interest rate swap contracts are used to balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated balance sheet. As these derivatives qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) until the interest expense on the related debt is recognized. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.
At June 30, 2007, we had interest rate swap contracts to pay fixed rates of interest (average rate of 4.18%) and receive variable rates of interest based on three-month LIBOR on $130,000 notional amount of indebtedness. The $130,000 notional amount of contracts outstanding at June 30, 2007, includes existing interest rate swaps of $60,000 and forward starting interest rate swaps of $70,000, none of which will mature in fiscal year 2008. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period. If these swap agreements were to be terminated, we would have incurred an after-tax gain on the contracts of $904 as of June 30, 2007 and an after-tax gain of $1,831 as of July 1, 2006.
In addition, we purchase futures contracts to effectively hedge a portion of our anticipated fuel commodity purchases. The futures contracts are reflected at fair value in the consolidated condensed balance sheet and as these derivatives qualify for cash flow hedge designation the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) until the expense is recognized on the hedged commodity. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. If these contracts were to be terminated, we would have incurred an after-tax loss on the contracts of $24 as of June 30, 2007. These contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness of these instruments were not material to any one period as of June 30, 2007 and July 1, 2006.
We may also enter into foreign currency exchange contracts to hedge firm commitments with its foreign subsidiary. These agreements are recorded at current market values and the gains and losses are included in earnings. There were no outstanding foreign contracts at June 30, 2007 and at July 1, 2006.
6. Stockholders’ Equity
We formerly issued both Class A and Class B shares of our stock. Upon the retirement of a former officer of the Company, effective December 31, 2005, all Class B shares outstanding were converted on a share-for-share basis to Class A shares. As of June 30, 2007 and July 1, 2006 the only shares outstanding were Class A shares. Each share of Class A common stock is entitled to one vote and is freely transferable.
In the fourth quarter of fiscal year 2007, our Board of Directors authorized a $100,000 share repurchase program. We intend to repurchase shares from time to time in the open market, privately negotiated or other transactions in accordance with applicable federal securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors. As of June 30, 2007, we had purchased and retired approximately 232,000 shares for $8,913 leaving $91,087 still available under this program. Of the $8,913 of shares repurchased, $7,883 was paid by June 30, 2007 with the remaining $1,030 paid on July 2, 2007.
Share-Based Payment Plans
On November 16, 2006 our shareholders approved the 2006 Equity Incentive Plan (the “plan”). Under the 2006 Equity Incentive Plan, a maximum of 2,000,000 equity awards can be granted. Only 667,000 of the awards granted under the plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of June 30, 2007, 1,942,300 equity awards were available for grant. The only plan available to grant equity compensation as of June 30, 2007, is the 2006 Equity Incentive Plan. Shares that were available but not granted under all previous plans have been deauthorized and therefore no additional shares remain available for grant.
The 2006 Equity Incentive Plan provides for certain stock awards, including stock options at fair market value and non-vested restricted shares, to our key employees and non-employee directors. On the date individuals become a non-employee director, they receive a grant of 3,000 nonqualified stock options (initial grant) that vest over three years. In addition, on the first business day of each calendar year that a non-employee director is serving, the non-employee director receives 2,400 nonqualified stock options that vest on the first anniversary of the grant and an unrestricted stock grant of 1,200 shares. Exercise periods for the stock options are limited to a maximum of 10 years and a minimum of one year. Stock options issued to employees generally vest over three years while restricted stock grants to employees generally vest over five years.
We adopted the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(r)”) in the first quarter of fiscal 2006 under the modified retrospective transition method. SFAS 123(r) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the income statement. Under the modified retrospective transition method, all prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.
As a result of adopting SFAS 123(r) on July 3, 2005, income before income taxes and net income have been decreased and restated by $2,806 and $1,748, respectively, for fiscal year 2005. Basic and diluted earnings per share have been decreased and restated by $0.09 and $0.10 per share, respectively, for fiscal year 2005. The beginning balances of long-term deferred taxes and paid in capital have been increased and restated by $4,320 and $14,571 respectively and retained earnings has been decreased and restated by $18,891 to recognize compensation cost for fiscal years 1996 through 2005 in the amounts previously reported in the Notes to Consolidated Financial Statements under provisions of SFAS No.123, “Accounting for Stock-Based Compensation.”
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). The amount of compensation cost that has been recognized in the consolidated statements of operations was $4,208, $3,935, and $3,658 for fiscal years 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,578, $1,476 and $1,390 for fiscal years 2007, 2006, and 2005. In addition, no amount of share-based compensation expense was capitalized during the periods presented.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatilities are based on the historic volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for each option is the interpolated market yield on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option.

	For the Fiscal Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005

Expected share price volatility	23.2% - 27.4%	24.4% - 25.0%	25.9% - 26.5%
Weighted average volatility	24.6%	24.4%	26.0%
Expected annual dividend per share	$0.16	$0.07	$0.07
Expected term (in years)	5-6	4-5	5
Risk free rate	4.5% - 4.8%	3.8% - 4.9%	3.3% - 3.9%

A summary of stock option activity under our plans as of June 30, 2007, and changes during the year then ended is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options	Shares	Exercise Prices	Contractual Term	Intrinsic Value

Outstanding at July 1, 2006	1,364,016	$35.84
Granted	297,310	33.95
Exercised	(119,074)	31.49
Forfeited or expired	(68,630)	38.22

Outstanding at June 30, 2007	1,473,622	$35.78	6.21	$6,967,178

Exercisable at June 30, 2007	976,636	$35.20	4.97	$5,216,596

The weighted-average fair value of stock options on the date of grant during the fiscal years ended 2007, 2006, and 2005 was $10.09, $10.90, and $10.85, respectively. The total intrinsic value of stock options exercised during the fiscal years ended 2007, 2006, and 2005, was $836, $815, and $2,429, respectively. As of June 30, 2007, there was $2,872 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our stock option plan.
We received total cash as a result of the exercise of stock options in fiscal years 2007, 2006 and 2005 of $3,184, $2,842 and $5,967, respectively.
A summary of the status of our non-vested shares of restricted stock as of June 30, 2007 and changes during the year ended June 30, 2007, is presented below:

		Weighted-Average
Non-vested Shares	Shares	Grant-Date Fair Value

Non-vested at July 1, 2006	112,280	$39.35
Granted	140,425	33.64
Vested	(34,286)	36.12
Forfeited	(16,083)	36.05

Non-vested at June 30, 2007	202,336	$35.92

As of June 30, 2007, there was $5,045 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our restricted stock plan. That expense is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares vested during the fiscal years ended 2007, 2006 and 2005 was $1,238, $924 and $1,208 respectively.

7. Income Taxes
The components of the provision for income taxes are as follows:

Fiscal Years	2007	2006	2005

Current:
Federal	$10,687	$8,595	$14,820
State and local	2,131	2,189	1,637
Foreign	13,554	10,217	5,116

	26,372	21,001	21,573
Deferred	(4,101)	(1,215)	1,576

	$22,271	$19,786	$23,149

The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

Fiscal Years	2007	2006	2005

Federal taxes at the statutory rate	$22,911	$21,573	$21,464
State taxes, net of federal tax benefit	1,196	1,435	1,429
Foreign earnings taxed at different rates	(141)	1,263	(210)
Change in tax contingency reserve	(1,725)	(2,894)	124
Permanent differences and other, net	30	(1,591)	342

Total provision	$22,271	$19,786	$23,149

Effective rate	34.0%	32.1%	37.7%

The change in the tax contingency reserve in 2007 and 2006 was the result of the expiration of certain statutes and the favorable resolution of other tax matters.
Significant components of our deferred tax assets and deferred tax liabilities as of June 30, 2007 and July 1, 2006 are as follows:

	2007	2006

Deferred tax liabilities:
Inventory	$(20,112)	$(22,306)
Depreciation	(18,805)	(22,367)
Intangibles	(32,948)	(28,620)

Total deferred tax liabilities	(71,865)	(73,293)
Deferred tax assets:
Accruals, reserves and other	25,136	22,876
Other	5,863	5,655

Total deferred tax assets	30,999	28,531

Net deferred tax liabilities	$(40,866)	$(44,762)

We have foreign tax credit carry-forwards of $1,045, which expire in fiscal year 2017. We have determined that no valuation allowance is necessary as of June 30, 2007 and July 1, 2006.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $42,400 as of June 30, 2007 and July 1, 2006 respectively. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries.

8. Employee Benefit Plans
Pension Plan and Supplemental Executive Retirement Plan
We have a noncontributory defined benefit pension plan (the “Plan”) covering substantially all employees, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We make annual contributions to the Plan consistent with federal funding requirements.
Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. In years prior to fiscal year 2007, we purchased life insurance contracts that could have been used to fund the retirement benefits under this plan. In fiscal year 2007, to better leverage our resources we redeemed the cash surrender value of a number of life insurance policies for $6,295 and invested the proceeds in high quality debt and equity instruments. These investments in conjunction with the remaining life insurance policies may be used to fund the retirement benefits. The value of the investment instrument and the net cash surrender value of the contracts as of June 30, 2007 and July 1, 2006 were $14,969 and $14,670, respectively, and are included in other assets in the accompanying consolidated balance sheets.
We froze the Plan and SERP effective January 1, 2007. All benefits earned by the defined benefit plans participants through the end of calendar year 2006 will be available upon retirement under the plan provisions. Future growth in benefits will no longer occur beyond December 31, 2006. We incurred $160 and $100 of costs in fiscal year 2006 associated with the curtailment of the pension plan and SERP respectively.
Effective June 30, 2007, we adopted the recognition provisions of SFAS No. 158, which requires that the consolidated balance sheet reflect the funded status of the pension and postretirement plans. The funded status of the plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all under-funded plans within other noncurrent liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in accrued liabilities. The measurement date of the plan assets coincides with our fiscal year end.
At June 30, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income in our consolidated balance sheet as required by SFAS No. 158. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income in the period in which they occur.
The incremental effect of adopting the recognition provisions of SFAS No. 158 on individual line items in the consolidated balance sheet at June 30, 2007 is shown below:

	Before adoption of		After adoption of
	SFAS No. 158	Adjustments	SFAS No. 158
Other, principally retirement plan assets	$34,197	$(104)	$34,093
Total other assets	459,195	(104)	459,091
Total Assets	$991,918	$(104)	$991,814

Deferred income taxes	$34,019	$279	$34,298
Other Noncurrent Liabilities	54,126	(847)	53,279
Accumulated other comprehensive income	28,062	464	28,526
Total stockholders’ equity	591,524	464	591,988
Total stockholders’ equity and liabilities	$991,918	$(104)	$991,814

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2008 is not material.

Obligations and Funded Status at June 30, 2007 and July 1, 2006

			Supplemental Executive
	Pension Plan		Retirement Plan
	2007	2006	2007	2006

Change in benefit obligation:
Projected benefit obligation, beginning of year	$48,545	$59,296	$11,045	$13,961
Service cost	1,432	4,761	316	936
Interest cost	3,095	3,236	691	754
Actuarial (gain) loss**	(134)	(9,017)	259	(1,466)
Curtailment (gain)	—	(8,366)	—	(2,709)
Benefits paid	(1,311)	(1,365)	(472)	(431)

Projected benefit obligation, end of year	$51,627	$48,545	$11,839	$11,045

Change in plan assets:
Fair value of plan assets, beginning of year	$32,809	$29,057	$—	$—
Actual return on plan assets	4,775	1,984	—	—
Employer contributions	5,256	3,133	472	431
Benefits paid	(1,311)	(1,365)	(472)	(431)

Fair value of plan assets, end of year	$41,529	$32,809	$—	$—

Funded status	$(10,098)	$(15,736)	$(11,839)	$(11,045)
Unrecognized prior service cost	*	9	*	8
Unrecognized actuarial loss	*	1,248	*	—

Net amount recognized	$(10,098)	$(14,479)	$(11,839)	$(11,037)

*	Not applicable due to the adoption of SFAS No. 158.

**	The actuarial gain in fiscal 2006 of $9,017 was a result of an increase in discount rates in the current year.
Amounts recognized in the consolidated balance sheets consist of:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2007	2006	2007	2006

Accrued benefit liability	$(10,098)	$(14,727)	$(11,839)	$(11,037)
Intangible assets	*	8	*	—
Accumulated other comprehensive income	*	240	*	—

Net amount recognized	$(10,098)	$(14,479)	$(11,839)	$(11,037)

*	Not applicable due to the adoption of SFAS No. 158
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $51,627, $51,627 and $41,529, respectively, as of June 30, 2007 and $48,545, $47,537 and $32,809, respectively as of July 1, 2006. No pension plans had plan assets in excess of accumulated benefit obligations at June 30, 2007 or July 1, 2006.
Components of Net Periodic Benefit Cost

				Supplemental Executive
	Pension Plan			Retirement Plan
	2007	2006	2005	2007	2006	2005

Service cost	$1,432	$4,761	$3,793	$316	$936	$792
Interest cost	3,095	3,236	2,720	691	754	685
Expected return on assets	(2,813)	(2,466)	(2,175)	—	—	—
Prior service cost	8	52	55	9	43	43
Loss	—	1,361	514	—	303	187

Net periodic benefit cost	$1,722	$6,944	$4,907	$1,016	$2,036	$1,707

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at June 30, 2007 and July 1, 2006:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2007	2006	2007	2006

Discount rate	6.40%	6.45%	6.30%	6.40%
Rate of compensation increase	N/A	4.25	N/A	5.00

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended June 30, 2007 and July 1, 2006:

			Supplemental Executive
	Pension Plan		Retirement Plan
	2007	2006	2007	2006

Discount rate	6.45%	5.50%	6.40%	5.50%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	4.25	4.25	5.00	5.00

To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption.
Additional Information
The weighted average asset allocations in the pension plan at June 30, 2007 and July 1, 2006 are as follows:

	2007	2006

International equity	15%	15%
Large cap equity	35	—
Value equity	—	25
Small cap equity	10	10
Fund of hedge funds	15	—
Core growth equity	—	20
Fixed income	25	30

Total	100%	100%

The asset allocation strategy for 2007 targets 25.0%-35.0% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complimentary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10.0% of assets, except for certain government backed securities.
Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. The plan held approximately 67,500 shares of our Class A common stock at July 1, 2006, with a market value of $2,316. The plan received $11 in dividends on our Class A common stock during fiscal 2007 and $5 in dividends during fiscal 2006. During Fiscal 2007, the pension plan participated in our share repurchase program and sold all of the 67,500 shares of our class A common stock for total proceeds of $2,585.
We expect to contribute $7,144 to our pension plan and $484 to the SERP in fiscal year 2008.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Supplemental
		Executive Retirement
	Pension Plan	Plan

2008	$1,163	$484
2009	1,281	507
2010	1,415	544
2011	1,556	624
2012	1,686	658
2013 and thereafter	11,048	4,408

Union Pension Plans
Certain employees of ours are covered by union-sponsored, collectively bargained, multiemployer pension plans (“Union Plans”). We contributed and charged to expense $1,888 in fiscal 2007, $1,761 in fiscal 2006 and $1,555 in fiscal 2005 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. We may be liable for our share of unfunded vested benefits related to the Union Plans. Information from the Union Plans’ administrators is not available to permit us to determine our share of unfunded vested benefits.
401(k) Plan
All full-time nonunion employees are eligible to participate in a 401(k) plan. We match a portion of the employee’s salary reduction contributions and provide investment choices for the employee. The matching contributions under the 401(k) plan, made prior to January 1, 2007 vest over a five-year employment period while matching contributions made after that date vest immediately. We made matching contributions of $5,074 in fiscal 2007, $2,047 in fiscal 2006 and $1,814 in fiscal 2005. The increase from fiscal 2006 to fiscal 2007 is the result of increased participation in the 401(k) plan due to the action taken in fiscal year 2007 to freeze the pension plans as discussed earlier.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan (DEFCO plan), we match a portion of the designated employees’ contributions. Our matching contributions under the DEFCO plan were $871 in fiscal 2007, $506 in fiscal 2006 and $464 in fiscal 2005. The accumulated benefit obligation of $16,740 as of June 30, 2007 and $13,021 as of July 1, 2006 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At June 30, 2007 and July 1, 2006, the estimated fair value of the investments was $16,740 and $13,021, and the cost of the investments was $14,322 and $11,874, respectively.
9. Commitments and Contingencies
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

Leases
We lease certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.
The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2007:

Operating Leases

2008	$20,450
2009	15,756
2010	10,807
2011	7,299
2012	5,091
2013 and thereafter	3,297

Total minimum lease payments	$62,700

Total rent expense for operating leases, including those with terms of less than one year, was $31,441 in fiscal 2007, $24,319 in fiscal 2006 and $20,684 in fiscal 2005.
10. Segment Information
We have two operating segments, United States and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and several restroom products. No single customer’s transactions accounted for more than 1.5% of our revenues. All of our customers are in the United States or Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations. Financial information by geographic location is as follows:

		United
		States	Canada	Elimination	Total

2007
	Revenues	$768,990	$160,552	$—	$929,542
	Income from operations	53,499	25,863	—	79,362
	Interest expense	13,778	123	—	13,901
	Total assets	931,568	172,343	(112,097)	991,814
	Capital expenditures	29,215	2,300	—	31,515
	Depreciation and amortization expense	39,146	6,449	—	45,595
	Income tax expense	12,543	9,728	—	22,271
2006
	Revenues	$728,434	$152,409	$—	$880,843
	Income from operations	48,925	25,938	—	74,863
	Interest expense	13,186	40	—	13,226
	Total assets	894,663	172,629	(116,200)	951,092
	Capital expenditures	29,260	2,708	—	31,968
	Depreciation and amortization expense	37,196	6,067	—	43,263
	Income tax expense	10,147	9,639	—	19,786
2005
	Revenues	$663,000	$125,775	$—	$788,775
	Income from operations	48,363	24,303	—	72,666
	Interest expense	11,328	10	—	11,338
	Total assets	859,349	147,586	(103,766)	903,169
	Capital expenditures	15,698	3,710	—	19,408
	Depreciation and amortization expense	36,064	5,479	—	41,543
	Income tax expense	17,671	5,478	—	23,149

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.
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
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to information with respect to our Proxy Statement for the fiscal year 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to information with respect to our Proxy Statement for the fiscal year 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to information with respect to our Proxy Statement for the fiscal year 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV, ITEM 15
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3(b) Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).**

3(c) Form of share-based compensation agreement.

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

10(p) Form of Executive Employment Agreement between Registrant and David Miller, dated December 19, 2005 (incorporated herein by reference to the Registrant’s Form 10-Q filed February 3, 2006). **

10(q) Third Amendment, dated June 2, 2006 to Loan Agreement dated November 17, 2004, among the Registrant, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc.

10(r) Form of Executive Employment Agreement between Registrant and Richard L. Marcantonio, dated December 22, 2006 (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).**

10(s) Form of Executive Employment Agreement between Registrant and each of David F. Fisher, David Miller, Douglas Milroy, and Robert Wood, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**

10(t) 2006 Equity incentive plan (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).**

10(u) Fourth Amendment, dated November 15, 2006 to Loan Agreement dated November 17, 2004, among the Registrant, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc.*

10(v) First Amendment, dated May 30, 2007 to Loan Agreement dated August 31, 2005, among the Registrant, JP Morgan Chase Bank, N.A.*
21	Subsidiaries of G&K Services, Inc. *

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney dated as of August 23, 2007.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm and Schedule II.*

Footnotes:

*	Filed herewith

**	Compensatory plan or arrangement
(b)	Exhibits
See exhibits listed under Item 15(a)(3).
(c)	Financial Statement Schedules
See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 29, 2007	G&K SERVICES, INC. (Registrant)
	By:	/s/ Richard L. Marcantonio
Richard L. Marcantonio, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz, Vice President and Controller
(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 29th day of August, 2007, by the following persons in the capacity indicated:

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