Form 10-Q
period 2007-09-29
G&K SERVICES INC
filed 2007-11-02
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Common Stock, par value $0.50 per share, outstanding
October 26, 2007 was 21,193,201 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries	September 29,	June 30,
	2007	2007
(In thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$14,465	$22,759
Accounts receivable, less allowance for doubtful accounts of $3,584 and $3,405	105,362	98,276
Inventories	142,764	140,780
Prepaid expenses	17,002	14,912

Total current assets	279,593	276,727

Property, Plant and Equipment, net	257,137	255,996
Goodwill, net	414,463	380,070
Other Assets	81,363	79,021

	$1,032,556	$991,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$22,337	$21,911
Accrued expenses	67,017	68,927
Deferred income taxes	6,786	6,568
Current maturities of long-term debt	7,842	65,838

Total current liabilities	103,982	163,244

Long-Term Debt, net of Current Maturities	238,298	149,005
Deferred Income Taxes	28,237	34,298
Accrued Income Taxes – Long Term	11,004	—
Other Noncurrent Liabilities	47,849	53,279
Stockholders’ Equity	603,186	591,988

	$1,032,556	$991,814

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 29,	September 30,
(In thousands, except per share data)	2007	2006

Revenues
Rental operations	$226,068	$207,301
Direct sales	17,718	15,827

Total revenues	243,786	223,128

Operating Expenses
Cost of rental operations*	142,986	131,652
Cost of direct sales*	12,734	12,039
Selling and administrative	52,201	49,879
Depreciation and amortization	12,029	11,218

Total operating expenses	219,950	204,788

Income from Operations	23,836	18,340
Interest expense	3,958	3,393

Income before Income Taxes	19,878	14,947
Provision for income taxes	7,514	5,755

Net Income	$12,364	$9,192

Basic weighted average number of shares outstanding	21,108	21,186
Basic Earnings per Common Share	$0.59	$0.43

Diluted weighted average number of shares outstanding	21,320	21,365
Diluted Earnings per Common Share	$0.58	$0.43

Dividends per share	$0.05	$0.04

*	Excludes depreciation and amortization
The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 29,	September 30,
(In thousands)	2007	2006

Operating Activities:
Net income	$12,364	$9,192
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	12,029	11,218
Other adjustments	(1,441)	1,043
Changes in current operating items, exclusive of acquisitions	(11,344)	(15,170)
Other assets and liabilities	2,730	624

Net cash provided by operating activities	14,338	6,907

Investing Activities:
Property, plant and equipment additions, net	(2,365)	(9,769)
Acquisitions of business assets, net	(40,294)	(30)
Purchase of investments, net	(1,348)	(964)

Net cash used for investing activities	(44,007)	(10,763)

Financing Activities:
Repayments of long-term debt	(7,314)	(7,293)
Proceeds from short-term borrowings, net	38,601	14,901
Cash dividends paid	(1,074)	—
Sale of common stock	1,705	74
Repurchase of common stock shares	(11,244)	—

Net cash provided by financing activities	20,674	7,682

(Decrease) Increase in Cash and Cash Equivalents	(8,995)	3,826
Effect of Exchange Rates on Cash	701	10

Cash and Cash Equivalents:
Beginning of period	22,759	19,690

End of period	$14,465	$23,526

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three-month period ended September 29, 2007 and September 30, 2006
(Unaudited)
The consolidated condensed financial statements included herein, except for the June 30, 2007 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 30, 2007, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of September 29, 2007, and the results of our operations and our cash flows for the three months ended September 29, 2007 and September 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three-month periods ended September 29, 2007 and September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

1.	Summary of Significant Accounting Policies

The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Nature of Business

G&K Services, Inc. is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also manufacture certain uniform garments that are used to support our garment rental and direct purchase programs. We have two operating segments, United States and Canada, which have been identified as components of our company that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance.

Principles of Consolidation

The accompanying consolidated condensed financial statements include our accounts and those of our subsidiaries, all of which are wholly owned. Material intercompany balances and transactions have been eliminated in consolidation.

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

We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. While we believe that adequate reserves for inventory obsolescence have been made in the consolidated financial statements, product lines and customer requirements may change and we could experience additional inventory write-downs in the future. The components of inventory as of September 29, 2007 and June 30, 2007 are as follows:

	September 29,	June 30,
	2007	2007
Raw Materials	$5,490	$5,474
Work in Process	3,466	4,370
Finished Goods	54,945	52,970

New Goods	$63,901	$62,814

Merchandise In Service	$78,863	$77,966

Total Inventories	$142,764	$140,780

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. We currently hedge a portion of both unleaded gasoline and diesel fuel over approximately 18 months. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until expense from the cash flows of the hedged items are recognized. We perform an assessment, at both the inception and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness is immediately recognized as other income or expense.

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

	Three Months Ended
	September 29,	September 30,
	2007	2006

Weighted average number of common shares outstanding used in computation of basic earning per share	21,108	21,186

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	212	179

Shares used in computation of diluted earnings per share	21,320	21,365

Potential common shares related to our outstanding stock options and restricted stock grants of 406,000 and 523,000 for the three months ended September 29, 2007 and September 30, 2006 were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded their market value.

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

Adoption of New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which fundamentally changes the way that we are required to treat our uncertain tax positions for financial accounting purposes and is effective for our fiscal year starting July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.

As a result of the implementation of FIN 48, we recognized a $1,559 decrease to the beginning balance of retained earnings on our balance sheet. At the adoption date of July 1, 2007, we had $13,690 of unrecognized tax benefits, of which $4,223 would favorably affect our effective tax rate in any future periods, if recognized.

We or one or more of our subsidiaries files income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2004 and 2003, respectively. With few exceptions, we are no longer subject to state and local income tax examinations for years before fiscal year 2003.

We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Upon adoption of FIN 48, we had $1,832 of accrued interest and penalties related to uncertain tax positions, of which $1,351 would favorably affect our effective tax rate in any future periods, if recognized.

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Accounting Pronouncements Not Yet Adopted

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

We are currently evaluating the impact of SFAS 157 and SFAS 159 on our consolidated financial statements.

2.	Comprehensive Income

For the three-month periods ended September 29, 2007 and September 30, 2006, the components of comprehensive income were as follows:

	Three Months Ended
	September 29,	September 30,
	2007	2006

Net income	$12,364	$9,192
Other comprehensive income:
Foreign currency translation adjustments, net of tax	9,958	(13)
Net unrealized holding loss on derivative financial instruments, net of tax	(1,120)	(1,237)

Comprehensive income	$21,202	$7,942

3.	Goodwill and Intangible Assets
Goodwill includes the following:

	United States	Canada	Total

Balance as of June 30, 2007	$315,756	$64,314	$380,070
Acquisitions, net of purchase accounting adjustments	30,315	33	30,348
Currency exchange and other	—	4,045	4,045

Balance as of September 29, 2007	$346,071	$68,392	$414,463

The net increase in goodwill includes an increase of approximately $30,000 related to the acquisition of an entity in the first quarter of fiscal 2008 and an increase of approximately $4,000 from change in foreign currency exchange rates.

Information regarding our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	September 29, 2007	June 30, 2007

Other Intangible Assets:
Customer Contracts	$117,733	$111,740
Accumulated Amortization	(71,773)	(68,484)

Net	$45,960	$43,256

Non-Competition Agreements	$11,141	$11,094
Accumulated Amortization	(9,676)	(9,422)

Net	$1,465	$1,672

The customer contracts include the combined value of the written service agreements and the related customer relationship. It has been determined that there are no customer relationships with a significant separate value.

Amortization expense was $2,830 and $2,719 for the three months ended September 29, 2007 and September 30, 2006, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 29, 2007 is as follows:

2008 remaining	$8,272
2009	7,426
2010	7,253
2011	6,575
2012	5,810
2013	4,295

4.	Long-Term Debt

We maintain a $325,000 unsecured revolving credit facility. As of September 29, 2007, borrowings outstanding under the revolving credit facility were $90,100. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50,000 in letters of credit. As of September 29, 2007, letters of credit outstanding against the revolver were $21,065.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of September 29, 2007 bear interest at a rate of 5.96%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have issued $50,000 of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have an eight-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7,143 of the principal amount at par. As of September 29, 2007, the outstanding balance was $21,429.

We maintain a loan agreement that expired on October 23, 2007 which was immediately renewed with a termination date of October 21, 2010. Under the loan agreement, the lender will make loans to us on a revolving basis up to $60,000. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At September 29, 2007, there was $58,000 outstanding under the agreement at a current interest rate of 5.29%.

We have $75,000 of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate and interest payments are reset and paid on a quarterly basis. As of September 29, 2007, the outstanding balance of the notes was $75,000 at a current rate of 5.96%.

5.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. Our estimated forfeiture rate is reviewed and updated on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1,163 and $929 for the three months ended September 29, 2007 and September 30, 2006. The number of options that have been exercised and restricted stock that vested since June 30, 2007, was 96,306 shares.

6.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended September 29, 2007 and September 30, 2006:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Service cost	$—	$706	$—	$65
Interest cost	816	1,528	175	143
Expected return on assets	(793)	(1,388)	—	—
Prior service cost	—	4	—	2
Loss	—	—	—	—

Net periodic pension cost	$23	$850	$175	$210

Effective January 1, 2007, we froze our pension and Supplemental Executive Retirement Plan (SERP). As a result, future growth in benefits will no longer occur after December 31, 2006, and the net periodic pension cost will be significantly reduced.

7.	Segment Information

We have two operating segments, United States and Canada, which have been identified as components of our company that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and restroom products. No single customer’s transactions accounted for more than 1.5% of our consolidated quarterly revenue.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations. Financial information by geographic location for the three-month periods ended September 29, 2007 and September 30, 2006 is as follows:

	United
For the Three Months Ended	States	Canada	Total

First Quarter Fiscal Year 2008:
Revenues	$200,278	$43,508	$243,786
Income from operations	14,411	9,425	23,836
Depreciation and amortization expense	10,244	1,785	12,029
First Quarter Fiscal Year 2007:
Revenues	$183,310	$39,818	$223,128
Income from operations	11,990	6,350	18,340
Depreciation and amortization expense	9,606	1,612	11,218

The Canada segment results in the first quarter of fiscal 2008 include a gain on the sale of a property in Canada, offset by expenses associated with a fire at our Vancouver facility. The net effect of these two items on the Canada segment was approximately $1,600 of income. These items were further offset by expenses in our United States segment during the first quarter of fiscal 2008 which included severance associated with the restructuring of our manufacturing operations and certain management positions, an increase in our inventory reserves and expenses associated with certain legal matters. The net effect of these three items on the United States segment was approximately $1,700 of expense.

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
In the first quarter of fiscal year 2008, our revenue was $243.8 million, a 9.3% increase from the $223.1 million reported during the first quarter of fiscal 2007. Continued momentum in rental organic growth throughout 2007 and into 2008, along with several acquisitions and the strengthening Canadian dollar, drove the increase compared to the prior year.
Earnings per diluted share was $0.58 for the quarter compared to $0.43 during the prior-year quarter. These results reflect leveraging the increased revenue in the first quarter of fiscal year 2008, implementation of improved pricing controls during fiscal 2007 and productivity improvements from our handheld and other initiatives.
In July 2007, we acquired the outstanding stock and certain real estate from Leef Brothers, Inc. (Leef Services), a uniform and facility services company serving customers in the Upper Midwest. This acquisition strengthens our market position and increases the utilization of our existing operations. The proforma effect of this acquisition, had it been acquired at the beginning of each fiscal year, was not material.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting units exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill or definite-lived intangible assets in fiscal 2007 and there have been no events or circumstances through the first three months of fiscal 2008 that would indicate that there may have been any impairment of goodwill or definite-lived assets. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2007 or through the first three months of fiscal 2008.
Insurance
We self-insure for certain obligations related to our health insurance program. We purchase stop-loss insurance to protect us from catastrophic losses. We assume large deductibles for our workers compensation, general liability and automobile liability insurance programs. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Income Taxes
On July 1, 2007 we adopted the recognition and disclosure provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Please refer to Note 1 under “adoption of new accounting pronouncements” in the accompanying financial statements for additional information regarding the impact of our adoption of FIN 48.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three-month periods ended September 29, 2007 and September 30, 2006, and the percentage changes in these income and expense items between periods are presented in the following table:

			Percentage
	Three Months		Change
	Ended		Three Months
	September 29,	September 30,	Fiscal Year 2008
	2007	2006	vs. Fiscal Year 2007
Revenues:
Rental	92.7%	92.9%	9.1%
Direct	7.3	7.1	11.9

Total revenues	100.0	100.0	9.3

Expenses:
Cost of rental sales	63.2	63.5	8.6
Cost of direct sales	71.9	76.1	5.8

Total cost of sales	63.9	64.4	8.4

Selling and administrative	21.4	22.4	4.7
Depreciation and amortization	4.9	5.0	7.2

Income from operations	9.8	8.2	30.0

Interest expense	1.6	1.5	16.7

Income before income taxes	8.2	6.7	33.0
Provision for income taxes	3.1	2.6	30.6

Net income	5.1%	4.1%	34.5%

Three months ended September 29, 2007 compared to three months ended September 30, 2006
Revenues. Total revenues in the first quarter of fiscal 2008 increased 9.3% to $243.8 million from $223.1 million in the first quarter of fiscal 2007. Rental revenue increased $18.8 million in the first quarter, or 9.1% with an organic rental growth rate of 3.5%. The increase in rental revenue is the result of new account sales, increased route sales, improved pricing controls, acquisitions and the impact of the strong Canadian dollar.

Direct sale revenue increased 11.9% to $17.7 million in the first quarter of fiscal 2008 compared to $15.8 million in the same period of fiscal 2007. The organic direct sale growth rate during the current period was approximately 9%. The increase in direct sale revenue was primarily due to our organic growth related to direct sale revenue.
Organic growth rates are calculated using rental and direct sale revenue, respectively, adjusted to remove the impact of foreign currency exchange rate changes and revenue from newly acquired business compared to prior-period results. We believe that the organic growth rates better reflect the growth of our existing rental and direct sale business and are therefore useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale. Cost of rental operations increased 8.6% to $143.0 million in the first quarter of fiscal 2008 from $131.7 million in the same period of fiscal 2007. Gross margin from rental sales improved to 36.8% in the first quarter of fiscal 2008 from 36.5% in the first quarter of fiscal 2007. The improvement in gross margin resulted primarily from lower merchandise costs, benefits from plant productivity initiatives and improved overall leverage from higher revenue growth.
Cost of direct sales increased 5.8% to $12.7 million in the first quarter of fiscal 2008 from $12.0 million in the same period of fiscal 2007. Gross margin from direct sales improved to 28.1% in the first quarter of fiscal 2008 from 23.9% in the first quarter of fiscal 2007. The improvement in gross margin was primarily due to improved pricing as well as certain cost saving measures.
Selling and Administrative. Selling and administrative expenses increased 4.7% to $52.2 million in the first quarter of fiscal 2008 from $49.9 million in the same period of fiscal 2007. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in the first quarter of fiscal 2008 from 22.4% in the first quarter of fiscal 2007. The improvement in selling and administrative expenses as a percentage of revenue resulted from leveraging our existing infrastructure to support a higher sales volume, productivity improvements attained from the rollout of handheld devices across the Company’s route structure and other initiatives.
Depreciation and Amortization. Depreciation and amortization expense increased 7.2% to $12.0 million in the first quarter of fiscal 2008 from $11.2 million in the same period of fiscal 2007. The increase was due to additional capital expenditures and business acquisitions. As a percentage of total revenues, depreciation and amortization expense decreased to 4.9% in the first quarter of fiscal 2008 from 5.0% in the first quarter of fiscal 2007.
Interest Expense. Interest expense was $4.0 million in the first quarter of fiscal 2008, up from $3.4 million in the same period of fiscal 2007. The increase was primarily due to higher debt levels in the first quarter of fiscal year 2008, primarily resulting from our recent acquisitions and share repurchases.
Provision for Income Taxes. Our effective tax rate decreased to 37.8% in the first quarter of fiscal 2008 from 38.5% in the same period of fiscal 2007.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at September 29, 2007 was $175.6 million, up 54.7% from $113.5 million at June 30, 2007. The increase in working capital is due to growth in our business and the renewal of a credit facility which resulted in a reclassification of $58.0 million to long term debt from current maturities in the first quarter of fiscal year 2008.
Operating Activities. Net cash provided by operating activities was $14.3 million in the first three months of fiscal 2008 and $6.9 million in the same period of fiscal 2007. The increase in cash generated from operating activities is largely due to an increase in net income as well as changes in our operating items driven by a lower level of accruals.
Investing Activities. Net cash used for investing activities was $44.0 million in the first three months of fiscal 2008 and $10.8 million in the same period of fiscal 2007. In fiscal 2008, cash was largely used for the purchase of business assets as well as to purchase property, plant and equipment. In fiscal 2007, cash was primarily used to purchase property, plant and equipment.
Financing Activities. Cash provided by financing activities was $20.7 million in the first three months of fiscal 2008 and $7.7 million in the same period of fiscal 2007. Cash provided by financing activities in fiscal 2008 was primarily from borrowings under our short-term loan agreements partially offset by expenditures under our share repurchase program as well as repayments on our long-term debt. Cash provided by financing activities in fiscal 2007 was primarily for the purchase of property, plant and equipment and for working capital.
We maintain a $325.0 million unsecured revolving credit facility. As of September 29, 2007, borrowings outstanding under the revolving credit facility were $90.1 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of September 29, 2007, letters of credit outstanding against the revolver were $21.1 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of September 29, 2007 bear interest at a rate of 5.96%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have issued $50.0 million of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have an eight-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of September 29, 2007, the outstanding balance was $21.4 million.
We maintain a loan agreement that expired on October 23, 2007 which was immediately renewed until 2010. Under the loan agreement, the lender will make loans to us on a revolving basis up to $60.0 million. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At September 29, 2007, there was $58.0 million outstanding under the agreement at a current interest rate of 5.29%.
We have $75.0 million of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate and interest payments are reset and paid on a quarterly basis. As of September 29, 2007, the outstanding balance of the notes was $75.0 million at a current rate of 5.96%.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
At September 29, 2007, we had available cash on hand of $14.5 million and approximately $213.8 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2008 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2008 will be approximately $30-$35 million.
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
Off Balance Sheet Arrangements
At September 29, 2007, we had stand-by letters of credit totaling $21.1 million issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. The expense we recognized for our defined benefit pension plan was not significant in the first quarter of fiscal 2008 and was $0.9 million in the same period of fiscal 2007. At June 30, 2007, the fair value of our pension plan assets totaled $41.5 million.
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
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 30, 2007, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 30, 2007 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2008 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.40% at June 30, 2007. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.40% to 5.90%) would increase our accumulated benefit obligation at June 30, 2007 by approximately $4.9 million and would have an immaterial impact on our fiscal 2008 pension expense.
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
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. Our estimated forfeiture rate is reviewed and updated on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1,163 and $929 for the three months ended September 29, 2007 and September 30, 2006. The number of options that have been exercised and restricted stock that vested since June 30, 2007, was 96,306 shares.
Adoption of New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which fundamentally changes the way that we are required to treat our uncertain tax positions for financial accounting purposes and is effective for our fiscal year starting July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
As a result of the implementation of FIN 48, we recognized a $1,559 decrease to the beginning balance of retained earnings on our balance sheet. At the adoption date of July 1, 2007, we had $13,690 of unrecognized tax benefits, of which $4,223 would favorably affect our effective tax rate in any future periods, if recognized.
We or one or more of our subsidiaries files income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. federal and Canadian income tax examinations through fiscal years 2004 and 2003, respectively. With few exceptions, we are no longer subject to state and local income tax examinations for years before fiscal year 2003.
We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Upon adoption of FIN 48, we had $1,832 of accrued interest and penalties related to uncertain tax positions, of which $1,351 would favorably affect our effective tax rate in any future periods, if recognized.
We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
Accounting Pronouncements Not Yet Adopted
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
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this quarterly report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the first quarter of fiscal 2008 by approximately $0.3 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 29, 2007 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at September 29, 2007 is a negative $0.4 million.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in energy costs will have on our future financial results. We purchase futures contracts to effectively hedge a portion of anticipated energy purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts at September 29, 2007 is a positive $0.1 million.
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

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2007. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table includes information about repurchases we made of our common stock during the periods indicated:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number of	Average Price	Purchased as Part of	that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (Fiscal month ending August 4, 2007)	6,800	$38.86	6,800	$90,822,000

Month #2 (Fiscal month ending September 1, 2007)	—	—	—	$90,822,000

Month #3 (Fiscal month ending September 29, 2007)	250,500	$39.68	250,500	$80,873,000
In May 2007, we announced an authorization to repurchase up to $100.0 million of G&K Services outstanding common stock. For the period ending September 29, 2007, we purchased a total of 257,300 shares at the average price indicated in the table above totaling $10.2 million. Cash spent on the purchase of shares during the period ending September 29, 2007 totaled $11.2 million. The cash expended during the period ending September 29, 2007 included $1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but due to timing the $1.0 million wasn’t paid until July 2, 2007. We have $80.9 million remaining under this authorization.

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

G&K SERVICES, INC. (Registrant)
Date: November 2, 2007	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)