Form 10-Q
period 2007-12-29
G&K SERVICES INC
filed 2008-02-01
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Common Stock, par value $0.50 per share, outstanding
January 28, 2008 was 19,945,594 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 29,	June 30,
	2007	2007
(In thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$14,953	$22,759
Accounts receivable, less allowance for doubtful accounts of $3,766 and $3,405	113,465	98,276
Inventories, net	142,161	140,780
Prepaid expenses	14,880	14,912

Total current assets	285,459	276,727

Property, Plant and Equipment, net	255,700	255,996
Goodwill, net	421,674	380,070
Other Assets	78,080	79,021

	$1,040,913	$991,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,521	$21,911
Accrued expenses	73,698	68,927
Deferred income taxes	6,913	6,568
Current maturities of long-term debt	7,864	65,838

Total current liabilities	113,996	163,244

Long-Term Debt, net of Current Maturities	256,859	149,005
Deferred Income Taxes	27,393	34,298
Accrued Income Taxes — Long Term	11,349	—
Other Noncurrent Liabilities	47,867	53,279
Stockholders’ Equity	583,449	591,988

	$1,040,913	$991,814

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29,	December 30,	December 29,	December 30,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues
Rental operations	$232,208	$209,130	$458,276	$416,431
Direct sales	23,060	21,634	40,778	37,461

Total revenues	255,268	230,764	499,054	453,892

Operating Expenses
Cost of rental operations*	148,071	134,833	291,057	266,485
Cost of direct sales*	16,492	15,617	29,226	27,656
Selling and administrative	54,588	50,042	106,789	99,921
Depreciation and amortization	12,385	11,232	24,414	22,450

Total operating expenses	231,536	211,724	451,486	416,512

Income from Operations	23,732	19,040	47,568	37,380
Interest expense	3,990	3,486	7,948	6,879

Income before Income Taxes	19,742	15,554	39,620	30,501
Provision for income taxes	7,305	5,910	14,819	11,665

Net Income	$12,437	$9,644	$24,801	$18,836

Basic weighted average number of shares outstanding	20,627	21,190	20,868	21,187
Basic Earnings per Common Share	$0.60	$0.46	$1.19	$0.89

Diluted weighted average number of shares outstanding	20,783	21,385	21,054	21,374
Diluted Earnings per Common Share	$0.60	$0.45	$1.18	$0.88

Dividends per share	$0.05	$0.04	$0.10	$0.08

*	Excludes depreciation and intangible amortization
The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 29,	December 30,
(In thousands)	2007	2006

Operating Activities:
Net income	$24,801	$18,836
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	24,414	22,450
Other Adjustments	282	1,732
Changes in current operating items, exclusive of acquisitions	(9,290)	(16,260)
Other assets and liabilities	3,286	1,276

Net cash provided by operating activities	43,493	28,034

Investing Activities:
Property, plant and equipment additions, net	(8,525)	(18,355)
Acquisitions of business assets, net	(45,204)	50
Purchase of investments, net	(1,887)	(1,393)

Net cash used for investing activities	(55,616)	(19,698)

Financing Activities:
Repayments of long-term debt	(7,133)	(7,440)
Proceeds from (repayments of) short-term borrowings, net	57,001	(7,759)
Cash dividends paid	(2,100)	(857)
Sale of common stock	3,289	2,743
Repurchase of common stock shares	(47,227)	—

Net cash provided by (used for) financing activities	3,830	(13,313)

Decrease in Cash and Cash Equivalents	(8,293)	(4,977)
Effect of Exchange Rates on Cash	487	(681)

Cash and Cash Equivalents:
Beginning of period	22,759	19,690

End of period	$14,953	$14,032

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
Three and six month periods ended December 29, 2007 and December 30, 2006
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements

The consolidated condensed financial statements included herein, except for the June 30, 2007 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 30, 2007, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of December 29, 2007, and the results of our operations for the three and six months ended and our cash flows for the six months ended December 29, 2007 and December 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.

The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The results of operations for the three and six month periods ended December 29, 2007 and December 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Adoption of New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which fundamentally changes the way that we are required to account for our uncertain tax positions for financial accounting purposes and is effective for our fiscal year beginning July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.

As a result of the implementation of FIN 48, we recognized a $1.6 million decrease to the beginning balance of retained earnings on our balance sheet. At the adoption date of July 1, 2007, we had $13.7 million of unrecognized tax benefits, of which $4.2 million would favorably affect our effective tax rate in any future periods, if recognized.

We or one or more of our subsidiaries file income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2004 and 2003, respectively. With few exceptions, we are no longer subject to state and local income tax examinations for years before fiscal year 2003.

We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Upon adoption of FIN 48, we had $1.8 million of accrued interest and penalties related to uncertain tax positions, of which $1.4 million would favorably affect our effective tax rate in any future periods, if recognized.

We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. SFAS 157 will be effective at the beginning of fiscal 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) will be effective at the beginning of fiscal 2010.

We are currently evaluating the impact of SFAS 157, SFAS 159 and SFAS 141(R) on our consolidated financial statements.

3.	Per Share Data

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

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Weighted average number of common shares outstanding used in computation of basic earnings per share	20.6	21.2	20.9	21.2

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.2	0.2	0.2	0.2

Shares used in computation of diluted earnings per share	20.8	21.4	21.1	21.4

Potential common shares related to our outstanding stock options and restricted stock grants of 1.0 million and 0.5 million for the three months ended December 29, 2007 and December 30, 2006, respectively, and 0.7 million and 0.5 million for the six months ended December 29, 2007 and December 30, 2006, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded their market value.

4.	Comprehensive Income

For the three and six month periods ended December 29, 2007 and December 30, 2006, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net income	$12.4	$9.6	$24.8	$18.8
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2.6	(6.7)	12.6	(6.7)
Net unrealized holding loss on derivative financial instruments, net of tax	(0.8)	(0.3)	(2.0)	(1.5)

Comprehensive income	$14.2	$2.6	$35.4	$10.6

5.	Inventories

The components of inventory as of December 29, 2007 and June 30, 2007 are as follows:

	December 29,	June 30,
	2007	2007

Raw Materials	$6.2	$5.5
Work in Process	3.5	4.4
Finished Goods	51.0	52.9

New Goods	$60.7	$62.8

Merchandise In Service	$81.5	$78.0

Total Inventories	$142.2	$140.8

6.	Goodwill and Intangible Assets
Goodwill includes the following:

	United States	Canada	Total

Balance as of June 30, 2007	$315.8	$64.3	$380.1
Acquisitions, net of purchase accounting adjustments	36.3	—	36.3
Currency exchange and other	—	5.3	5.3

Balance as of December 29, 2007	$352.1	$69.6	$421.7

The net increase in goodwill includes an increase of approximately $36.3 million related to two acquisitions in fiscal 2008 and an increase of approximately $5.3 million resulting from a change in foreign currency exchange rates.

Our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	December 29,	June 30,
	2007	2007

Other Intangible Assets:
Customer Contracts	$117.6	$111.7
Accumulated Amortization	(74.6)	(68.5)

Net	$43.0	$43.2

Non-Competition Agreements	$11.1	$11.1
Accumulated Amortization	(9.8)	(9.4)

Net	$1.3	$1.7

The customer contracts include the combined value of the written service agreements and the related customer relationship. We have determined that there are no customer relationships with a significant separate value.
Amortization expense was $5.6 million and $5.4 million for the six months ended December 29, 2007 and December 30, 2006, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 29, 2007 is as follows:

2008 remaining	$5.4
2009	7.4
2010	7.2
2011	6.5
2012	5.7
2013	4.2

7.	Long-Term Debt

We maintain a $325.0 million unsecured revolving credit facility which expires in August 2010. As of December 29, 2007, borrowings outstanding under the revolving credit facility were $106.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of December 29, 2007, letters of credit outstanding against the revolver were $21.0 million.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 29, 2007 bear interest at a rate of 5.52%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have issued $50.0 million of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have an eight-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of December 29, 2007, the outstanding balance was $21.4 million.

We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. This agreement has a termination date of October 21, 2010. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At December 29, 2007, there was $60.0 million outstanding under the agreement at a current interest rate of 4.78%.

We have $75.0 million of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate and interest payments are reset and paid on a quarterly basis. As of December 29, 2007, the outstanding balance of the notes was $75.0 million at a current rate of 5.46%.
8.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. Our estimated forfeiture rate is reviewed and updated on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.5 million and $1.1 million for the three months ended and $2.6 million and $2.1 million for the six months ended December 29, 2007 and December 30, 2006. The number of options that have been exercised and restricted stock that vested since June 30, 2007, was 0.1 million shares.

9.	Employee Benefit Plans

Effective January 1, 2007, we froze our pension and Supplemental Executive Retirement Plan (SERP). As a result, there has been no future growth in benefits since December 31, 2006. As noted below, net periodic pension cost has been significantly reduced.

The components of net periodic pension cost are as follows for the three months ended December 29, 2007 and December 30, 2006:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Service cost	$—	$0.7	$—	$0.1
Interest cost	0.8	0.8	0.2	0.2
Expected return on assets	(1.1)	(0.7)	—	—

Net periodic pension cost	$(0.3)	$0.8	$0.2	$0.3

The components of net periodic pension cost are as follows for the six months ended December 29, 2007 and December 30, 2006:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Six Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Service cost	$—	$1.4	$—	$0.3
Interest cost	1.6	1.6	0.4	0.4
Expected return on assets	(1.8)	(1.4)	—	—

Net periodic pension cost	$(0.2)	$1.6	$0.4	$0.7

10.	Segment Information

We have two operating segments, United States and Canada, which have been identified as components of our Company that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and restroom products. No single customer accounted for more than 1.5% of our consolidated revenue.

Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations. Financial information by geographic location for the three and six month periods ended December 29, 2007 and December 30, 2006 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Second Quarter Fiscal Year 2008:
Revenues	$208.3	$47.0	$255.3
Income from operations	15.9	7.8	23.7
Depreciation and amortization expense	10.6	1.8	12.4
Second Quarter Fiscal Year 2007:
Revenues	$191.1	$39.7	$230.8
Income from operations	12.5	6.5	19.0
Depreciation and amortization expense	9.6	1.6	11.2

	United
For the Six Months Ended	States	Canada	Total

Fiscal Year 2008:
Revenues	$408.6	$90.5	$499.1
Income from operations	30.4	17.2	47.6
Depreciation and amortization expense	20.8	3.6	24.4
Fiscal Year 2007:
Revenues	$374.4	$79.5	$453.9
Income from operations	24.5	12.9	37.4
Depreciation and amortization expense	19.2	3.3	22.5

For the three months ended December 29, 2007, the Canada segment results were negatively impacted by $0.9 million, resulting from a fire at a production facility. These expenses included our insurance deductible, estimated unrecoverable extra expenses incurred and a partial impairment of our customer intangible assets.
For the six months ended December 29, 2007, the Canada segment results were positively impacted by $0.7 million, resulting from the net effect of a gain on the sale of property, offset by fire expenses. The net Canadian impact was offset by expenses in our United States segment during the six months ended December 29, 2007, which included severance associated with the restructuring of our manufacturing operations and certain management positions, an increase in our inventory reserves and expenses associated with certain legal matters all of which occurred in the first quarter of fiscal 2008. The net effect of these items on the United States segment was approximately $1.7 million of expense for the six months ended December 29, 2007.

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
Our industry continues to consolidate from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions in the rental and direct purchase businesses that expand our geographic presence and/or expand our local market share in order to further leverage our existing production facilities.
In the second quarter of fiscal year 2008, our revenue was $255.3 million, a 10.6% increase from the $230.8 million reported during the second quarter of fiscal 2007. Continued momentum in rental organic growth throughout 2007 and into 2008, along with acquisitions and the strengthening Canadian dollar, drove the increase compared to the prior year.
Earnings per diluted share was $0.60 for the quarter compared to $0.45 during the prior-year quarter. These results reflect leveraging the increased revenue in the second quarter of fiscal year 2008, implementation of improved pricing controls during fiscal 2007 and productivity improvements from our handheld and other initiatives.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the consolidated condensed financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for additional discussion of the application of these and other accounting policies.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 29, 2007 and December 30, 2006, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change
					Three Months	Six Months
	December 29,	December 30,	December 29,	December 30,	FY 2008	FY 2008
	2007	2006	2007	2006	vs. FY 2007	vs. FY 2007

Revenues:
Rental	91.0%	90.6%	91.8%	91.7%	11.0%	10.0%
Direct	9.0	9.4	8.2	8.3	6.6	8.9

Total revenues	100.0	100.0	100.0	100.0	10.6	9.9

Expenses:
Cost of rental sales	63.8	64.5	63.5	64.0	9.8	9.2
Cost of direct sales	71.5	72.2	71.7	73.8	5.6	5.7

Total cost of sales	64.5	65.2	64.2	64.8	9.4	8.9

Selling and administrative	21.4	21.7	21.4	22.0	9.1	6.9
Depreciation and amortization	4.8	4.8	4.9	5.0	10.3	8.7

Income from operations	9.3	8.3	9.5	8.2	24.6	27.3

Interest expense	1.6	1.6	1.6	1.5	14.5	15.5

Income before income taxes	7.7	6.7	7.9	6.7	26.9	29.9
Provision for income taxes	2.8	2.5	2.9	2.6	23.6	27.0

Net income	4.9%	4.2%	5.0%	4.1%	29.0%	31.7%

Three months ended December 29, 2007 compared to three months ended December 30, 2006
Revenues. Total revenue in the second quarter of fiscal 2008 increased 10.6% to $255.3 million from $230.8 million in the second quarter of fiscal 2007. Rental revenue increased $23.1 million, or 11.0% in the second quarter. Our organic rental growth rate was approximately 3.75% in the quarter. Organic rental growth was driven by strong new account sales, record quarterly route sales and improved pricing controls. These strong results were offset by softness in the overall economy, which has resulted in a net reduction in the number of employees wearing uniforms and a reduction in ancillary products rented by existing customers. In addition, the increase in rental revenue was aided by the strong Canadian dollar and the recent acquisitions of Alltex, Grantex and Leef Services. The organic rental growth rate is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental growth rate better reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue increased 6.6% to $23.1 million in the second quarter of fiscal 2008 compared to $21.6 million in the same period of fiscal 2007. The organic direct sale growth rate during the current period was approximately 3.0%.
Cost of Rental. Cost of rental operations increased 9.8% to $148.1 million in the second quarter of fiscal 2008 from $134.8 million in the same period of fiscal 2007. As a percentage of rental revenue, our gross margin from rental sales increased to 36.2% in the second quarter of fiscal 2008 from 35.5% in the same period of fiscal 2007. The improvement in rental gross margin resulted primarily from improved leverage from overall rental revenue growth, including lower merchandise and production costs. Production cost savings were driven in part by continued execution of ongoing productivity initiatives. These improvements in rental gross margin were partially offset by increased delivery costs due to higher energy prices.
Cost of Direct Sales. Cost of direct sales increased 5.6% to $16.5 million in the second quarter of fiscal 2008 from $15.6 million in the same period of fiscal 2007. Gross margin from direct sales improved to 28.5% in the second quarter of fiscal 2008 from 27.8% in the second quarter of fiscal 2007. The improvement in gross margin was primarily due to pricing and improved efficiencies from higher volume.
Selling and Administrative. Selling and administrative expenses increased 9.1% to $54.6 million in the second quarter of fiscal 2008 from $50.0 million in the same period of fiscal 2007. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in the second quarter of fiscal 2008 from 21.7% in the second quarter of fiscal 2007. The improvement in selling and administrative expenses as a percent of revenue is the result of leveraging our existing infrastructure to support increased revenues and administrative efficiencies gained from our handheld technology platform. This improvement was partially offset by costs associated with a fire at a production facility, which included our insurance deductible, extra costs not covered by insurance and an impairment charge related to certain customer intangibles.
Depreciation and Amortization. Depreciation and amortization expense increased 10.3% to $12.4 million in the second quarter of fiscal 2008 from $11.2 million in the same period of fiscal 2007. This increase was due to the increased depreciation expense from acquired businesses partially offset by lower capital expenditures. As a percentage of total revenues, depreciation and amortization expense remained at 4.8% for the second quarter of both fiscal years.
Interest Expense. Interest expense was $4.0 million in the second quarter of fiscal 2008, up from $3.5 million in the same period of fiscal 2007. The increase was primarily due to higher debt levels resulting from our share repurchase program and acquisitions as well as increased average interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 37.0% in the second quarter of fiscal 2008 from 38.0% in the same period of fiscal 2007. The decrease in the tax rate was primarily due to the enactment of a federal tax rate reduction in Canada during the three months ended December 29, 2007.
Six months ended December 29, 2007 compared to six months ended December 30, 2006
Revenues. Total revenue for the first six months of fiscal 2008 increased 9.9% to $499.1 million from $453.9 million for the same period of fiscal 2007. Rental revenue increased $41.8 million, or 10.0% in the first six months. Our organic rental growth rate was approximately 3.5% in 2008 versus 4.75% in 2007. Organic rental growth resulted from increased route sales, new account sales and improved pricing controls, offset by softness in the overall economy, which has resulted in a net reduction in the number of employees wearing uniforms and a reduction in ancillary products rented by existing customers. In addition, rental revenue increased due to the impact of the strong Canadian dollar and our recent acquisitions. Direct sale revenue increased 8.9% to $40.8 million in the first six months of fiscal 2008 compared to $37.5 million in the same period of fiscal 2007. The organic direct sale growth rate during the current period was approximately 5.5%. The increase in direct sale revenue is largely due to organic growth during the period.
Cost of Rental and Direct Sale. Cost of rental operations increased 9.2% to $291.1 million in the first six months of fiscal 2008 from $266.5 million in the same period of fiscal 2007. Gross margin from rental sales improved to 36.5% in the first six months of fiscal 2008 from 36.0% in the same period of fiscal 2007. The improvement in rental margins is the primarily the result of leveraging our overall rental growth and lower merchandise and production costs. As noted previously, production cost savings were driven in part by continued execution of ongoing productivity initiatives. Cost of direct sales increased 5.7% to $29.2 million in the first six months of fiscal 2008 from $27.7 million in the same period of fiscal 2007. Gross margin from direct sales improved to 28.3% in the first six months of fiscal 2008 from 26.2% in the same period of fiscal 2007. The improvement in direct sales margins is the result of cost savings measures as well as improved pricing.

Selling and Administrative. Selling and administrative expenses increased 6.9% to $106.8 million in the first six months of fiscal 2008 from $99.9 million in the same period of fiscal 2007. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in the first six months of fiscal 2008 from 22.0% in the same period of fiscal 2007. Selling and administrative expenses decreased as a percent of revenue due to the leveraging of our existing infrastructure to support higher sales volume and the efficiencies gained through the rollout of our handheld technology throughout our route delivery organization and other productivity initiatives. As previously noted, these improvements were partially offset by costs associated with a fire at a production facility.
Depreciation and Amortization. Depreciation and amortization expense increased 8.7% to $24.4 million in the first six months of fiscal 2008 from $22.5 million in the same period of fiscal 2007. The increase was due to depreciation and amortization associated with acquired businesses partially offset by lower capital expenditures. As a percentage of total revenues, depreciation and amortization expense decreased to 4.9% in the first six months of fiscal 2008 from 5.0% in the same period of fiscal 2007.
Interest Expense. Interest expense was $7.9 million in the first six months of fiscal 2008, up from $6.9 million in the same period of fiscal 2007. The increase was primarily due to increased debt levels resulting from our share repurchase program and recent acquisitions as well as higher average interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 37.4% in the first six months of fiscal 2008 from 38.2% in the same period of fiscal 2007. The decrease in the tax rate was primarily due to the enactment of a federal tax rate reduction in Canada during the three months ended December 29, 2007.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at December 29, 2007 was $171.5 million, up 51.1% from $113.5 million at June 30, 2007. The increase in working capital is primarily due to the renewal of a credit facility which resulted in a reclassification of $58.0 million to long term debt from current maturities in the first quarter of fiscal 2008.
Operating Activities. Net cash provided by operating activities was $43.5 million in the first six months of fiscal 2008 and $28.0 million in the same period of fiscal 2007. The increase in cash generated from operating activities is largely due to improved net income as well as lower payments on our accounts payables during the six months ended December 29, 2007.
Investing Activities. Net cash used in investing activities was $55.6 million in the first six months of fiscal 2008 and $19.7 million in the same period of fiscal 2007. In fiscal 2008, cash was used primarily for business acquisitions and purchases of property, plant and equipment. In fiscal 2007, cash was primarily used to purchase property, plant and equipment.
Financing Activities. Cash provided by financing activities was $3.8 million in the first six months of fiscal 2008 and cash used for financing activities was $13.3 million in the same period of fiscal 2007. Cash provided by financing activities in fiscal 2008 was principally from our credit facilities and the proceeds were partially offset by cash outlays for our share repurchase program. Cash used by financing activities in fiscal 2007 was principally for the repayment of short-term and long-term borrowings. The Company paid dividends of $2.1 million during the first six months of fiscal 2008.
We maintain a $325.0 million unsecured revolving credit facility which expires in August 2010. As of December 29, 2007, borrowings outstanding under the revolving credit facility were $106.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of December 29, 2007, letters of credit outstanding against the revolver were $21.0 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 29, 2007 bear interest at a rate of 5.52%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have issued $50.0 million of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have an eight-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of December 29, 2007, the outstanding balance was $21.4 million.
We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. This agreement expires in October 2010. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At December 29, 2007, there was $60.0 million outstanding under the agreement at a current interest rate of 4.78%.
We have $75.0 million of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate and interest payments are reset and paid on a quarterly basis. As of December 29, 2007, the outstanding balance of the notes was $75.0 million at a current rate of 5.46%.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
At December 29, 2007, we had available cash on hand of $15.0 million and approximately $197.5 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2008 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2008 will be approximately $25-$27 million.
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
Off Balance Sheet Arrangements
At December 29, 2007, we had $21.0 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized income of $0.3 million for our defined benefit pension plan in the second quarter of fiscal 2008 and $0.8 million of expense in the same period of fiscal 2007. At June 30, 2007, the fair value of our pension plan assets totaled $41.5 million.
Effective January 1, 2007 we have frozen our defined benefit pension plan and related supplemental executive retirement plan. We incurred $0.2 million in costs associated with this action in fiscal year 2006. All benefits earned by defined benefit plan participants through the end of calendar year 2006 will be available upon retirement under plan provisions. Future growth in benefits did not occur beyond December 31, 2006.
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
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. Our estimated forfeiture rate is reviewed and updated on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.5 million and $1.1 million for the three months ended and $2.6 million and $2.1 million for the six months ended December 29, 2007 and December 30, 2006. The number of options that have been exercised and restricted stock that vested since June 30, 2007, was 0.1 million shares.
Adoption of New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which fundamentally changes the way that we are required to account for our uncertain tax positions for financial accounting purposes and is effective for our fiscal year beginning July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
As a result of the implementation of FIN 48, we recognized a $1.6 million decrease to the beginning balance of retained earnings on our balance sheet. At the adoption date of July 1, 2007, we had $13.7 million of unrecognized tax benefits, of which $4.2 million would favorably affect our effective tax rate in any future periods, if recognized.
We or one or more of our subsidiaries files income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. federal and Canadian income tax examinations through fiscal years 2004 and 2003, respectively. With few exceptions, we are no longer subject to state and local income tax examinations for years before fiscal year 2003.

We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Upon adoption of FIN 48, we had $1.8 million of accrued interest and penalties related to uncertain tax positions, of which $1.4 million would favorably affect our effective tax rate in any future periods, if recognized.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) will be effective at the beginning of fiscal 2010.
We are currently evaluating the impact of SFAS 157, SFAS 159 and SFAS 141(R) on our consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the second quarter of fiscal 2008 by approximately $0.4 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 29, 2007 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 29, 2007 is a negative $2.6 million.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in energy costs will have on our future financial results. We purchase futures contracts to effectively hedge a portion of anticipated energy purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts at December 29, 2007 is a positive $0.9 million.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table includes information about repurchases we made of our common stock during the periods indicated:

Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1
(Fiscal month beginning September 30, 2007 and ending November 3, 2007)	186,700	$39.73	186,700	$73,447,243
Month #2
(Fiscal month beginning November 4, 2007 and ending December 1, 2007)	299,078	$39.80	299,078	$61,534,484
Month #3
(Fiscal month beginning December 2, 2007 and ending December 29, 2007)	427,407	$38.91	427,407	$44,889,770
In May 2007, our Board of Directors authorized the repurchase of up to $100.0 million of G&K Services outstanding common stock. For the three months ended December 29, 2007, we purchased a total of 913,185 shares totaling $36.0 million and for the six months ended December 29, 2007, we purchased 1,170,485 shares totaling $46.2 million. Cash used for the purchase of shares totaled $36.0 million for the three months ended and $47.2 million for the six months ended December 29, 2007. The cash used during the six month period ending December 29, 2007 included $1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but not paid until July 2, 2007. As of December 29, 2007, we had $44.9 million remaining under this authorization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Company held its Annual Meeting of Shareholders on November 15, 2007.

b.	The following three persons were elected as directors: John S. Bronson, Wayne M. Fortun and Ernest J. Mrozek. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: Michael G. Allen, Paul Baszucki, J. Patrick Doyle, Richard L. Marcantonio, M. Lenny Pippin and Alice M. Richter.

c.	1. Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority	Broker Non-Votes
Mr. Bronson	19,223,250	255,769	0
Mr. Fortun	19,072,418	406,601	0
Mr. Mrozek	19,223,507	255,511	0
2.	Shareholders ratified the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the Company’s independent auditors for fiscal 2008: 19,265,180 shares in favor, 195,301 shares voting against and 18,535 shares abstaining. There were no broker non-votes.

ITEM 6. EXHIBITS
     a. Exhibits

10.1 Amendment to Executive Employment Agreement with Richard L. Marcantonio, dated November 16, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed November 20, 2007).

10.2 Amendment to Executive Employment Agreement with Douglas A. Milroy, dated November 16, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed November 20, 2007).

10.3 Amendment to Executive Employment Agreement with David M. Miller, dated November 16, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed November 20, 2007).

10.4 Amendment to Executive Employment Agreement with Robert G. Wood, dated November 16, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed November 20, 2007).

10.5 Amendment to Executive Employment Agreement with Jeffrey L. Wright, dated November 16, 2007 (incorporated herein by reference to Registrant’s Form 8-K filed November 20, 2007).

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

G&K SERVICES, INC. (Registrant)
Date: February 1, 2008	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)