Form 10-Q
period 2008-03-29
G&K SERVICES INC
filed 2008-05-02
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
      Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, par value $0.50 per share, outstanding
April 28, 2008 was 19,773,718 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 29,	June 30,
	2008	2007
(In thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$18,038	$22,759
Accounts receivable, less allowance for doubtful accounts of $4,271 and $3,405	112,754	98,276
Inventories, net	139,073	140,780
Other current assets	20,576	14,912

Total current assets	290,441	276,727

Property, Plant and Equipment, net	253,566	255,996
Goodwill	434,414	380,070
Other Assets	75,170	79,021

	$1,053,591	$991,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,873	$21,911
Accrued expenses	80,579	68,927
Deferred income taxes	7,400	6,568
Current maturities of long-term debt	7,837	65,838

Total current liabilities	123,689	163,244

Long-Term Debt, net of Current Maturities	281,474	149,005
Deferred Income Taxes	28,443	34,298
Accrued Income Taxes — Long Term	12,319	—
Other Noncurrent Liabilities	43,749	53,279
Stockholders’ Equity	563,917	591,988

	$1,053,591	$991,814

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
(In thousands, except per share data)	2008	2007	2008	2007

Revenues
Rental operations	$233,001	$211,842	$691,277	$628,273
Direct sales	18,140	23,400	58,918	60,861

Total revenues	251,141	235,242	750,195	689,134

Operating Expenses
Cost of rental operations*	148,870	136,951	439,927	403,436
Cost of direct sales*	14,367	16,923	43,593	44,579
Selling and administrative	53,770	50,110	160,559	150,031
Depreciation and amortization	12,579	11,326	36,993	33,776

Total operating expenses	229,586	215,310	681,072	631,822

Income from Operations	21,555	19,932	69,123	57,312
Interest expense	3,828	3,647	11,776	10,526

Income before Income Taxes	17,727	16,285	57,347	46,786
Provision for income taxes	7,080	4,136	21,899	15,801

Net Income	$10,647	$12,149	$35,448	$30,985

Basic weighted average number of shares outstanding	19,621	21,304	20,452	21,227
Basic Earnings per Common Share	$0.54	$0.57	$1.73	$1.46

Diluted weighted average number of shares outstanding	19,742	21,445	20,590	21,394
Diluted Earnings per Common Share	$0.54	$0.57	$1.72	$1.45

Dividends per share	$0.05	$0.04	$0.15	$0.12

* Excludes depreciation and intangible amortization
The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
 (Unaudited)

	For the Nine Months Ended
	March 29,	March 31,
(In thousands)	2008	2007

Operating Activities:
Net income	$35,448	$30,985
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	36,993	33,776
Other Adjustments	1,829	3,340
Changes in current operating items, exclusive of acquisitions	(5,504)	(18,772)
Other assets and liabilities	4,211	1,862

Net cash provided by operating activities	72,977	51,191

Investing Activities:
Property, plant and equipment additions, net	(16,576)	(23,214)
Acquisitions of business assets, net	(63,687)	(47,543)
Purchase of investments, net	(2,521)	(2,043)

Net cash used for investing activities	(82,784)	(72,800)

Financing Activities:
Repayments of long-term debt	(7,341)	(7,579)
Proceeds from short-term borrowings, net	81,801	26,446
Cash dividends paid	(3,082)	(2,575)
Sale of common stock	4,220	3,004
Repurchase of common stock shares	(70,735)	—

Net cash provided by financing activities	4,863	19,296

Decrease in Cash and Cash Equivalents	(4,944)	(2,313)
Effect of Exchange Rates on Cash	223	(619)

Cash and Cash Equivalents:
Beginning of period	22,759	19,690

End of period	$18,038	$16,758

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
Three and nine month periods ended March 29, 2008 and March 31, 2007
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements

The consolidated condensed financial statements included herein, except for the June 30, 2007 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 30, 2007, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 29, 2008, and the results of our operations for the three and nine months ended and our cash flows for the nine months ended March 29, 2008 and March 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.

The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The results of operations for the three and nine month periods ended March 29, 2008 and March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

As a result of the implementation of FIN 48, we recognized a $1.6 million decrease to the beginning balance of retained earnings on our balance sheet. At the adoption date of July 1, 2007, we had $13.7 million of unrecognized tax benefits, of which $4.2 million would favorably affect our effective tax rate in any future periods, if recognized. At March 29, 2008, we had $16.0 million of unrecognized tax benefits, of which $4.6 million would favorably affect our effective tax rate in any future periods, if recognized.

We or one or more of our subsidiaries file income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2004 and 2003, respectively. With few exceptions, we are no longer subject to state and local income tax examinations for years before fiscal year 2003.

We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Upon adoption of FIN 48, we had $1.8 million of accrued interest and penalties related to uncertain tax positions, of which $1.4 million would favorably affect our effective tax rate in any future periods, if recognized. At March 29, 2008, we had $2.6 million of accrued interest and penalties related to uncertain tax positions, of which $1.7 million would favorably affect our effective tax rate in any future periods, if recognized.

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

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Weighted average number of common shares outstanding used in computation of basic earnings per share	19.6	21.3	20.5	21.2

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.1	0.1	0.1	0.2

Shares used in computation of diluted earnings per share	19.7	21.4	20.6	21.4

Potential common shares related to our outstanding stock options and restricted stock grants of 1.3 million and 0.8 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and 0.9 million and 0.6 million for the nine months ended March 29, 2008 and March 31, 2007, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded their market value.

4.	Comprehensive Income

For the three and nine month periods ended March 29, 2008 and March 31, 2007, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Net income	$10.6	$12.1	$35.4	$31.0
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(6.2)	1.5	6.4	(5.3)
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	(2.2)	0.5	(4.1)	(1.0)

Comprehensive income	$2.2	$14.1	$37.7	$24.7

5.	Inventories

The components of inventory as of March 29, 2008 and June 30, 2007 are as follows:

	March 29,	June 30,
	2008	2007

Raw Materials	$5.2	$5.5
Work in Process	3.8	4.4
Finished Goods	49.0	52.9

New Goods	$58.0	$62.8

Merchandise In Service	$81.1	$78.0

Total Inventories	$139.1	$140.8

6.	Goodwill and Intangible Assets

Goodwill includes the following:

	United States	Canada	Total

Balance as of June 30, 2007	$315.8	$64.3	$380.1
Acquisitions, net of purchase accounting adjustments	51.6	—	51.6
Currency exchange and other	—	2.7	2.7

Balance as of March 29, 2008	$367.4	$67.0	$434.4

The net increase in goodwill includes an increase of approximately $51.6 million related to acquisitions in fiscal 2008 and an increase of approximately $2.7 million resulting from a change in foreign currency exchange rates.

Our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	March 29,	June 30,
	2008	2007

Other Intangible Assets:
Customer Contracts	$119.3	$111.7
Accumulated Amortization	(76.8)	(68.5)

Net	$42.5	$43.2

Non-Competition Agreements	$11.1	$11.1
Accumulated Amortization	(9.9)	(9.4)

Net	$1.2	$1.7

The customer contracts include the combined value of the written service agreements and the related customer relationship.

Amortization expense was $8.4 million and $8.1 million for the nine months ended March 29, 2008 and March 31, 2007, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 29, 2008 is as follows:

2008 remaining	$2.6
2009	7.6
2010	7.4
2011	6.7
2012	6.0
2013	4.5

7.	Long-Term Debt

We maintain a $325.0 million unsecured revolving credit facility which expires in August 2010. As of March 29, 2008, borrowings outstanding under the revolving credit facility were $146.3 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of March 29, 2008, letters of credit outstanding against the revolver were $21.1 million.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of March 29, 2008 bear interest at a rate of 3.99%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have issued $50.0 million of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of March 29, 2008, the outstanding balance was $21.4 million.

We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. This agreement has a termination date of October 21, 2010. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At March 29, 2008, there was $45.0 million outstanding under the agreement at a current interest rate of 3.28%.

We have $75.0 million of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate and interest payments are reset and paid on a quarterly basis. As of March 29, 2008, the outstanding balance of the notes was $75.0 million at a current rate of 5.46%.

8.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. Our estimated forfeiture rate is reviewed and updated on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.8 million and $1.5 million for the three months ended and $4.4 million and $3.6 million for the nine months ended March 29, 2008 and March 31, 2007. The number of options that have been exercised and restricted stock that vested since June 30, 2007, was 0.2 million shares.

9.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended March 29, 2008 and March 31, 2007:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Interest cost	$0.8	$0.8	$0.2	$0.2
Expected return on assets (Favorable)/Unfavorable	(0.9)	(0.7)	—	—

Net periodic pension (income) cost	$(0.1)	$0.1	$0.2	$0.2

The components of net periodic pension cost are as follows for the nine months ended March 29, 2008 and March 31, 2007:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Nine Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Service cost	$—	$1.5	$—	$0.3
Interest cost	2.4	2.3	0.5	0.5
Expected return on assets (Favorable)/Unfavorable	(2.8)	(2.1)	—	—

Net periodic pension (income) cost	$(0.4)	$1.7	$0.5	$0.8

10.	Segment Information

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

Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations. Financial information by geographic location for the three and nine month periods ended March 29, 2008 and March 31, 2007 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Third Quarter Fiscal Year 2008:
Revenues	$204.8	$46.3	$251.1
Income from operations	14.5	7.1	21.6
Depreciation and amortization expense	10.9	1.7	12.6
Third Quarter Fiscal Year 2007:
Revenues	$195.8	$39.4	$235.2
Income from operations	13.8	6.1	19.9
Depreciation and amortization expense	9.8	1.5	11.3

	United
For the Nine Months Ended	States	Canada	Total

Fiscal Year 2008:
Revenues	$613.4	$136.8	$750.2
Income from operations	44.8	24.3	69.1
Depreciation and amortization expense	31.7	5.3	37.0
Fiscal Year 2007:
Revenues	$570.1	$119.0	$689.1
Income from operations	38.3	19.0	57.3
Depreciation and amortization expense	29.0	4.8	33.8

For the nine months ended March 29, 2008, the Canada segment results were positively impacted by $0.7 million resulting from the net effect of a gain on the sale of property, offset by expenses associated with fires at two of our production facilities. The net Canadian impact was offset by expenses in our United States segment during the nine months ended March 29, 2008, which included severance associated with the restructuring of our manufacturing operations and certain management positions, an increase in our inventory reserves and expenses associated with certain legal matters all of which occurred in the first quarter of fiscal 2008. The net effect of these items on the United States segment was approximately $1.7 million of expense for the nine months ended March 29, 2008.

11.	Stock Repurchase

In May 2007, our Board of Directors authorized the repurchase of up to $100.0 million of G&K Services outstanding common stock. For the three months ended March 29, 2008, we purchased a total of 621,250 shares totaling $23.5 million and for the nine months ended March 29, 2008, we purchased 1,791,735 shares totaling $69.7 million. Cash used for the purchase of shares totaled $23.5 million for the three months ended and $70.7 million for the nine months ended March 29, 2008. The cash used during the nine month period ending March 29, 2008 included $1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but not paid until July 2, 2007. As of March 29, 2008, we had $21.4 million remaining under this authorization.

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
In the third quarter of fiscal year 2008, our revenue was $251.1 million, a 6.8% increase from the $235.2 million reported during the third quarter of fiscal 2007. The increase in quarterly revenue was driven by organic rental growth, strong revenue contribution from acquisitions and the benefit of foreign currency translations; offset by a decrease in direct sales revenue.
We reported third quarter earnings of $0.54 per diluted share. Prior-year third quarter earnings were $0.57 per diluted share, and reflected an unusually low effective tax rate of 25.4%. The higher effective tax rate in the current year period resulted in a $0.11 per diluted share difference when comparing third quarter earnings to the prior-year period. For the quarter, income before taxes was up 8.9% compared to the prior-year period. This increase was driven by strong operating performance and favorable foreign currency exchange rates, offset by higher gasoline prices and increased bad debt expense. In addition, third quarter results were negatively impacted by continued economic softness and on-going system investments and expenses related to system implementation activities.
In fiscal 2008, we acquired several businesses which strengthened our market position and increased the utilization of our existing operations. The proforma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, was not material.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for additional discussion of the application of these and other accounting policies.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 29, 2008 and March 31, 2007, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change
					Three Months	Nine Months
	March 29,	March 31,	March 29,	March 31,	FY 2008	FY 2008
	2008	2007	2008	2007	vs. FY 2007	vs. FY 2007

Revenues:
Rental	92.8%	90.1%	92.1%	91.2%	10.0%	10.0%
Direct	7.2	9.9	7.9	8.8	(22.5)	(3.2)

Total revenues	100.0	100.0	100.0	100.0	6.8	8.9

Expenses:
Cost of rental sales	63.9	64.6	63.6	64.2	8.7	9.0
Cost of direct sales	79.2	72.3	74.0	73.2	(15.1)	(2.2)

Total cost of sales	65.0	65.4	64.5	65.0	6.1	7.9

Selling and administrative	21.4	21.3	21.4	21.8	7.3	7.0
Depreciation and amortization	5.0	4.8	4.9	4.9	11.1	9.5

Income from operations	8.6	8.5	9.2	8.3	8.1	20.6

Interest expense	1.5	1.6	1.6	1.5	5.0	11.9

Income before income taxes	7.1	6.9	7.6	6.8	8.9	22.6
Provision for income taxes	2.9	1.7	2.9	2.3	71.2	38.6

Net income	4.2%	5.2%	4.7%	4.5%	(12.4)%	14.4%

Three months ended March 29, 2008 compared to three months ended March 31, 2007
Revenues. Total revenue in the third quarter of fiscal 2008 increased 6.8% to $251.1 million from $235.2 million in the third quarter of fiscal 2007.
Rental revenue increased $21.2 million, or 10.0% in the third quarter. Our organic rental growth rate was approximately 2.75% during the current quarter. Organic rental growth resulted from strong new account and route sales performance offset by an increase in economic-driven customer attrition and a reduction in employment levels within certain industries. The organic rental growth rate is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental growth rate better reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations.
Direct sale revenue decreased 22.5% to $18.1 million in the third quarter of fiscal 2008 compared to $23.4 million in the same period of fiscal 2007. The organic direct sale growth rate during the current period was a negative 25.0%. The decrease in direct sale revenue was primarily the result of a decrease in orders from a large direct sale customer, the non-renewal of a contract with a major customer and to a lesser extent, a decrease in shipments as a result of our system implementation.
Cost of Rental. Cost of rental operations increased 8.7% to $148.9 million in the third quarter of fiscal 2008 from $137.0 million in the same period of fiscal 2007. As a percentage of rental revenue, our gross margin from rental sales increased to 36.1% in the third quarter of fiscal 2008 from 35.4% in the same period of fiscal 2007. The improvement in rental gross margin was a result of improved leverage from overall revenue growth and lower merchandise costs. The improvement in rental gross margin was partially offset by higher production and delivery costs associated with increased energy prices.

Cost of Direct Sales. Cost of direct sales decreased to $14.4 million in the third quarter of fiscal 2008 from $16.9 million in the same period of fiscal 2007. Gross margin from direct sales decreased to 20.8% in the third quarter of fiscal 2008 from 27.7% in the third quarter of fiscal 2007. The decrease in gross margin resulted from additional expenses associated with the implementation of a new system and the impact of fixed cost absorption associated with lower direct sales volume.
Selling and Administrative. Selling and administrative expenses increased 7.3% to $53.8 million in the third quarter of fiscal 2008 from $50.1 million in the same period of fiscal 2007. As a percentage of total revenues, selling and administrative expenses increased to 21.4% in the third quarter of fiscal 2008 from 21.3% in the third quarter of fiscal 2007. During the quarter we continued to gain positive leverage from revenue growth and productivity savings from the implementation of our handheld technology platform. These gains were offset by increased bad debt expense driven by certain customer insolvencies. Bad debt expense increased by approximately $1.3 million in the current quarter when compared to the same period in the prior fiscal year. In addition, administrative expenses increased over the prior-year period due to the on-going investment in systems implementation and acquisition integration activities.
Depreciation and Amortization. Depreciation and amortization expense increased to $12.6 million in the third quarter of fiscal 2008 from $11.3 million in the same period of fiscal 2007. This increase was primarily due to businesses acquired in fiscal 2008 which were partially offset by lower capital expenditures. As a percentage of total revenues, depreciation and amortization increased to 5.0% in the third quarter of fiscal 2008 from 4.8% in the third quarter of fiscal 2007.
Interest Expense. Interest expense was $3.8 million in the third quarter of fiscal 2008, up from $3.6 million in the same period of fiscal 2007. The increase in interest expense is primarily the result of higher debt balances during the third quarter of fiscal year 2008 compared to the same period of the prior fiscal year, offset by lower interest rates.
Provision for Income Taxes. Our effective tax rate increased to 39.9% in the third quarter of fiscal 2008 from 25.4% in the same period of fiscal 2007. The prior year tax rate was significantly lower than our statutory rate primarily due to the expiration of certain statutes and the favorable resolution of other tax matters which resulted in the reversal of tax reserves in the prior year that were no longer required. The current year tax rate was higher than our statutory rate due to an increase in reserves for our uncertain tax positions, offset by the utilization of a net operating loss previously deemed to be unrealizable. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns.
Nine months ended March 29, 2008 compared to nine months ended March 31, 2007
Revenues. Total revenue for the first nine months of fiscal 2008 increased 8.9% to $750.2 million compared to $689.1 million for the same period in the prior fiscal year.
Rental revenue increased $63.0 million, or 10.0% in the first nine months. Our organic rental growth rate was approximately 3.25% in 2008 versus 4.5% in 2007. Organic rental growth resulted from increased route performance and new account sales, offset by an increase in economic-driven customer attrition and softness in the overall economy, which has resulted in a net reduction in the number of employees wearing uniforms and a reduction in ancillary products rented by existing customers.
Direct sale revenue decreased 3.2% to $58.9 million in the first nine months of fiscal 2008 compared to $60.9 million in the same period of fiscal 2007. The organic direct sale growth rate during the current period was a negative 6.2%. The decrease in direct sale revenue resulted from sales to a significant direct sale customer in the third quarter of fiscal year 2007, that didn’t reoccur in fiscal 2008. Direct sale revenue was also negatively impacted by a contract with a major customer that was not renewed.
Cost of Rental and Direct Sale. Cost of rental operations increased 9.0% to $439.9 million in the first nine months of fiscal 2008 from $403.4 million in the same period of fiscal 2007. Gross margin from rental sales improved to 36.4% in the first nine months of fiscal 2008 from 35.8% in the same period of fiscal 2007. The improvement in rental margins is primarily the result of leveraging our overall rental growth and lower merchandise and production costs, offset by higher energy costs. Cost of direct sales decreased to $43.6 million in the first nine months of fiscal 2008 from $44.6 million in the same period of fiscal 2007. Gross margin from direct sales decreased to 26.0% in the first nine months of fiscal 2008 from 26.8% in the same period of fiscal 2007. The decrease in direct sales margins is the result of expenses associated with the implementation of a new system and the impact of fixed cost absorption associated with lower direct sales volume.
Selling and Administrative. Selling and administrative expenses increased 7.0% to $160.6 million in the first nine months of fiscal 2008 from $150.0 million in the same period of fiscal 2007. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in the first nine months of fiscal 2008 from 21.8% in the same period of fiscal 2007. The improvement is the result of leveraging our existing infrastructure to support higher sales volumes as well as the realization of efficiencies gained through the rollout of our handheld technology throughout our route delivery organization and other productivity initiatives. These improvements were partially offset by costs associated with a fire at a production facility and higher bad debt expense associated with certain customer insolvencies.
Depreciation and Amortization. Depreciation and amortization expense increased to $37.0 million in the first nine months of fiscal 2008 from $33.8 million in the same period of fiscal 2007. The increase was due to depreciation and amortization associated with acquired businesses. As a percentage of total revenues, depreciation and amortization expense remained at 4.9% in the first nine months of both fiscal 2008 and 2007.
Interest Expense. Interest expense was $11.8 million in the first nine months of fiscal 2008, up from $10.5 million in the same period of fiscal 2007. The increase was primarily due to higher debt balances during the first nine months of fiscal year 2008 compared to the same period of the prior fiscal year, offset by lower interest rates.
Provision for Income Taxes. Our effective tax rate increased to 38.2% in the first nine months of fiscal 2008 from 33.8% in the same period of fiscal 2007. The increase is primarily due to the reversal of tax reserves in the prior year that were no longer required.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at March 29, 2008 was $166.8 million, up approximately 47.0% from $113.5 million at June 30, 2007. The increase in working capital is primarily due to the renewal of a credit facility in the first quarter of fiscal 2008, which resulted in a reclassification of $58.0 million from current maturities of long term debt.
Operating Activities. Net cash provided by operating activities was $73.0 million in the first nine months of fiscal 2008 and $51.2 million in the same period of fiscal 2007. The increase in cash generated from operating activities is primarily due to higher net income as well as lower expenditures on inventory and accounts payables, partially offset by lower cash received from receivables.
Investing Activities. Net cash used in investing activities was $82.8 million in the first nine months of fiscal 2008 and $72.8 million in the same period of fiscal 2007. In fiscal 2008 and 2007, cash was used primarily for acquisition of business assets and purchases of property, plant and equipment.
Financing Activities. Cash provided by financing activities was $4.9 million in the first nine months of fiscal 2008 and $19.3 million in the same period of fiscal 2007. Cash provided by financing activities in fiscal 2008 was principally from our credit facilities and issuance of stock under employee stock option agreements, partially offset by repurchases of shares under our share repurchase program. Cash provided by financing activities in fiscal 2007 was principally from our credit facilities and issuance of stock under employee stock option agreements. We paid dividends of $3.1 million during the first nine months of fiscal 2008.
We maintain a $325.0 million unsecured revolving credit facility which expires in August 2010. As of March 29, 2008, borrowings outstanding under the revolving credit facility were $146.3 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of March 29, 2008, letters of credit outstanding against the revolver were $21.1 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of March 29, 2008 bear interest at a rate of 3.99%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have issued $50.0 million of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of March 29, 2008, the outstanding balance was $21.4 million.
We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. This agreement has a termination date of October 21, 2010. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At March 29, 2008, there was $45.0 million outstanding under the agreement at a current interest rate of 3.28%.
We have $75.0 million of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate and interest payments are reset and paid on a quarterly basis. As of March 29, 2008, the outstanding balance of the notes was $75.0 million at a current rate of 5.46%.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
At March 29, 2008, we had available cash on hand of $18.0 million and approximately $157.6 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2008 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2008 will be approximately $25-$27 million.
Cash generated from operations could be affected by a number of risks and uncertainties. In fiscal 2008, we may actively seek and consider acquisitions of business assets. The consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flow from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.
Off Balance Sheet Arrangements
At March 29, 2008, we had $21.1 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized income of $0.1 million for our defined benefit pension plan in the third quarter of fiscal 2008 and $0.1 million of expense in the same period of fiscal 2007. At June 30, 2007, the fair value of our pension plan assets totaled $41.5 million.
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
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 30, 2007, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 30,

2007 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2008 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.40% at June 30, 2007. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.40% to 5.90%) would increase our accumulated benefit obligation at June 30, 2007 by approximately $4.9 million.
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
On April 9, 2008, the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued by the State of Connecticut to us relative to this facility. The Commissioner alleges that our operations at this facility violate certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.
On March 5, 2008, we were advised by the United States Securities and Exchange Commission that it is conducting an informal investigation of our company. We believe this matter stems from a dispute with a former location general manager primarily related to our internal budgeting and incentive compensation program. The dispute with this former employee was previously resolved to the parties’ satisfaction. The correspondence received from the SEC states that it has not concluded that anyone has broken the law and that the investigation does not mean the SEC has a negative opinion of any person, entity or security. We are cooperating fully with the SEC in working through this matter. At this point, we cannot predict the length, scope or results of this investigation, nor its impact, if any.
Currently, none of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. Our estimated forfeiture rate is reviewed and updated on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.8 million and $1.5 million for the three months ended and $4.4 million and $3.6 million for the nine months ended March 29, 2008 and March 31, 2007. The number of options that have been exercised and restricted stock that vested since June 30, 2007, was 0.2 million shares.

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
As a result of the implementation of FIN 48, we recognized a $1.6 million decrease to the beginning balance of retained earnings on our balance sheet. At the adoption date of July 1, 2007, we had $13.7 million of unrecognized tax benefits, of which $4.2 million would favorably affect our effective tax rate in any future periods, if recognized. At March 29, 2008, we had $16.0 million of unrecognized tax benefits, of which $4.6 million would favorably affect our effective tax rate in any future periods, if recognized.
We or one or more of our subsidiaries file income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2004 and 2003, respectively. With few exceptions, we are no longer subject to state and local income tax examinations for years before fiscal year 2003.
We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Upon adoption of FIN 48, we had $1.8 million of accrued interest and penalties related to uncertain tax positions, of which $1.4 million would favorably affect our effective tax rate in any future periods, if recognized. At March 29, 2008, we had $2.6 million of accrued interest and penalties related to uncertain tax positions, of which $1.7 million would favorably affect our effective tax rate in any future periods, if recognized.
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
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this quarterly report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the third quarter of fiscal 2008 by approximately $0.4 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 29, 2008 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 29, 2008 is a negative $6.2 million.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in energy costs will have on our future financial results. We purchase futures contracts to effectively hedge a portion of anticipated energy purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts at March 29, 2008 is a positive $1.0 million.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 9, 2008, the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued by the State of Connecticut to us relative to this facility. The Commissioner alleges that our operations at this facility violate certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.
On March 5, 2008, we were advised by the United States Securities and Exchange Commission that it is conducting an informal investigation of our company. We believe this matter stems from a dispute with a former location general manager primarily related to our internal budgeting and incentive compensation program. The dispute with this former employee was previously resolved to the parties’ satisfaction. The correspondence received from the SEC states that it has not concluded that anyone has broken the law and that the investigation does not mean the SEC has a negative opinion of any person, entity or security. We are cooperating fully with the SEC in working through this matter. At this point, we cannot predict the length, scope or results of this investigation, nor its impact, if any.
Currently, none of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2007. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table includes information about repurchases we made of our common stock during the periods indicated:

Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (Fiscal month beginning December 30, 2007 and ending February 2, 2008)	576,150	$37.73	576,150	$23,135,383
Month #2 (Fiscal month beginning February 3, 2008 and ending March 1, 2008)	45,100	$38.85	45,100	$21,381,867
Month #3 (Fiscal month beginning March 2, 2008 and ending March 29, 2008)	—	$—	—	$—
In May 2007, our Board of Directors authorized the repurchase of up to $100.0 million of G&K Services outstanding common stock. For the three months ended March 29, 2008, we purchased a total of 621,250 shares totaling $23.5 million and for the nine months ended March 29, 2008, we purchased 1,791,735 shares totaling $69.7 million. Cash used for the purchase of shares totaled $23.5 million for the three months ended and $70.7 million for the nine months ended March 29, 2008. The cash used during the nine month period ending March 29, 2008 included $1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but not paid until July 2, 2007. As of March 29, 2008, we had $21.4 million remaining under this authorization.
ITEM 6. EXHIBITS
     a. Exhibits
10.1 Other Events with the U.S. Securities and Exchange Commission, dated March 5, 2008 (incorporated herein by reference to Registrant’s Form 8-K filed March 12, 2008).
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

G&K SERVICES, INC. (Registrant)
Date: May 2, 2008	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)