Form 10-K
period 2008-06-28
G&K SERVICES INC
filed 2008-08-27
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 28, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 0-4063
G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530

(State of incorporation)	(I.R.S. Employer Identification No.)
5995 OPUS PARKWAY
MINNETONKA, MINNESOTA 55343
(Address of principal executive offices)
Registrant’s telephone number, including area code (952) 912-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock (par value $0.50 per share)	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on December 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, and was approximately $775,455,903.
On August 18, 2008, there were outstanding 18,903,987 shares of the registrant’s Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 28, 2008

PART I
ITEM 1. BUSINESS
G&K Services, Inc. was founded in 1902 and is headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The existing North American rental market is approximately $7.0 billion, while the existing portion of the direct sale market targeted by us is approximately $5.0 billion.
Through internal growth and acquisitions, we have steadily expanded our operations into additional geographic markets. We have over 175 locations in North America and Europe. These locations service customers in 88 of the top 100 metropolitan markets (MSAs) in the United States and Canada, including all of the top 30 MSAs.
We target our marketing efforts towards customers and industries in geographic locations that are expanding and are in need of a corporate image, safety or facility services solutions. Our marketing efforts focus on providing innovative segmented solutions that feature proprietary products and processes to meet stringent customer needs. Further, we are dedicated to providing high levels of product quality, consistent customer-centric service through multiple sales channels and best in class program management abilities.
Customers, Products and Services
We serve over 175,000 customers, from Fortune 100 companies to small and midsize firms. No single customer represents more than 1.5% of our total revenues. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants, hospitality, and many others. Over 1.3 million people wear our uniforms every work day.
Our full-service business apparel and facility services programs provide rental or purchase options to meet varied customer needs including heavy-industrial, light-manufacturing, service businesses, corporate casual and executive apparel markets. In addition, we offer cleanroom garments and process control services to meet the needs of high-technology customers.
We believe that customers use branded identity apparel programs to meet a variety of critical business needs that enhance image and safety in the workplace, including:
•	Organization safety and security — uniforms help identify employees working for a particular organization or department.

•	Brand awareness — uniforms promote a company’s brand identity and employees serve as “walking billboards.”

•	Image — uniforms help companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and a commitment to quality to their customers. Uniformed employees are perceived as trained, competent and dependable.

•	Employee retention — uniforms enhance worker esprit de corps and help build a teamwork attitude in addition to being a tangible employee benefit.

•	Worker protection — uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection — uniforms and facility services help protect products against sources of contamination in the food, pharmaceutical, electronics and health care industries.

We provide our apparel-rental customers with a full range of services and solutions. A consultative approach is used to advise and assist our customers in creating specialized solutions which include garment application decisions, setting service and distribution requirements and choosing the appropriate fabrics, styles and colors to meet their branding, identity and safety needs. We can quickly source and access new and used garments to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair, embellishment and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a service cycle frequency that meets the needs of the customer with all merchandise subject to a rigorous seven point inspection program. The most common service cycle provides for weekly service.
Uniform rental programs can provide significant customer advantages over ownership. Renting eliminates investment in uniforms; offers flexibility in styles, colors and quantities as customer requirements change; assures consistent image with professional cleaning, finishing, repair and replacement of items in use; and provides freedom from the operating, labor, energy and maintenance expense, environmental exposure and management time necessary to administer a uniform program or operate an in house laundry.
Our facility services programs provide a wide range of dust control, maintenance, hand care and hygiene products and services. They include several floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust, microfiber and wet mops, wiping towels, fender covers, selected linen items and several restroom hygiene products. These products support customers’ efforts in maintaining a clean, safe and attractive environment within their facilities for their employees and customers.
We also offer direct sale of apparel through comprehensive uniform programs and through catalog programs. Comprehensive direct sale uniform programs to large national account customers are provided through our Lion Uniform Group (Lion). Lion serves many different industries and specializes in serving the security, transportation, airline and convenience store/retail industries. They handle all aspects of the uniform program, including design, sourcing, inventory management, distribution, embellishment, information reporting, customer service and program management. Direct sale and custom-embroidered logo apparel catalog programs are offered to meet customer branded identity needs. The direct sale catalog programs can be used for departments and/or customers that require highly customized and branded apparel particularly for customer facing employees, or for workers who don’t start at the same location each day and need uniform apparel they can launder themselves. It can be a more economical approach for high turnover positions and can be used for employee rewards and recognition, trade shows or events or customer and vendor appreciation programs.
Acquisitions
Our industry is consolidating from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and to further leverage our existing production facilities.
We made several small acquisitions in each of the past three fiscal years. The pro forma effects of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions, were $63.8 million, $47.0 million and $11.5 million in fiscal 2008, 2007 and 2006, respectively. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $51.7 million in fiscal 2008, $27.8 million in fiscal 2007 and $5.4 million in fiscal 2006.
Competition
Customers in the corporate identity apparel and facility services industry choose suppliers primarily based upon the quality, fit, comfort, price and breadth of products offered, the fit with their unique business environment and brand positioning needs, and the excellence of the service they receive. While we rank among the nation’s largest garment rental suppliers, we encounter competition from many companies in the geographic areas we serve. Competitors include publicly held companies such as Cintas Corporation, UniFirst Corporation and others. We also compete with numerous regional and local businesses that vary by geographic region. We believe that we compete effectively in our lines of business because of the quality and breadth of our product line, innovative segmented marketing solutions for customers’ unique needs, the service excellence we provide, and our proven ability as a trusted outsource partner. In addition, our competitors generally compete with us for acquisition candidates, which can reduce the number of acquisition candidates available to us.

Manufacturing and Suppliers
We manufactured approximately 55% of the uniform garments that we placed into service in fiscal 2008. These garments are manufactured primarily at our facility located in the Dominican Republic and, to a lesser degree, at two of our facilities in the United States. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers’ needs.
Environmental Matters
Our operations like those of our competitors are subject to various federal, state and/or local laws regulating the discharge of materials into the environment. This includes discharges into wastewater and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate modest amounts of waste in connection with our laundry operations, specifically detergent wastewater, wastewater sludge, waste oil and other residues. Some of these wastes are classified as hazardous wastes under these laws. We continue to make significant investments in properly handling and disposing of these wastes to ensure compliance with these regulations.
We discuss certain legal matters in this Annual Report on Form 10-K under Part I, “Item 3. Legal Proceedings” and under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation” and “Item 8. Financial Statements and Supplementary Data” in Note 9 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.” Any environmental liability relating to such matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our results of operations or financial position. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters and environmental contingencies based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters is not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of additional clean-up obligations, the discovery of additional alleged contamination or other changes out of our control.
Employees
Our U.S. segment operations had approximately 7,800 employees as of June 28, 2008, which includes approximately 4,000 production employees and 3,800 sales, office, route and management personnel. Unions represent approximately 12% of our U.S. employees. Management believes its U.S. employee relations are satisfactory.
Our Canadian segment operations had approximately 1,800 employees as of June 28, 2008, which includes approximately 1,000 production employees and 800 sales, office, route and management personnel. Unions represent approximately 49% of our Canadian employees. Management believes Canadian employee relations are satisfactory.
Foreign and Domestic Operations
Financial information relating to foreign and domestic operations is set forth in Note 10 of our consolidated financial statements included in Item 8 of this Form 10-K.
Intellectual Property
We own a portfolio of registered trademarks, trade names and licenses, and certain U.S. and foreign process and manufacturing patents relating to our business. These proprietary properties, in the aggregate, constitute a valuable asset. Among these are the trademarks and trade names G&K Services®, G&K TeamWear®, G&K First Step® Facility Services, G&K ProSura™ food safety solutions, G&K ProTect™ personal safety protection, and G&K Exceed™ performance fabric brands, various logos and marketing themes and collateral. We do not believe, however, that our business is dependent upon any single proprietary property or any particular group of proprietary properties.
Seasonality and Working Capital
We do not consider our business to be seasonal to any extent or subject to any unusual working capital requirements.

Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at http://www.gkservices.com. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or governmental investigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law.
Also note that we provide the following cautionary discussion of risks, uncertainties and assumptions relevant to our businesses. Actual results may differ from certain assumptions we have made causing actual events to vary from expected results. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.
General economic factors may adversely affect our financial performance.
General economic conditions may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including healthcare and insurance costs, higher material costs for items such as linens and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental and direct sales and selling and administrative expenses and could adversely affect our operating results.
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
Our operating locations are subject to stringent environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. We could also be required as a result of violations of these laws and regulations to reduce or cease use of certain equipment and limit or stop production at certain facilities. These consequences could have a material adverse affect on our results of operations and financial condition and on our customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters and environmental contingencies, based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of additional clean-up obligations, the discovery of additional alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
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
From time to time we are party to various litigation claims and legal proceedings. Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss these lawsuits and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation” and “Item 8. Financial Statements and Supplementary Data” in Note 9 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.”

Risks associated with our acquisition policy could adversely affect our operating results.
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable organizations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all operational deficiencies or material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.
Increases in fuel and energy costs could adversely affect our results of operations and financial condition.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war, terrorism and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in fuel and energy costs could adversely affect our results of operations and financial condition.
Our Canadian, Dominican Republic and Ireland operations are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.
Certain of our foreign revenues and operating expenses are transacted in local currencies. Therefore, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations.
If we are unable to preserve positive labor relationships or we become the target of labor unionization campaigns, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products.
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
Unexpected events, including fires at facilities, natural disasters such as hurricanes and tornados, war or terrorist activities, unplanned utility outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We occupy approximately 175 facilities located in the United States, Canada, the Dominican Republic and Ireland. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items principally from approximately 70 industrial garment, cleanroom garment, dust control and linen supply plants located in 51 cities in the United States, 11 cities in Canada and one city in Ireland. We own approximately 75% of our processing facilities, each of which average over 43,000 square feet in size.
ITEM 3. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices. This lawsuit was settled in fiscal year 2006 and is presently being administered. We are party to certain additional legal matters described below.
On August 23, 2007, the Wisconsin Department of Natural Resources (WDNR) issued a Notice of Violation (NOV) for alleged air permit violations at our Green Bay facility. The NOV alleged violations generally pertaining to washing and drying practices, the height of exhaust stacks, and recordkeeping requirements. Our representatives met with the WDNR on September 20, 2007 and again earlier this year. We believe that all of the operational issues alleged by the WDNR have been addressed. Nonetheless, on July 24, 2008, the WDNR advised us that it has referred this matter to the Wisconsin Department of Justice for possible filing of a civil complaint. The Wisconsin Department of Justice has informed us that it intends to file a civil complaint against us seeking certain forfeitures, penalties, costs and other remedies unless the matter can be resolved to its satisfaction. We will work in good faith with the Wisconsin Department of Justice to address this matter.
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleges that our operations at this facility violate certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. The Commissioner is also seeking in its Complaint certain penalties and other remedies. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.

By letter dated June 25, 2008, the U.S. Environmental Protection Agency (EPA) notified us that it is preparing to bring an administrative enforcement action against us in connection with alleged violations of the Resource Conservation and Recovery Act at our facilities in Pittsburg, California and Santa Fe Springs, California. The alleged violations generally pertain to two tanks used to store recovered solvent, and to various training, reporting and contingency-planning requirements. The EPA also provided us with its letter containing (a) a list of alleged violations of California’s hazardous waste management requirements at the Pittsburg facility, and (b) hazardous-waste management recommendations made by Contra Costa Health Services following a March 27, 2008 inspection of the Pittsburg facility. We immediately engaged an outside environmental consultant and are currently working to address each of the deficiencies alleged by EPA and California authorities.
On March 5, 2008, we were advised by the United States Securities and Exchange Commission that it is conducting an informal investigation of G&K Services, Inc. We believe this matter stems from a dispute with a former location general manager primarily related to our internal budgeting and incentive compensation program. The dispute with this former employee was previously resolved to the parties’ satisfaction.
The correspondence received from the SEC states that it has not concluded that anyone has broken the law and that the investigation does not mean the SEC has a negative opinion of any person, entity or security. We have responded to all of the SEC’s requests for documents received to date and have received no further inquiries. We will continue to cooperate fully with the SEC in working through this matter. While we cannot predict the outcome of this matter, at the current time we do not expect it to have a material adverse effect on our results of operation or financial position.
Currently, none of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

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

	High	Low

Fiscal 2008
1st Quarter	$42.00	$35.41
2nd Quarter	44.46	37.31
3rd Quarter	40.90	34.69
4th Quarter	36.66	28.08

Fiscal 2007
1st Quarter	$37.12	$31.12
2nd Quarter	40.06	35.67
3rd Quarter	39.99	35.49
4th Quarter	39.95	34.81

As of August 18, 2008, we had 845 registered holders of record of our common stock.
We paid dividends of $4.0 million in fiscal 2008, $3.4 million in fiscal 2007 and $1.5 million in fiscal 2006. Dividends per share were $0.20, $0.16 and $0.07 in fiscal years 2008, 2007 and 2006, respectively. We anticipate dividends in fiscal year 2009 to increase from $0.20 to $0.28 per share, which will result in an estimated total dividend of $5.2 million in fiscal year 2009. Our debt agreements contain restrictive covenants, which, among other things, could limit the payment of cash dividends we declare during any fiscal year under specific circumstances.
The following table sets forth certain information as of June 28, 2008 with respect to equity compensation plans under which securities are authorized for issuance:

	Number of Securities to	Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation Plans
	Warrants and Rights	Warrants and Rights	(Excluding Securities Reflected in
Plan Category (1)	(A)	(B)	Column (A))

Equity compensation plans approved by security holders:
2006 Equity Incentive Plan (2)	445,002	$40.28	1,369,677
Employee Plans (3)	1,170,784	35.72	—
1996 Directors’ Stock Option Plan	54,000	36.07	—

Total:	1,669,786	$36.95	1,369,677

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,669,786	$36.95	1,369,677

(1)	See Note 6 to our audited financial statements included in the accompanying financial statements.

(2)	Approved at the November 16, 2006 shareholder meeting.

(3)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

ISSUER PURCHASE OF EQUITY SECURITIES:
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

	Total		Total Number of
	Number of	Average	Shares Purchased as	Maximum Dollar Value of
	Shares	Price Paid	Part of Publicly	Shares that May Yet Be
Period	Purchased	Per Share	Announced Plan(1)	Purchased Under the Plan

March 30 - May 3, 2008	—	$—	—	$21,381,867
May 4 - May 31, 2008	522,600	$32.71	522,600	$79,269,548
June 1 - June 28, 2008	155,347	$34.05	155,347	$73,974,723

(1)	We plan to repurchase shares from time to time in open market, privately negotiated or other transactions in accordance with applicable securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors.
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. Under the program we repurchased 2,469,682 shares totaling $92.1 million during fiscal 2008 and 232,000 shares totaling $8.9 million during fiscal 2007. Cash spent on the repurchase of shares totaled $93.1 million during fiscal 2008 and $7.9 million during fiscal 2007. The amount of cash expended for fiscal 2007 excludes $1.0 million for shares purchased on June 29, 2007, but due to timing, the $1.0 million cash payment was made on July 2, 2007. At the end of June 2008, we had $74.0 million remaining under this authorization.
STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph compares the cumulative total return on $100 invested in our Common Stock, the Standard and Poor’s (“S&P”) 500 Stock Index and a nationally recognized group of companies in the uniform services industry (the “Peer Index”) for the past five years. The companies included in the Peer Index are Angelica Corporation, Cintas Corporation, and UniFirst Corporation.
The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a dividend reinvestment.
Copyright © 2008, Standard & Poor’s a division of The McGraw-Hill Companies, Inc.
Chart Provided by Zack’s Investment Research, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in millions, except per share data.

	2008	2007	2006	2005	2004

Revenues	$1,002.4	$929.5	$880.8	$788.8	$733.4
Net Income	46.1	43.2	41.9	38.2	33.6
Per Share Data:
Basic earnings per share	2.29	2.03	1.98	1.82	1.62
Diluted earnings per share	2.27	2.02	1.97	1.78	1.61
Dividends per share	0.20	0.16	0.07	0.07	0.07
Total Assets	1,053.2	991.8	951.1	903.2	802.7
Long-Term Debt	280.4	149.0	195.4	210.5	184.3
Stockholders’ Equity	557.5	592.0	547.4	479.8	429.5

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
Overview
G&K Services, Inc., founded in 1902 is headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. The North American rental market is approximately $7.0 billion, while the portion of the direct sale market targeted by us is approximately $5.0 billion.
Our industry continues to consolidate from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions in the rental and direct sale businesses that expand our geographic presence and/or expand our local market share and further leverage our existing plants. In fiscal year 2008, we made several small acquisitions with aggregate purchase prices of $63.8 million.
In June 2007, we entered into a strategic agreement with Dockers ® San Francisco, a market leader in men’s and women’s apparel to exclusively represent Dockers® apparel in North America as part of our direct sale and rental apparel offering for the uniform industry.
In fiscal 2008, revenue grew to $1,002.4 million, up 7.8% over the prior year as a result of organic growth, acquisitions and strengthening Canadian dollar. Our fiscal 2008 net income grew by 6.7% to $46.1 million which reflects leveraging existing infrastructures to achieve improved results, offset by cost pressures including energy costs.
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
Revenue Recognition and Allowance for Doubtful Accounts
Our rental operation business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Estimates are used in determining the collectibility of billed accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. While we have been consistent in applying our methodologies, and in making our estimates over the past three fiscal years, material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.
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
Goodwill, Intangibles and Other Long-Lived Assets
As required under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation follows the two step impairment test prescribed by SFAS 142. First we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts. If the carrying amount of a reporting unit exceeded its fair value, we would perform a second test to measure the amount of impairment loss, if any. Management completes its annual impairment tests in the fourth quarter of each fiscal year. There have been no impairments of goodwill in fiscal 2008, 2007 or 2006. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will add value. Long-lived assets and definite-lived intangible assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material write-downs of any long-lived assets or definite-lived intangible assets in fiscal 2008, 2007 or 2006.

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
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the consolidated financial statements.
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
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
				FY 2008 vs.	FY 2007 vs.
	Fiscal 2008	Fiscal 2007	Fiscal 2006	FY 2007	FY 2006

Revenues:
Rental operations	92.4%	91.2%	91.0%	9.2%	5.8%
Direct sales	7.6	8.8	9.0	(6.7)	3.2

Total revenues	100.0	100.0	100.0	7.8	5.5

Operating expenses:
Cost of rental operations	67.6	67.9	68.8	8.9	4.4
Cost of direct sales	72.6	72.1	71.7	(6.1)	3.8

Total cost of sales	68.0	68.3	69.0	7.5	4.3

Selling and administrative	22.9	23.2	22.5	6.6	9.0

Income from operations	9.0	8.5	8.5	14.1	6.0

Interest expense	1.6	1.5	1.5	11.8	5.1

Income before income taxes	7.5	7.0	7.0	14.5	6.2

Provision for income taxes	2.9	2.4	2.2	29.8	12.6

Net income	4.6%	4.6%	4.8%	6.7%	3.2%

Fiscal 2008 Compared to Fiscal 2007
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, we will periodically have a fiscal year with 53 weeks of results. Fiscal years 2008 and 2007 both had 52 weeks.
Revenues. Total revenues in fiscal 2008 rose 7.8% to $1,002.4 million from $929.5 million in fiscal 2007.
Rental revenue was up $78.4 million in fiscal 2008, a 9.2% increase over fiscal 2007. The organic industrial rental growth rate was approximately 3.00%, a decrease from approximately 4.00% in fiscal 2007. Organic rental growth resulted from increased new account sales and route performance, offset by an increase in economic-driven customer attrition and softness in overall employment levels. The organic rental growth rate is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental growth rate reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations.
Direct sale revenue was $76.6 million in fiscal 2008, a 6.7% decrease from $82.1 million in fiscal 2007. The organic direct sale growth rate was approximately negative 9.50% in fiscal year 2008 compared to positive 2.00% in fiscal year 2007. Direct sale revenue was negatively impacted by a contract with a major customer that was not renewed and by overall softness in the economy.
Cost of Rental. Cost of rental operations which includes merchandise, production and delivery expenses increased 8.9% to $626.3 million in fiscal 2008 from $575.3 million in fiscal 2007. Gross margin from rental sales increased to 32.4% in fiscal 2008 from 32.1% in the prior year. The increase in gross margins resulted from leveraging our growth in rental business, decreased merchandise and production costs, offset by higher energy costs particularly in the fourth quarter of fiscal year 2008.
Cost of Direct Sales. Cost of direct sales decreased to $55.6 million in fiscal 2008 from $59.2 million in fiscal 2007. Gross margin from direct sales decreased slightly in fiscal 2008 to 27.4% from 27.9% in fiscal 2007. The slight decrease in gross margin is due to expenses associated with the implementation of a new computer system and the impact of fixed cost absorption associated with lower direct sales volume.
Selling and Administrative. Selling and administrative expenses increased 6.6% to $230.0 million in fiscal 2008 from $215.7 million in fiscal 2007. As a percentage of total revenues, selling and administrative expenses decreased to 22.9% in fiscal 2008 from 23.2% in fiscal 2007. The improvement is the result of leveraging existing infrastructure to support increased sales and efficiencies gained through the rollout of our handheld technology throughout our route delivery organization and other productivity measures. These improvements were partially offset by costs associated with fires at two production facilities as well as higher bad debt expense associated with certain customer insolvencies.
Interest Expense. Interest expense was $15.5 million in fiscal 2008 as compared to $13.9 million in fiscal 2007. The increase was due primarily to increased borrowings to fund our share repurchase program, offset by lower interest rates.
Provision for Income Taxes. Our effective tax rate for fiscal 2008 increased to 38.5% from 34.0% in fiscal 2007. This increase is the result of larger reversals in the prior year of tax reserves that were no longer required due to the expiration of certain statutes and the resolution of certain tax matters.
Fiscal 2007 Compared to Fiscal 2006
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, we will periodically have a fiscal year with 53 weeks of results. Fiscal years 2007 and 2006 both had 52 weeks.
Revenues. Total revenues in fiscal 2007 rose 5.5% to $929.5 million from $880.8 million in fiscal 2006.
Rental revenue was up $46.2 million in fiscal 2007, a 5.8% increase over fiscal 2006. The organic industrial rental growth rate was approximately 4.00%, an improvement from 3.50% in fiscal 2006. The increase is primarily due to growth of new account sales, improved customer retention and improved pricing controls. The organic rental growth rate is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental growth rate better reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations.

Direct sale revenue was $82.1 million in fiscal 2007, a 3.2% increase over $79.6 million in fiscal 2006, largely due to the impact of the Lion Uniform Group. The organic direct sale growth rate was approximately 2.00% in fiscal year 2007 compared to 34.50% in fiscal year 2006. The decrease in organic growth was due almost entirely to the installation of a new uniform program with a major customer in our Lion Uniform Group in fiscal year 2006 that did not reoccur in fiscal year 2007.
Cost of Rental. Cost of rental operations which includes merchandise, production and delivery expenses increased 4.4% to $575.3 million in fiscal 2007 from $551.1 million in fiscal 2006. Gross margin from rental sales increased to 32.1% in fiscal 2007 from 31.2% in the prior year. The increase in gross margins resulted from leveraging our revenue growth as well an improvement in our merchandise costs in fiscal year 2007.
Cost of Direct Sales. Cost of direct sales increased to $59.2 million in fiscal 2007 from $57.1 million in fiscal 2006. Gross margin from direct sales decreased slightly in fiscal 2007 to 27.9% from 28.3% in fiscal 2006. The slight decrease in gross margin is due to a combination of increased compensation costs and increased customer fulfillment and shipping costs at our Lion Uniform Group. These costs increased primarily due to the expiration of a cost sharing arrangement between Lion Uniform Group and a third party at the end of fiscal 2006.
Selling and Administrative. Selling and administrative expenses increased 9.0% to $215.7 million in fiscal 2007 from $197.8 million in fiscal 2006. As a percentage of total revenues, selling and administrative expenses increased to 23.2% in fiscal 2007 from 22.5% in fiscal 2006. The increase in expense is due to the expansion of our sales force and the continued rollout of our information technology initiatives. These increases were partially offset by lower administrative expenses due to office productivity savings driven by our handheld initiative, leverage due to improved revenue growth and lower retirement plan and workers’ compensation expenses.
Interest Expense. Interest expense was $13.9 million in fiscal 2007 as compared to $13.2 million in fiscal 2006. The increase was due primarily to higher interest rates and slightly higher debt levels during fiscal year 2007. The increase in debt was driven by our acquisitions, offset by continued strong cash flow.
Provision for Income Taxes. Our effective tax rate for fiscal 2007 increased to 34.0% from 32.1% in fiscal 2006. This increase is the result of higher pretax income that is taxed at our statutory rate and large reversals in the prior year of tax reserves that were no longer required due to the expiration of certain statutes.
Liquidity, Capital Resources and Financial Condition
Financial Condition. We believe our financial condition is strong. In assessing our financial condition, we consider factors such as working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our growth through a combination of cash flow from operations and debt financing. We have approximately $153.7 million of available capacity under our revolving credit facility. We believe we have sufficient access to capital markets to fund our anticipated growth and potential acquisitions.
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at June 28, 2008 was $169.3 million, a $55.8 million increase from $113.5 million at June 30, 2007. This increase is primarily due to the renewal of a credit facility in the first quarter of fiscal 2008, which resulted in a reclassification of $58.0 million from current maturities of long term debt.
Operating Activities. Net cash provided by operating activities was $103.1 million in fiscal 2008, $80.4 million in fiscal 2007 and $69.5 million in fiscal 2006. Cash provided by operations increased in fiscal year 2008 primarily as a result of increased collections on accounts receivable and improved management of accounts payable as well as higher net income. Cash provided by operations in fiscal year 2007, increased as a result of higher net income and our focus on inventory management partially offset by increased payments on payables. In fiscal 2006, cash provided by operations was positively impacted by a higher net income, and timing of payments on our accounts payable and accruals which were partially offset by increased expenditures on inventory.
Investing Activities. Net cash used for investing activities was $94.1 million in fiscal 2008, $81.2 million in fiscal 2007 and $45.4 million in fiscal 2006. In fiscal 2008, 2007 and 2006 cash was largely used for acquisition of business assets and acquisition of property, plant and equipment.

Financing Activities. Financing activities used cash of $19.4 million in fiscal 2008, provided cash of $3.7 million in fiscal 2007 and used cash of $20.6 million in fiscal 2006. Cash used for financing activities in fiscal 2008 was primarily the result of cash expended for our common stock share repurchase program, partially offset by net borrowings under our credit facilities. Cash provided in fiscal 2007, was primarily the result of borrowings under our credit facilities partially offset by our repurchase of shares of our common stock and repayments on our long term debt. Cash used in fiscal 2006, was primarily for the repayments of debt. We paid dividends of $4.0 million in fiscal 2008, $3.4 million in fiscal 2007 and $1.5 million in fiscal 2006. Dividends per share were $0.20, $0.16, and $0.07 in fiscal years 2008, 2007 and 2006, respectively. We anticipate dividends in fiscal year 2009 to increase from $0.20 to $0.28 per share, which will result in an estimated total dividend of $5.2 million in fiscal year 2009.
Capital Structure. Total debt was $288.3 million at June 28, 2008, an increase of $73.5 million from the prior year balance of $214.8 million. This increase was primarily due to our share repurchase program and acquisition activity. The ratio of debt to capitalization (total debt divided by the sum of the stockholder’s equity plus total debt) was 34.1% at fiscal year end 2008 and 26.6% at fiscal year end 2007.
While cash flows could be negatively affected by a decrease in revenues, we do not believe that our revenues are highly susceptible in the short term to rapid changes within our industry. Consequently, we believe that we will fund all of the cash requirements which are reasonably foreseeable for fiscal 2009, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, and possible business acquisitions, from operating cash flow and our revolving credit facility.
We maintain a revolving credit facility of $325.0 million expiring August 31, 2010. As of June 28, 2008, borrowings outstanding under the revolving credit facility were $150.5 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of June 28, 2008, letters of credit outstanding against the revolver were $20.8 million which primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 28, 2008 bear interest at an all-in rate of 3.63% (LIBOR plus 0.88%). We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 28, 2008, the outstanding balance of the notes was $75.0 million at an all-in rate of 3.30% (LIBOR plus 0.60%).
We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. The agreement has a termination date of October 21, 2010. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At June 28, 2008, there was $40.0 million outstanding under the agreement at an all-in interest rate of 2.85% (commercial paper plus 0.43%). We also pay a fee on the unused balance of the facility.
We have $50.0 million, 8.4% unsecured private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of June 28, 2008, there was $21.4 million outstanding under the notes.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 28, 2008, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required.

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
The following table summarizes our fixed cash obligations as of June 28, 2008 for the next five fiscal years and thereafter (in millions):

	Less than	One to	Three to	After five
	one year	three years	five years	years	Total

Variable rate revolving credit facility	$—	$150.5	$—	$—	$150.5
Variable rate notes	—	—	—	75.0	75.0
Variable rate loan	—	40.0	—	—	40.0
Fixed rate notes	7.1	14.3	—	—	21.4
Other debt arrangements, including capital leases	0.8	0.6	—	—	1.4
Operating leases	23.7	30.9	16.6	4.5	75.7
Retirement benefit payments	1.8	4.1	4.7	15.5	26.1

Total contractual cash obligations	$33.4	$240.4	$21.3	$95.0	$390.1

As of June 28, 2008, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 5 to the Consolidated Financial Statements for a further discussion.
At June 28, 2008, we had available cash on hand of $12.7 million and approximately $153.7 million of available capacity under our revolving credit facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2009 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2009 will be approximately $30.0-$35.0 million. This estimate could change based on future decisions regarding potential new plant construction.
Cash generated from operations could be affected by a number of risks and uncertainties. In fiscal 2009, we may actively seek and consider acquisitions of business assets. The consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flows from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.
Off Balance Sheet Arrangements
At June 28, 2008, we had $20.8 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $75.7 million related to facility and equipment leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized income for our defined benefit pension plan of $0.5 million, expense of $1.7 million and expense of $6.9 million in fiscal 2008, 2007 and 2006, respectively. At June 28, 2008, the fair value of our pension plan assets totaled $44.2 million. We anticipate making cash contributions of approximately $0.9 million in fiscal 2009.

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
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 28, 2008, we estimate that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is consistent with the assumed rate used at both June 30, 2007 and July 1, 2006 and was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 28, 2008 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2009 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 7.20% at June 28, 2008, 6.40% at June 30, 2007 and 6.45% at July 1, 2006. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 7.20% to 6.70%) would increase our accumulated benefit obligation at June 28, 2008 by approximately $4.0 million and would have an immaterial impact on our fiscal 2009 pension expense.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Share-based Payments
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense.
Impact of Inflation
In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation or 5.0%, whichever is greater, and continued focus on operational productivity improvements.
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.6% of our total revenue.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices. This lawsuit was settled in fiscal year 2006 and is presently being administered. We are party to certain additional legal matters described below.
On August 23, 2007, the Wisconsin Department of Natural Resources (WDNR) issued a Notice of Violation (NOV) for alleged air permit violations at our Green Bay facility. The NOV alleged violations generally pertaining to washing and drying practices, the height of exhaust stacks, and recordkeeping requirements. Our representatives met with the WDNR on September 20, 2007 and again earlier this year. We believe that all of the operational issues alleged by the WDNR have been addressed. Nonetheless, on July 24, 2008, the WDNR advised us that it has referred this matter to the Wisconsin Department of Justice for possible filing of a civil complaint. The Wisconsin Department of Justice has informed us that it intends to file a civil complaint against us seeking certain forfeitures, penalties, costs and other remedies unless the matter can be resolved to its satisfaction. We will work in good faith with the Wisconsin Department of Justice to address this matter.

On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleges that our operations at this facility violate certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.
By letter dated June 25, 2008, the U.S. Environmental Protection Agency (EPA) notified us that it is preparing to bring an administrative enforcement action against us in connection with alleged violations of the Resource Conservation and Recovery Act at our facilities in Pittsburg, California and Santa Fe Springs, California. The alleged violations generally pertain to two tanks used to store recovered solvent, and to various training, reporting and contingency-planning requirements. The EPA also provided us with its letter containing (a) a list of alleged violations of California’s hazardous waste management requirements at the Pittsburg facility, and (b) hazardous-waste management recommendations made by Contra Costa Health Services following a March 27, 2008 inspection of the Pittsburg facility. We immediately engaged an outside environmental consultant and are currently working to address each of the deficiencies alleged by the EPA and California authorities.
On March 5, 2008, we were advised by the United States Securities and Exchange Commission that it is conducting an informal investigation of G&K Services, Inc. We believe this matter stems from a dispute with a former location general manager primarily related to our internal budgeting and incentive compensation program. The dispute with this former employee was previously resolved to the parties’ satisfaction.
The correspondence received from the SEC states that it has not concluded that anyone has broken the law and that the investigation does not mean the SEC has a negative opinion of any person, entity or security. We have responded to all of the SEC’s requests for documents received to date and have received no further inquiries. We will continue to cooperate fully with the SEC in working through this matter. While we cannot predict the outcome of this matter, at the current time we do not expect it to have a material adverse effect on our results of operation or financial position.
While we cannot predict the outcome of these matters, currently, none of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
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
Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(r), “Business Combinations” (SFAS No. 141(r)). This statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008 (our fiscal 2010). While we are still evaluating the impact that No. SFAS 141(r) will have on our consolidated financial statements; we do not believe it will have a material impact. We will be required to expense costs related to any acquisitions after June 30, 2009.

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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010). Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives should we have any outstanding.
We believe SFAS 141(r), SFAS 157, SFAS 159 and SFAS 161 will not have a material impact on our consolidated financial statements.
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
A sensitivity analysis was performed to measure our interest rate risk over a one-year period for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable debt and interest rate swaps is the three month LIBOR market interest rates at June 28, 2008. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 100 basis points increase and decrease on market interest rates and the impact of a gradual increase and decrease of 25 basis points. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $17.3 million. The scenario with an immediate increase or decrease of 100 basis points on market interest rates would increase or decrease forecasted interest of $17.3 million by 4.5% respectively. The scenario with a gradual 25 basis point increase or decrease would increase or decrease forecasted interest expense of $17.3 million by 1.1% respectively.
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

A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline prices at June 28, 2008, hedged gallons of 1.3 million (including unleaded and diesel), forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels and prices, our forecasted energy cost would change by approximately $0.2 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchases or normal sales” under FAS 133 and therefore, are not considered derivative instruments for accounting purposes.
Foreign Currency Exchange Risk
Our material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and as such are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.
We may periodically hedge firm commitments with our foreign subsidiary, generally with foreign currency contracts. These agreements are recorded at current market values and the gains and losses are included in earnings. There were no outstanding foreign currency contracts at June 28, 2008 or June 30, 2007.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Following is a summary of the results of operations for each of the quarters within fiscal years ended June 28, 2008 and June 30, 2007. All amounts are in millions, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth

2008
Revenues	$243.8	$255.3	$251.1	$252.2
Gross Profit	79.3	82.3	79.1	79.8
Income from Operations	23.8	23.7	21.6	21.4
Net Income	12.4	12.4	10.6	10.7
Basic Earnings per Share	0.59	0.60	0.54	0.55
Diluted Earnings per Share	0.58	0.60	0.54	0.55
Dividends per Share	0.05	0.05	0.05	0.05

2007
Revenues	$223.1	$230.8	$235.2	$240.4
Gross Profit	71.3	72.1	72.9	78.7
Income from Operations	18.3	19.0	19.9	22.2
Net Income	9.2	9.6	12.1	12.3
Basic Earnings per Share	0.43	0.46	0.57	0.57
Diluted Earnings per Share	0.43	0.45	0.57	0.57
Dividends per Share	0.04	0.04	0.04	0.04

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2008 and fiscal 2007 were both 52 week years.
In the fourth quarter of fiscal year 2008, we reclassified certain amounts in the Consolidated Statement of Operations. The line items impacted were the cost of rental operations, cost of direct sales, selling and administrative, and depreciation and amortization of intangibles. These reclassifications had the effect of eliminating the depreciation item by allocating the depreciation expense to the cost of rental operations, cost of direct sales and selling and administrative. Amortization of intangibles was reclassified to selling and administrative. Certain amounts related to production and manufacturing previously classified as selling and administrative expenses were reclassified to cost of rental operations. See the reclassification section under Note 1 to the Consolidated Financial Statements for further discussion.

These reclassifications had no impact on our previously reported income from operations, net income, or the basic and diluted earnings per share or beginning retained earnings.
The reclassifications did impact the calculation of gross profit since depreciation expense is now allocated to cost of sales. The table below reconciles the previously disclosed quarterly gross profit for fiscal 2008 and 2007 to the quarterly gross profit disclosed above.

	First	Second	Third	Fourth

2008
Gross Profit as previously reported	$88.1	$90.7	$87.9	N/A

Reclassification	(8.8)	(8.4)	(8.8)	N/A

Gross Profit as reclassified	79.3	82.3	79.1	N/A

2007
Gross Profit as previously reported	$79.4	$80.3	$81.4	$87.5

Reclassification	(8.1)	(8.2)	(8.5)	(8.8)

Gross Profit as reclassified	71.3	72.1	72.9	78.7

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
Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 28, 2008.
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

/s/ Jeffrey L. Wright Jeffrey L. Wright
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Dietz Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)

August 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. and subsidiaries (the Company) as of June 28, 2008, and June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. and subsidiaries as of June 28, 2008, and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, on July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Minneapolis, Minnesota
August 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.
We have audited G&K Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 28, 2008, and June 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 28, 2008, of the Company, and our report dated August 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP

Minneapolis, Minnesota
August 27, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 28,	June 30,	July 1,
(In thousands, except per share data)	2008	2007	2006

Revenues
Rental operations	$925,767	$847,401	$801,240
Direct sales	76,628	82,141	79,603

Total revenues	1,002,395	929,542	880,843

Operating Expenses
Cost of rental operations	626,270	575,258	551,070
Cost of direct sales	55,615	59,247	57,094
Selling and administrative	229,987	215,675	197,816

Total operating expenses	911,872	850,180	805,980

Income from Operations	90,523	79,362	74,863
Interest expense	15,543	13,901	13,226

Income before Income Taxes	74,980	65,461	61,637
Provision for income taxes	28,901	22,271	19,786

Net Income	$46,079	$43,190	$41,851

Basic weighted average number of shares outstanding	20,138	21,245	21,093
Basic Earnings per Common Share	$2.29	$2.03	$1.98

Diluted weighted average number of shares outstanding	20,277	21,424	21,253
Diluted Earnings per Common Share	$2.27	$2.02	$1.97

Dividends per Share	$0.20	$0.16	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	June 28,	June 30,
(In thousands, except share data)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$12,651	$22,759
Accounts receivable, less allowance for doubtful accounts of $4,506 and $3,405	111,307	98,276
Inventories, net	142,318	140,780
Other current assets	17,913	14,167
Current income taxes receivable	8,268	745

Total current assets	292,457	276,727

Property, Plant and Equipment
Land	32,780	33,957
Buildings and improvements	162,873	164,923
Machinery and equipment	325,434	304,578
Automobiles and trucks	33,386	36,683
Less accumulated depreciation	(301,432)	(284,145)

Total property, plant and equipment	253,041	255,996

Other Assets
Goodwill, net	434,874	380,070
Customer contracts and non-competition agreements, net	40,996	44,928
Other, principally retirement plan assets	31,806	34,093

Total other assets	507,676	459,091

Total assets	$1,053,174	$991,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,873	$21,911
Accrued expenses
Salaries and employee benefits	31,808	29,522
Other	46,474	39,405
Deferred income taxes	6,154	6,568
Current maturities of long-term debt	7,891	65,838

Total current liabilities	123,200	163,244

Long-Term Debt, net of Current Maturities	280,428	149,005
Deferred Income Taxes	35,190	34,298
Accrued Income Taxes — Long Term	12,343	—
Other Noncurrent Liabilities	44,537	53,279

Commitments and Contingencies (Notes 8 and 9)
Stockholders’ Equity
Common stock, $0.50 par value, non-convertible
Class A, 400,000,000 shares authorized, 19,132,979 and 21,290,932 shares issued and outstanding	9,551	10,645
Additional paid-in capital	—	66,863
Retained earnings	512,566	485,954
Accumulated other comprehensive income	35,359	28,526

Total stockholders’ equity	557,476	591,988

Total liabilities and stockholders’ equity	$1,053,174	$991,814

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(In thousands, except per share data)

					Accumulated Other
					Comprehensive Income (Loss)
						Minimum
	Class A	Class B	Additional		Net Unrealized	Pension	Cumulative
	Common	Common	Paid-In	Retained	Gain/(Loss) on	Liability and	Translation	Stockholders’
	Stock	Stock	Capital	Earnings	Derivatives	Other	Adjustments	Equity

Balance July 2, 2005	$9,819	$738	$61,460	$405,841	$434	$(6,128)	$7,586	$479,750
Net income	—	—	—	41,851	—	—	—	41,851
Foreign currency translation	—	—	—	—	—	—	13,205	13,205
Unrealized holding gains, net of income tax	—	—	—	—	1,327	—	—	1,327
Minimum pension liability, net of income tax	—	—	—	—	—	5,855	—	5,855

Comprehensive income								62,238
Conversion of Class B shares	738	(738)	—	—	—	—	—	—
Issuance of common stock under stock plans, net (170 shares)	85	—	2,873	—	—	—	—	2,958
Stock option-based compensation	—	—	2,781	—	—	—	—	2,781
Amortization of restricted stock	—	—	1,154	—	—	—	—	1,154
Cash dividends ($0.07 per share)	—	—	—	(1,493)	—	—	—	(1,493)

Balance July 1, 2006	10,642	—	68,268	446,199	1,761	(273)	20,791	547,388
Net income	—	—	—	43,190	—	—	—	43,190
Foreign currency translation	—	—	—	—	—	—	6,540	6,540
Unrealized holding loss, net of income tax	—	—	—	—	(769)	—	—	(769)
Pension benefit liabilities, net of tax	—	—	—	—	—	12	—	12

Comprehensive income								48,973
Adjustment for adoption of SFAS No. 158, net of tax	—	—	—	—	—	464	—	464
Issuance of common stock under stock plans, net (239 shares)	119	—	3,184	—	—	—	—	3,303
Stock option-based compensation	—	—	2,435	—	—	—	—	2,435
Share Repurchase Program (232 shares)	(116)	—	(8,797)	—	—	—	—	(8,913)
Amortization of restricted stock	—	—	1,773	—	—	—	—	1,773
Cash dividends ($0.16 per share)	—	—	—	(3,435)	—	—	—	(3,435)

Balance June 30, 2007	10,645	—	66,863	485,954	992	203	27,331	591,988
Net income	—	—	—	46,079	—	—	—	46,079
Foreign currency translation	—	—	—	—	—	—	7,425	7,425
Unrealized holding loss, net of income tax	—	—	—	—	(716)	—	—	(716)
Pension benefit liabilities, net of tax	—	—	—	—	—	124	—	124

Comprehensive income								52,912
Cumulative effect of the adoption of FIN 48	—	—	—	(1,559)	—	—	—	(1,559)
Issuance of common stock under stock plans, net (282 shares)	141	—	4,216	—	—	—	—	4,357
Stock option-based compensation	—	—	3,001	—	—	—	—	3,001
Share Repurchase Program (2,470 shares)	(1,235)	—	(77,011)	(13,867)	—	—	—	(92,113)
Amortization of restricted stock	—	—	2,931	—	—	—	—	2,931
Cash dividends ($0.20 per share)	—	—	—	(4,041)	—	—	—	(4,041)

Balance June 28, 2008	$9,551	$—	$—	$512,566	$276	$327	$34,756	$557,476

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 28,	June 30,	July 1,
(In thousands)	2008	2007	2006

Operating Activities:
Net income	$46,079	$43,190	$41,851
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	48,404	45,595	43,263
Deferred income taxes	3,741	(1,037)	(102)
Share-based compensation	5,932	4,208	3,935
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	(10,068)	(362)	(4,794)
Inventories	1,470	(141)	(20,683)
Accounts payable and other accrued expenses	976	(14,480)	3,951
Other	6,524	3,416	2,100

Net cash provided by operating activities	103,058	80,389	69,521

Investing Activities:
Property, plant and equipment additions, net	(27,057)	(31,515)	(31,968)
Acquisition of business assets, net of cash	(63,820)	(46,966)	(11,455)
Purchases of investments, net	(3,223)	(2,688)	(1,967)

Net cash used for investing activities	(94,100)	(81,169)	(45,390)

Financing Activities:
Payments of long-term debt	(7,534)	(7,710)	(7,835)
Proceeds from (payments of) short-term borrowings, net	81,001	19,442	(14,228)
Cash dividends paid	(4,041)	(3,435)	(1,493)
Issuance of common stock, primarily under stock option plans	4,357	3,303	2,958
Purchase of common stock	(93,142)	(7,883)	—

Net cash (used for) provided by financing activities	(19,359)	3,717	(20,598)

(Decrease) Increase in Cash and Cash Equivalents	(10,401)	2,937	3,533
Effect of Exchange Rates on Cash	293	132	812

Cash and Cash Equivalents:
Beginning of year	22,759	19,690	15,345

End of year	$12,651	$22,759	$19,690

Supplemental Cash Flow Information:
Cash paid for -
Interest	$15,560	$12,851	$12,689

Income taxes	$22,950	$30,414	$24,962

Non-Cash Transactions:
Notes payable issued to sellers in business acquisitions	$—	$—	$(1,419)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share and per share data)
1. Summary of Significant Accounting Policies
Nature of Business
G&K Services, Inc. is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also manufacture certain uniform garments that are used to support our garment rental and direct purchase programs. We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of our organization and our subsidiaries, all of which are wholly owned. Material intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is the 52 week or 53 week period ending on the Saturday nearest June 30. All references herein to “2008”, “2007” and “2006”, mean the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively. All three fiscal years were comprised of 52 weeks.
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
Cash and Cash Equivalents
All short-term, highly liquid investments with a maturity of three months or less at the date of acquisition are classified as cash and cash equivalents.
Accounts Receivable
Accounts receivable is recorded net of an allowance for expected losses and the fair value approximates the book value. The allowance, recognized as an amount equal to the anticipated future write-offs, is based on the age of outstanding balances, analysis of specific accounts and historical bad debt expense and current economic trends.
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

We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. While we believe that adequate reserves for inventory obsolescence have been made in the consolidated financial statements, product lines and customer requirements may change and we could experience additional inventory write-downs in the future. The components of inventories as of June 28, 2008 and June 30, 2007 are as follows:

	June 28,	June 30,
	2008	2007

Raw Materials	$5.3	$5.5
Work in Process	4.7	4.4
Finished Goods	50.9	52.9

New Goods	$60.9	$62.8

Merchandise In Service	$81.4	$78.0

Total Inventories	$142.3	$140.8

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation (including for assets under capital leases) is generally computed using the straight-line method over the following estimated useful lives:

Life
(Years)

Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10

Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense for fiscal years 2008, 2007, and 2006 was $37.3 million, $34.8 million and $32.5 million, respectively.
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
The carrying value of goodwill is evaluated on an annual basis and also when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill in fiscal 2008, 2007 or 2006.
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
Foreign Currency
Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded in accumulated other comprehensive income, as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations and were not material in fiscal 2008, 2007 or 2006.
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
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the consolidated financial statements.
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

For the Fiscal Years Ended (In thousands)	2008	2007	2006

Weighted average number of common shares outstanding used in computation of basic earnings per share	20,138	21,245	21,093

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	139	179	160

Shares used in computation of diluted earnings per share	20,277	21,424	21,253

Potential common shares of 1,126,000; 564,000; and 553,000 related to our outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2008, 2007 and 2006, respectively. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.
Derivative Financial Instruments
In the ordinary course of business, we enter into derivative transactions to manage our interest rate and energy price risk and account for the derivatives in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related authoritative guidance. All derivative instruments are recorded as other assets or other liabilities at fair value and subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Cash flows associated with derivatives are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.
Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. We currently have outstanding hedges of approximately 1.3 million gallons of unleaded gasoline and diesel fuel over the next 12 months. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until expense from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
Share-based Payments
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense.

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
Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(r), “Business Combinations” (SFAS No. 141 (r)). This statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008 (our fiscal 2010). While we are still evaluating the impact that No. SFAS 141(r) will have on our consolidated financial statements; we do not believe it will have a material impact. We will be required to expense costs related to any acquisitions after June 30, 2009.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010). Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives should we have any outstanding.
We believe SFAS 141(r), SFAS 157, SFAS 159 and SFAS 161 will not have a material impact on our consolidated financial statements.
Reclassifications
In the fourth quarter of fiscal year 2008, we reclassified certain amounts in the Consolidated Statement of Operations. The line items impacted were the cost of rental operations, cost of direct sales, selling and administrative; depreciation and amortization of intangibles. These reclassifications had the effect of eliminating the depreciation item by allocating the depreciation expense to the cost of rental operations, cost of direct sales; and selling and administrative. Amortization of intangibles was reclassified to selling and administrative. Certain amounts related to production and manufacturing previously classified as selling and administrative expenses were reclassified to cost of rental operations.

These reclassifications had no impact on our previously reported income from operations, net income, or the basic and diluted earnings per share amounts or beginning retained earnings.
The following tables summarize the changes to originally reported amounts and subtotals in the fiscal year 2007 and 2006 Consolidated Statements of Operations.

	Fiscal Year 2007
	As Previously
	Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$541.4	$33.9	$575.3
Cost of direct sales	59.6	(0.4)	59.2
Selling and administration	203.6	12.1	215.7
Depreciation	34.8	(34.8)	—
Amortization of intangibles	10.8	(10.8)	—

Total operating expenses	$850.2	$—	$850.2

	Fiscal Year 2006
	As Previously
	Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$518.6	$32.5	$551.1
Cost of direct sales	57.5	(0.4)	57.1
Selling and administration	186.6	11.2	197.8
Depreciation	32.5	(32.5)	—
Amortization of intangibles	10.8	(10.8)	—

Total operating expenses	$806.0	$—	$806.0

2. Acquisitions
During each of fiscal 2008, 2007 and 2006, we made several small acquisitions. The total purchase consideration, including related acquisition costs, and purchase price adjustments from prior year acquisitions as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2008	2007	2006

Total purchase price and related acquisition costs	$63.8	$47.0	$11.5
Goodwill	51.7	27.8	5.4

3. Goodwill and Intangible Assets
Goodwill includes the following:

	United States	Canada	Total

Balance as of July 1, 2006	$286.2	$63.3	$349.5
Acquisitions, net of purchase accounting adjustments	29.6	(1.8)	27.8
Foreign currency translation and other	—	2.8	2.8

Balance as of June 30, 2007	315.8	64.3	380.1
Acquisitions, net of purchase accounting adjustments	51.7	—	51.7
Foreign currency translation and other	—	3.1	3.1

Balance as of June 28, 2008	$367.5	$67.4	$434.9

Our other intangible assets, which are included in other assets on the consolidated balance sheet, are as follows:

	June 28, 2008	June 30, 2007
Customer contracts	$119.4	$111.7
Accumulated amortization	(79.5)	(68.5)

Net	$39.9	$43.2

Non-competition agreements	$11.1	$11.1
Accumulated amortization	(10.0)	(9.4)

Net	$1.1	$1.7

The customer contracts include the combined value of the written service agreements and the related customer relationship. Amortization expense was $11.1 million, $10.8 million and $10.8 million for fiscal 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of June 28, 2008 is as follows:

2009	$7.6
2010	7.4
2011	6.7
2012	6.0
2013	4.5
4. Long-Term Debt
Debt as of June 28, 2008 and June 30, 2007 includes the following:

	2008	2007

Borrowings under unsecured revolving credit facility	$150.5	$51.5
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	40.0	58.0
Borrowings under unsecured fixed rate notes	21.4	28.5
Other debt arrangements including capital leases	1.4	1.8

	288.3	214.8
Less current maturities	(7.9)	(65.8)

Total long-term debt	$280.4	$149.0

We maintain a $325.0 million unsecured revolving credit facility expiring August 31, 2010. As of June 28, 2008, borrowings outstanding under the revolving credit facility were $150.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of June 28, 2008, letters of credit outstanding against the revolver were $20.8 million.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 28, 2008 bear interest at an all-in rate of 3.63% (LIBOR plus 0.88%). We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of unsecured variable rate private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. The interest rate is reset and interest payments are paid on a quarterly basis. As of June 28, 2008, the outstanding balance of the notes was $75.0 million at an all-in rate of 3.30% (LIBOR plus 0.60%).

We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. This agreement has a termination date of October 21, 2010. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We used the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At June 28, 2008, there was $40.0 million outstanding under the agreement at an all-in interest rate of 2.85% (commercial paper plus 0.43%). We also pay a fee on the unused balance of the facility.
We have issued $50.0 million of 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of June 28, 2008, the outstanding balance was $21.4 million.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 28, 2008, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.
The fair value of our long-term debt is determined using quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the long-term debt under the unsecured revolving credit facility, unsecured variable rate notes and secured variable rate loans approximates their carrying value as of June 28, 2008 and June 30, 2007. The fair value of the unsecured fixed rate notes was $22.6 million and $29.7 million as of June 28, 2008 and June 30, 2007, respectively.
The following table summarizes payments due on long-term debt, including capital leases, as of June 28, 2008 for the next five fiscal years and thereafter:

2009	$7.9
2010	7.4
2011	198.0
2012	—
2013	—
2014 and thereafter	75.0
5. Derivative Financial Instruments
We use derivative financial instruments to limit exposure to changes in interest rates and energy prices. Interest rate swap contracts are used to balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts are reflected at fair value in the consolidated balance sheet. As these derivatives qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to interest expense. Of the $0.8 million loss deferred in other comprehensive income at June 28, 2008, a $1.7 million loss is expected to be reclassified to interest expense in the next twelve months. The net effect of this accounting is that interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates.
At June 28, 2008, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on three-month LIBOR on $100.0 million notional amount of indebtedness, of which $20.0 million will mature in fiscal year 2009. At June 30, 2008, we also have forward starting interest rate swaps of $145.0 million that pay fixed rates of interest and receive variable rates of interest. The average rate on the $245.0 million of interest rate swaps was 4.3% at June 28, 2008. These swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period. If these swap agreements were to be terminated, we would have incurred an after-tax loss on the contracts of $0.8 million as of June 28, 2008 and an after-tax gain of $0.9 million as of June 30, 2007.

In addition, we purchase futures contracts to effectively hedge a portion of our anticipated fuel commodity purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and as these derivatives qualify for cash flow hedge designation the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity the other comprehensive income or loss is reclassified to cost of rental operations. Of the $1.1 million gain deferred in other comprehensive income at June 30, 2008, the entire amount is expected to be reclassified to cost of rental operations in the next twelve months. If these contracts were to be terminated, we would have incurred an after-tax gain on the contracts of $1.1 million as of June 28, 2008. These contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness of these instruments were not material to any one period.
We may also enter into foreign currency exchange contracts to hedge firm commitments with our foreign subsidiary. These agreements are recorded at current market values and the gains and losses are included in earnings. There were no outstanding foreign contracts at June 28, 2008 and at June 30, 2007.
6. Stockholders’ Equity
We formerly issued both Class A and Class B shares of our stock. Upon the retirement of a former officer of the Company, effective December 31, 2005, all Class B shares outstanding were converted on a share-for-share basis to Class A shares. As of June 28, 2008 and June 30, 2007, the only shares outstanding were Class A shares. Each share of Class A common stock is entitled to one vote and is freely transferable.
In the fourth quarter of fiscal 2008, our Board of Directors authorized the expansion of our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in the fourth quarter of fiscal 2007. We intend to repurchase shares from time to time in the open market, privately negotiated or other transactions in accordance with applicable federal securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors. Under the program we repurchased 2,469,682 shares for $92.1 million during fiscal 2008 and 232,000 shares for $8.9 million during fiscal 2007. Cash spent on the repurchase of shares totaled $93.1 million during fiscal 2008 and $7.9 million during fiscal 2007. The amount of cash expended for fiscal 2007 excludes $1.0 million for shares purchased on June 29, 2007, but due to timing, the $1.0 million cash payment was made July 2, 2007. As of June 28, 2008, we have $74.0 million remaining under this authorization.
Share-Based Payment Plans
On November 16, 2006 our shareholders approved the 2006 Equity Incentive Plan (the “2006 plan”). Under the 2006 plan, a maximum of 2,000,000 equity awards can be granted. Only 667,000 of the awards granted under the 2006 plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of June 28, 2008, 1,369,677 equity awards were available for grant. The only plan available to grant equity compensation as of June 28, 2008, is the 2006 plan. Shares that were available but not granted under all previous plans have been deauthorized and therefore no additional shares remain available for grant.
The 2006 plan provides for certain stock awards, including stock options at fair market value and non-vested restricted shares, to our key employees and non-employee directors. On the date individuals become a non-employee director, they receive a grant of 3,000 nonqualified stock options (initial grant) that vest over three years. In addition, on the first business day of each calendar year that a non-employee director is serving, the non-employee director receives 2,400 nonqualified stock options that vest on the first anniversary of the grant and an unrestricted stock grant of 1,200 shares. Exercise periods for the stock options are generally limited to a maximum of 10 years and a minimum of one year. Stock options issued to employees generally vest over three years while restricted stock grants to employees generally vest over five years.
We adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(r)”) in the first quarter of fiscal 2006 under the modified retrospective transition method. SFAS 123(r) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that the fair value of all share-based transactions, including grants of employee stock options, be recognized in the income statement. Under the modified retrospective transition method, all prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the Notes to Consolidated Financial Statements.

Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). The amount of compensation cost that has been recognized in the consolidated statements of operations was $5.9 million, $4.2 million, and $3.9 million for fiscal years 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.2 million, $1.6 million and $1.5 million for fiscal years 2008, 2007, and 2006, respectively. No amount of share-based compensation expense was capitalized during the periods presented.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatilities are based on the historic volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for each option is the interpolated market yield on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option.

	For the Fiscal Years
	2008	2007	2006

Expected share price volatility	19.5% - 23.5%	23.2% - 27.4%	24.4% - 25.0%
Weighted average volatility	22.5%	24.6%	24.4%
Expected annual dividend per share	$0.20	$0.16	$0.07
Expected term (in years)	5-6	5-6	4-5
Risk free rate	2.5% - 4.4%	4.5% - 4.8%	3.8% - 4.9%

A summary of stock option activity under our plans as of June 28, 2008, and changes during the year then ended is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
Options	Shares	Exercise Prices	(in years)	Intrinsic Value

Outstanding at June 30, 2007	1,473,622	$35.78
Granted	416,913	40.43
Exercised	(130,118)	34.16
Forfeited or expired	(90,631)	38.18

Outstanding at June 28, 2008	1,669,786	$36.95	6.81	$0.6

Exercisable at June 28, 2008	1,036,946	$35.71	5.66	$0.6

The weighted-average fair value of stock options on the date of grant during the fiscal years ended 2008, 2007, and 2006 was $10.64, $10.09, and $10.90, respectively. The total intrinsic value of stock options exercised was $0.8 million for each of fiscal years 2008, 2007, and 2006. As of June 28, 2008, there was $2.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our stock option plan.
We received total cash as a result of the exercise of stock options in fiscal years 2008, 2007 and 2006 of $4.2 million, $3.2 million and $2.8 million, respectively.
A summary of the status of our non-vested shares of restricted stock as of June 28, 2008 and changes during the year ended June 28, 2008, is presented below:

		Weighted-Average
Non-vested Shares	Shares	Grant-Date Fair Value

Non-vested at June 30, 2007	202,336	$35.92
Granted	174,510	39.68
Vested	(48,659)	35.51
Forfeited	(36,602)	35.55

Non-vested at June 28, 2008	291,585	$38.07

As of June 28, 2008, there was $7.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our restricted stock plan. That expense is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the fiscal years ended 2008, 2007 and 2006 was $1.7 million, $1.2 million and $0.9 million, respectively.
7. Income Taxes
The components of the provision for income taxes are as follows:

Fiscal Years	2008	2007	2006

Current:
Federal	$10.2	$10.7	$8.6
State and local	2.7	2.1	2.2
Foreign	9.5	13.6	10.2

	22.4	26.4	21.0
Deferred	6.5	(4.1)	(1.2)

	$28.9	$22.3	$19.8

The reconciliation between income taxes using the statutory federal income tax rate and the recorded income tax provision is as follows:

Fiscal Years	2008	2007	2006

Federal taxes at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.9%	1.8%	2.3%
Foreign earnings taxed at different rates	(0.5%)	(0.2%)	2.0%
Change in tax contingency reserve	0.9%	(2.6%)	(4.7%)
Permanent differences and other, net	1.2%	—	(2.5%)

Effective rate	38.5%	34.0%	32.1%

The change in the tax contingency reserve in 2007 and 2006 was the result of the expiration of certain statutes and the favorable resolution of other tax matters. The change in the tax contingency reserve in 2008 was the result of the expiration of certain statutes offset by reserve additions due to current year tax positions.
Significant components of our deferred tax assets and deferred tax liabilities as of June 28, 2008 and June 30, 2007 are as follows:

	2008	2007

Deferred tax liabilities:
Inventory	$(21.6)	$(20.1)
Depreciation	(21.3)	(18.8)
Intangibles	(38.0)	(33.0)

Total deferred tax liabilities	(80.9)	(71.9)
Deferred tax assets:
Accruals and reserves	32.7	25.1
Other	6.9	5.9

Total deferred tax assets	39.6	31.0

Net deferred tax liabilities	$(41.3)	$(40.9)

As of June 28, 2008, we have no foreign tax credit carry-forwards.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $59.1 million and $42.4 million as of June 28, 2008 and June 30, 2007, respectively. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries.

As discussed in Note 1, effective July 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recorded a $7.0 million increase to accrued tax liabilities, a $5.4 million increase to deferred tax assets, and a $1.6 million decrease to the beginning balance of retained earnings on our balance sheet.
We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Upon adoption of FIN 48, we had $1.8 million of accrued interest and penalties related to uncertain tax positions, of which $1.4 million would favorably affect our effective tax rate in any future periods, if recognized. At June 28, 2008, we had $2.2 million of accrued interest and penalties related to uncertain tax positions, of which $1.5 million would favorably affect our effective tax rate in any future periods, if recognized.
We file income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2004 and 2003, respectively. With few exceptions, we are no longer subject to state and local income tax examinations for years before fiscal year 2004.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal Year 2008

Beginning balance	$13.7
Tax positions related to current year:
Gross increase	3.3
Gross decrease	—
Tax positions related to prior years:
Gross increase	0.8
Gross decrease	(0.8)
Settlements	(0.2)
Lapses in statutes of limitations	(1.4)

Ending balance	$15.4

As of June 28, 2008 and July 1, 2007, the total amount of unrecognized tax benefits was $15.4 million and $13.7 million, respectively, of which $5.0 million and $4.2 million would favorably affect the effective tax rate, if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
8. Employee Benefit Plans
Pension Plan and Supplemental Executive Retirement Plan
We have a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all employees, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We make annual contributions to the Pension Plan consistent with federal funding requirements.
Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. In years prior to fiscal year 2007, we purchased life insurance contracts that could have been used to fund the retirement benefits under this plan. In fiscal year 2007, to better leverage our resources we redeemed the cash surrender value of a number of life insurance policies for $6.3 million and invested the proceeds in high quality debt and equity instruments. These investments in conjunction with the remaining life insurance policies may be used to fund the retirement benefits. The value of the investment instruments and the net cash surrender value of the contracts as of June 28, 2008 and June 30, 2007 were $11.6 million and $15.0 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.
We froze the Pension Plan and SERP effective January 1, 2007. All benefits earned by the defined benefit plans participants through the end of calendar year 2006 will be available upon retirement under the plan provisions. Future growth in benefits will no longer occur beyond December 31, 2006. We incurred $0.2 million and $0.1 million of costs in fiscal year 2006 associated with the curtailment of the pension plan and SERP, respectively.

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
The incremental effect of adopting the recognition provisions of SFAS No. 158 on individual line items in the consolidated balance sheet at June 30, 2007 is shown below:

	Before adoption of		After adoption of
	SFAS No. 158	Adjustments	SFAS No. 158
Other, principally retirement plan assets	$34.2	$(0.1)	$34.1
Total other assets	459.2	(0.1)	459.1
Total assets	$991.9	$(0.1)	$991.8

Deferred income taxes	$34.0	$0.3	$34.3
Other noncurrent liabilities	54.2	(0.9)	53.3
Accumulated other comprehensive income	28.0	0.5	28.5
Total stockholders’ equity	591.5	0.5	592.0
Total liabilities and stockholders’ equity	$991.9	$(0.1)	$991.8

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2008 is not material.
Obligations and Funded Status at June 28, 2008 and June 30, 2007

	Pension Plan		SERP
	2008	2007	2008	2007

Change in benefit obligation:
Projected benefit obligation, beginning of year	$51.6	$48.5	$11.8	$11.0
Service cost	—	1.4	—	0.3
Interest cost	3.3	3.1	0.7	0.7
Actuarial (gain) loss	(6.2)	(0.1)	(1.5)	0.3
Benefits paid	(1.7)	(1.3)	(0.5)	(0.5)

Projected benefit obligation, end of year	$47.0	$51.6	$10.5	$11.8

Change in plan assets:
Fair value of plan assets, beginning of year	$41.5	$32.8	$—	$—
Actual return on plan assets	(3.8)	4.8	—	—
Employer contributions	8.2	5.2	0.5	0.5
Benefits paid	(1.7)	(1.3)	(0.5)	(0.5)

Fair value of plan assets, end of year	$44.2	$41.5	$—	$—

Funded status-net amount recognized	$(2.8)	$(10.1)	$(10.5)	$(11.8)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2008	2007	2008	2007

Accrued benefit liability	$(2.8)	$(10.1)	$(10.5)	$(11.8)

Net amount recognized	$(2.8)	$(10.1)	$(10.5)	$(11.8)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $47.0 million, $47.0 million and $44.2 million, respectively, as of June 28, 2008 and $51.6 million, $51.6 million and $41.5 million, respectively, as of June 30, 2007. No pension plans had plan assets in excess of accumulated benefit obligations at June 28, 2008 or June 30, 2007.

Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2008	2007	2006	2008	2007	2006

Service cost	$—	$1.4	$4.8	$—	$0.3	$0.9
Interest cost	3.2	3.1	3.2	0.7	0.7	0.8
Expected return on assets	(3.7)	(2.8)	(2.5)	—	—	—
Loss	—	—	1.4	—	—	0.3

Net periodic benefit cost (income)	$(0.5)	$1.7	$6.9	$0.7	$1.0	$2.0

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at June 28, 2008 and June 30, 2007:

	Pension Plan		SERP
	2008	2007	2008	2007

Discount rate	7.20%	6.40%	7.05%	6.30%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended June 28, 2008 and June 30, 2007:

	Pension Plan		SERP
	2008	2007	2008	2007

Discount rate	6.40%	6.45%	6.30%	6.40%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	N/A	4.25	N/A	5.00

To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and the future expectations of returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption.
Additional Information
The targeted asset allocations in the pension plan at June 28, 2008 and June 30, 2007 are as follows:

	2008	2007

International equity	15%	15%
Large cap equity	35	35
Small cap equity	10	10
Fund of hedge funds	15	15
Fixed income	25	25

Total	100%	100%

The asset allocation strategy for 2008 targets 25%-35% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complimentary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10% of assets, except for certain government backed securities.

Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. The plan held approximately 67,500 shares of our Class A common stock at July 1, 2006, with a market value of $2.3 million. The plan received an immaterial amount of dividends on our Class A common stock during fiscal 2007 and fiscal 2006. During fiscal 2007, the pension plan participated in our share repurchase program and sold all of the 67,500 shares of our class A common stock for total proceeds of $2.6 million. We expect to contribute $0.9 million to our pension plan and $0.5 million to the SERP in fiscal year 2009.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP

2009	$1.3	$0.5
2010	1.4	0.5
2011	1.6	0.6
2012	1.7	0.6
2013	1.8	0.6
2014 and thereafter	11.9	3.6

Union Pension Plans
Certain of our employees are covered by union-sponsored, collectively bargained, multi-employer pension plans (“Union Plans”). We contributed and charged to expense $2.5 million in fiscal 2008, $1.9 million in fiscal 2007 and $1.8 million in fiscal 2006 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. We may be liable for our share of unfunded vested benefits related to the Union Plans. Information from the Union Plans’ administrators is not available to permit us to accurately determine our share of unfunded vested benefits.
401(k) Plan
All full-time nonunion employees are eligible to participate in a 401(k) plan. We match a portion of the employee’s salary reduction contributions and provide investment choices for the employee. The matching contributions under the 401(k) plan made prior to January 1, 2007 vest over a five-year employment period, while matching contributions made after that date vest immediately. We incurred matching contribution expense of $7.9 million in fiscal 2008, $5.1 million in fiscal 2007 and $2.0 million in fiscal 2006. The increase from fiscal 2006 to fiscal 2008 is the result of an increase in our company matching percentage and an increase in the participation in the 401(k) plan due to the action taken in fiscal year 2007 to freeze the pension plans as discussed earlier.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan (“DEFCO Plan”), we match a portion of the designated employees’ contributions. Our matching contributions under the DEFCO Plan were $1.5 million in fiscal 2008, $0.9 million in fiscal 2007 and $0.5 million in fiscal 2006. The accumulated benefit obligation of $17.1 million as of June 28, 2008 and $16.7 million as of June 30, 2007 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At June 28, 2008 and June 30, 2007, the estimated fair value of the investments was $17.1 million and $16.7 million, and the cost of the investments was $17.6 million and $14.3 million, respectively.

9. Commitments and Contingencies
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices. This lawsuit was settled in fiscal year 2006 and is presently being administered. We are party to certain additional legal matters described below.
On August 23, 2007, the Wisconsin Department of Natural Resources (WDNR) issued a Notice of Violation (NOV) for alleged air permit violations at our Green Bay facility. The NOV alleged violations generally pertaining to washing and drying practices, the height of exhaust stacks, and recordkeeping requirements. Our representatives met with the WDNR on September 20, 2007 and again earlier this year. We believe that all of the operational issues alleged by the WDNR have been addressed. Nonetheless, on July 24, 2008, the WDNR advised us that it has referred this matter to the Wisconsin Department of Justice for possible filing of a civil complaint. The Wisconsin Department of Justice has informed us that it intends to file a civil complaint against us seeking certain forfeitures, penalties, costs and other remedies unless the matter can be resolved to its satisfaction. We will work in good faith with the Wisconsin Department of Justice to address this matter.
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleges that our operations at this facility violate certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.
By letter dated June 25, 2008, the U.S. Environmental Protection Agency (EPA) notified us that it is preparing to bring an administrative enforcement action against us in connection with alleged violations of the Resource Conservation and Recovery Act at our facilities in Pittsburg, California and Santa Fe Springs, California. The alleged violations generally pertain to two tanks used to store recovered solvent, and to various training, reporting and contingency-planning requirements. The EPA also provided us with its letter containing (a) a list of alleged violations of California’s hazardous waste management requirements at the Pittsburg facility, and (b) hazardous-waste management recommendations made by Contra Costa Health Services following a March 27, 2008 inspection of the Pittsburg facility. We immediately engaged an outside environmental consultant and are currently working to address each of the deficiencies alleged by the EPA and California authorities.
On March 5, 2008, we were advised by the United States Securities and Exchange Commission that it is conducting an informal investigation of G&K Services, Inc. We believe this matter stems from a dispute with a former location general manager primarily related to our internal budgeting and incentive compensation program. The dispute with this former employee was previously resolved to the parties’ satisfaction.
The correspondence received from the SEC states that it has not concluded that anyone has broken the law and that the investigation does not mean the SEC has a negative opinion of any person, entity or security. We have responded to all of the SEC’s requests for documents received to date and have received no further inquiries. We will continue to cooperate fully with the SEC in working through this matter. While we cannot predict the outcome of this matter, at the current time we do not expect it to have a material adverse effect on our results of operation or financial position.
While we cannot predict the outcome of these matters, currently, none of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
Leases
We lease certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 28, 2008:

Operating Leases

2009	$23.7
2010	17.8
2011	13.1
2012	10.5
2013	6.1
2014 and thereafter	4.5

Total minimum lease payments	$75.7

Total rent expense for operating leases, including those with terms of less than one year, was $30.0 million in fiscal 2008, $26.5 million in fiscal 2007 and $24.3 million in fiscal 2006.
10. Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes garment rental and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and restroom products. No single customer’s transactions accounted for more than 1.5% of our revenues. Substantially all of our customers are in the United States or Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations.
The segment income from operations includes the impact of an inter-company management fee which is self-eliminated in the total income from operations below. The annual intercompany management fee was $9.9 million, $1.8 million and $1.7 million for fiscal years 2008, 2007 and 2006, respectively. In fiscal year 2008, we conducted a formal transfer pricing study which resulted in an increase to the management fee of approximately $7.7 million. The increase was recorded entirely in the fourth quarter of fiscal year 2008. As a percentage of Canadian revenue this intercompany management fee increased from 1.1% to 5.4%. We expect that the annual management fee will continue to be approximately 5.4% of Canadian revenue in fiscal 2009.
Financial information by segment is as follows:

	United
	States	Canada	Elimination	Total

2008
Revenues	$820.3	$182.1	$—	$1,002.4
Income from operations	64.7	25.8	—	90.5
Interest expense	15.4	0.1	—	15.5
Total assets	983.1	171.2	(101.1)	1,053.2
Capital expenditures-net	27.2	(0.1)	—	27.1
Depreciation and amortization expense	41.3	7.1	—	48.4
Income tax expense	20.4	8.5	—	28.9
2007
Revenues	$769.0	$160.5	$—	$929.5
Income from operations	53.5	25.9	—	79.4
Interest expense	13.8	0.1	—	13.9
Total assets	931.6	172.3	(112.1)	991.8
Capital expenditures-net	29.2	2.3	—	31.5
Depreciation and amortization expense	39.1	6.5	—	45.6
Income tax expense	12.6	9.7	—	22.3
2006
Revenues	$728.4	$152.4	$—	$880.8
Income from operations	48.9	26.0	—	74.9
Interest expense	13.2	—	—	13.2
Total assets	894.7	172.6	(116.2)	951.1
Capital expenditures-net	29.3	2.7	—	32.0
Depreciation and amortization expense	37.2	6.1	—	43.3
Income tax expense	10.2	9.6	—	19.8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2008. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.
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
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to information with respect to our Proxy Statement for the fiscal year 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to information with respect to our Proxy Statement for the fiscal year 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to information with respect to our Proxy Statement for the fiscal year 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3(b) Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).

3(c) Form of share-based compensation agreement (incorporated herein by reference to the Registrant’s Form 10-K filed September 14, 2006).**

4(a) Rights Agreement, dated as of September 17, 2001, by and between G&K Services, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the Registrant’s Form 8-K filing dated September 19, 2001).

10(a) 1989 Stock Option and Compensation Plan, as amended on October 30, 1997 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on October 8, 1997). **

10(b) Amended and Restated 1996 Director Stock Option Plan, as amended March 10, 2004 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on October 12, 2005).**

10(c) 1998 Stock Option and Compensation Plan, as amended November 7, 2002 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on September 26, 2002). **

10(d) Form of Change of Control Agreement between Registrant and each of Robert G. Wood and Jeffrey L. Wright, dated February 24, 1999 (incorporated herein by reference to the Registrant’s Form 10-Q filed May 11, 1999). **

10(e) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and various institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(f) Form of Executive Employment Agreement between Registrant and each of Robert G. Wood and Jeffrey L. Wright, dated January 1, 2001 (incorporated herein by reference to the Registrant’s Form 10-K filed September 27, 2001). **

10(g) Promissory Note of Richard L. Marcantonio dated July 26, 2002 and payable to the Registrant (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002). **

10(h) Stock Pledge Agreement dated as of July 26, 2002, by and between the Registrant and Richard L. Marcantonio (incorporated herein by reference to Registrant’s Form 10-Q filed November 12, 2002). **

10(i) Change of Control Agreement between Registrant and Richard L. Marcantonio dated November 12, 2002 (incorporated herein by reference to Registrant’s Form 10-Q filed May 13, 2003). **

10(j) Loan Agreement dated November 17, 2004 among G&K Services, Inc., and its subsidiaries, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc. (incorporated herein by reference to Registrant’s Form 10-Q filed February 8, 2005).

10(k) Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors (incorporated by reference to Registrant’s Form 10-K filed September 15, 2005).

10(l) Form of Executive Employment Agreement between Registrant and David Miller, dated December 19, 2005 (incorporated herein by reference to the Registrant’s Form 10-Q filed February 3, 2006). **

10(m) Third Amendment, dated June 2, 2006 to Loan Agreement dated November 17, 2004, among the Registrant, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc. (incorporated herein by reference to the Registrant’s Form 10-K filed September 14, 2006).

10(n) Form of Executive Employment Agreement between Registrant and Richard L. Marcantonio, dated December 22, 2006 (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).**

10(o) Form of Executive Employment Agreement between Registrant and each of David Miller, Douglas Milroy, Robert Wood, and Jeffrey Wright, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**

10(p) 2006 Equity incentive plan (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).**

10(q) Fourth Amendment, dated November 15, 2006 to Loan Agreement dated November 17, 2004, among the Registrant, Three Pillars Funding LLC and Sun Trust Capital Markets, Inc. (incorporated herein by reference to the Registrant’s Form 10-K filed August 29, 2007).

10(r) First Amendment, dated May 30, 2007 to Loan Agreement dated August 31, 2005, among the Registrant, G&K Services Canada, Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s Form 10-K filed August 29, 2007).

10(s) Credit Agreement, dated August 31, 2005, by and among the Registrant, G&K Services Canada, Inc., JPMorgan Chase Bank, National Association and various lenders.*
21	Subsidiaries of G&K Services, Inc. *

23	Consent of Independent Registered Public Accounting Firm. *

24	Power of Attorney dated as of August 20, 2008. *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm and Schedule II. *

Footnotes:

*	Filed herewith

**	Compensatory plan or arrangement
(b)	Exhibits
See exhibits listed under Item 15(a)(3).
(c)	Financial Statement Schedules
See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 27, 2008	G&K SERVICES, INC. (Registrant)
	By:	/s/ Richard L. Marcantonio
Richard L. Marcantonio, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz, Vice President and Controller
(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 27th day of August, 2008, by the following persons in the capacity indicated:

/s/ Richard L. Marcantonio	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director
Richard L. Marcantonio

*	Director
Paul Baszucki

*	Director
John S. Bronson

*	Director
Lynn Crump-Caine

*	Director
J. Patrick Doyle

*	Director
Wayne M. Fortun

*	Director
Ernest J. Mrozek

*	Director
M. Lenny Pippin

*	Director
Alice M. Richter

*By:	/s/ Richard L. Marcantonio
Richard L. Marcantonio
Attorney-in-fact