Form 10-Q
period 2008-09-27
G&K SERVICES INC
filed 2008-10-31
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Common Stock, par value $0.50 per share, outstanding
October 27, 2008 was 18,967,250 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 27,
	2008	June 28,
(In thousands)	(Unaudited)	2008

ASSETS
Current Assets
Cash and cash equivalents	$21,118	$12,651
Accounts receivable, less allowance for doubtful accounts of $4,498 and $4,506	109,611	111,307
Inventories, net	143,668	142,318
Other current assets	25,321	26,181

Total current assets	299,718	292,457

Property, Plant and Equipment, net	248,162	253,041
Goodwill	433,435	434,874
Other Assets	67,996	72,802

Total assets	$1,049,311	$1,053,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,562	$30,873
Accrued expenses	78,025	78,282
Deferred income taxes	6,058	6,154
Current maturities of long-term debt	7,832	7,891

Total current liabilities	118,477	123,200

Long-Term Debt, net of Current Maturities	291,845	280,428
Deferred Income Taxes	33,905	35,190
Accrued Income Taxes — Long Term	12,275	12,343
Other Noncurrent Liabilities	44,592	44,537
Stockholders’ Equity	548,217	557,476

Total liabilities and stockholders’ equity	$1,049,311	$1,053,174

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 27,	September 29,
(In thousands, except per share data)	2008	2007

Revenues
Rental operations	$229,133	$226,068
Direct sales	16,103	17,718

Total revenues	245,236	243,786

Operating Expenses
Cost of rental operations	161,832	151,735
Cost of direct sales	12,084	12,731
Selling and administrative	61,891	55,484

Total operating expenses	235,807	219,950

Income from Operations	9,429	23,836
Interest expense	3,597	3,958

Income before Income Taxes	5,832	19,878
Provision for income taxes	4,374	7,514

Net Income	$1,458	$12,364

Basic weighted average number of shares outstanding	18,662	21,108
Basic Earnings per Common Share	$0.08	$0.59

Diluted weighted average number of shares outstanding	18,793	21,320
Diluted Earnings per Common Share	$0.08	$0.58

Dividends per share	$0.07	$0.05

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 27,	September 29,
(In thousands)	2008	2007

Operating Activities:
Net income	$1,458	$12,364
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,422	11,594
Other adjustments	2,177	(1,441)
Changes in current operating items, exclusive of acquisitions	(6,092)	(11,344)
Other assets and liabilities	2,744	3,165

Net cash provided by operating activities	11,709	14,338

Investing Activities:
Property, plant and equipment additions, net	(6,420)	(2,365)
Acquisitions of business assets, net	14	(40,294)
Purchases of investments, net	—	(1,348)

Net cash used for investing activities	(6,406)	(44,007)

Financing Activities:
Payments of long-term debt	(7,141)	(7,314)
Proceeds from revolving credit facilities, net	18,500	38,601
Cash dividends paid	(1,328)	(1,074)
Net issuance of common stock, primarily under stock option plans	207	1,705
Purchase of common stock	(6,776)	(11,244)

Net cash provided by financing activities	3,462	20,674

Increase/(Decrease) in Cash and Cash Equivalents	8,765	(8,995)
Effect of Exchange Rates on Cash	(298)	701

Cash and Cash Equivalents:
Beginning of period	12,651	22,759

End of period	$21,118	$14,465

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
Three-month period ended September 27, 2008 and September 29, 2007
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements

The consolidated condensed financial statements included herein, except for the June 28, 2008 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 28, 2008, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of September 27, 2008, and the results of our operations and our cash flows for the three months ended September 27, 2008 and September 29, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three-month periods ended September 27, 2008 and September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Reclassifications

In the fourth quarter of fiscal year ended June 28, 2008, we reclassified certain amounts in the Consolidated Statements of Operations. The line items impacted were cost of rental operations, cost of direct sales, selling and administrative, and depreciation and amortization. These reclassifications had the effect of eliminating the depreciation and amortization line item by allocating the depreciation expense to the cost of rental operations, cost of direct sales, and selling and administrative and the amortization expense was reclassified to selling and administrative. Certain amounts related to production and manufacturing previously classified as selling and administrative expenses were reclassified to cost of rental operations.

As a result of the reclassifications implemented in the fourth quarter of fiscal year 2008, the results for the first quarter of fiscal year 2008 were reclassified to conform with the current year presentation. These reclassifications had no impact on our previously reported income from operations, net income, cash flows or the basic and diluted earnings per share amounts or beginning retained earnings.

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the three months ended September 29, 2007.

	For the Three Months Ended
	September 29, 2007
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$143.0	$8.7	$151.7
Cost of direct sales	12.8	—	12.8
Selling and administration	52.2	3.3	55.5
Depreciation and amortization	12.0	(12.0)	—

Total operating expenses	$220.0	$—	$220.0

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Cash Flows for the three months ended September 29, 2007.

	For the Three Months Ended
	September 29, 2007
	As Previously
	Reported	Reclassifications	As Reclassified

Operating Activities:
Depreciation and amortization	$12.0	$(0.4)	$11.6
Other assets and liabilities	2.8	0.4	3.2

Net cash provided by operating activities	$14.3	$—	$14.3

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies. We have now resolved two of these proceedings and have established reserves for the settlement of these actions. In addition to these proceedings, we have also recently experienced increased activity around the area of overall environmental compliance, including inspections by regulatory agencies. We have always committed substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in complete compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, as a result of this increased activity, we decided to enhance our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we expect to gain additional assurance with respect to our environmental compliance. During the first quarter of fiscal year 2009, we made progress in completing these inspections and are undertaking appropriate corrective actions with respect to issues discovered. Accordingly, based on the resolution of the two proceedings previously noted, the results of the regulatory agency inspections, internal reviews and other available information, we have increased our reserves for environmental matters by approximately $3.9 million and we incurred additional expenses during the quarter, including consulting and legal fees of approximately $0.6 million. These charges are recorded on the selling and administrative line item of the Consolidated Condensed Statement of Operations for three months ended September 27, 2008.

Compensation Matters

As a result of recent changes to prevailing compensation laws, together with other similarly situated companies, we have determined that it is probable that we will be required to pay additional compensation to certain affected employees for services previously rendered. While rulemaking regarding this law remains ongoing, in an effort to estimate the amount, we have conducted extensive financial analysis and have inspected available historical records. We have established a reserve of approximately $3.3 million for this liability, which we believe is sufficient to resolve this matter. This amount is recorded on the cost of rental line of the Consolidated Condensed Statement of Operations for the three months ended September 27, 2008. We do not expect this change in compensation law to materially impact our ongoing operations as we are in the process of implementing operational changes to address the situation.

2.	Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 at the beginning of the quarter ended September 27, 2008. Our adoption did not impact our consolidated financial position or results of operations. See Note 3 of the consolidated condensed financial statements for additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 at the beginning of the quarter ended September 27, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives should we have any outstanding.

In December 2007, the FASB issued SFAS No. 141(r), “Business Combinations” (SFAS No. 141 (r)). This statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations that are consummated after June 27, 2009.

We do not believe SFAS 161 and SFAS 141(r) will have a material impact on our consolidated financial statements.

3.	Fair Value Measurements

As discussed in Note 2, we adopted SFAS No. 157 at the beginning of the quarter ended September 27, 2008, subject to the deferral provisions of FSP No. 157-2, on June 29, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
-Quoted prices for similar assets or liabilities in active markets;

-Quoted prices for identical or similar assets in non-active markets;

-Inputs other than quoted prices that are observable for the asset or liability; and

-Inputs that are derived principally from or corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 27, 2008
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other current assets:
Derivative financial instruments	$—	$1.8	$1.8

Other assets:
Non-qualified, non-contributory retirement plan assets	—	9.0	9.0
Non-qualified deferred compensation plan assets	18.0	—	18.0

Accrued expenses:
Derivative financial instruments	—	3.6	3.6

Other noncurrent liabilities:
Non-qualified deferred compensation plan liability	18.1	—	18.1

Total	$36.1	$14.4	$50.5

4.	Exit, Disposal and Related Activities

In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. We expect any payments associated with these actions to be completed by September 30, 2009.

We recorded approximately $2.6 million of expense in the Consolidated Condensed Statement of Operations for the three months ended September 27, 2008. These changes principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item.

5.	Income Taxes

Our effective tax rate increased to 75.0% in the first quarter of fiscal year 2009 from 37.8% in the same period of fiscal year 2008. The current year tax rate is significantly higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges in the current year and the write-off of deferred tax assets associated with certain expiring stock options. These two items accounted for an increase in the current year effective tax rate of 29.5% and 7.4%, respectively.

6.	Per Share Data

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

	Three Months Ended
	September 27,	September 29,
	2008	2007

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.7	21.1

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.1	0.2

Shares used in computation of diluted earnings per share	18.8	21.3

Potential common shares related to our outstanding stock options and restricted stock grants of 1.2 million and 0.4 million for the three months ended September 27, 2008 and September 29, 2007 were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded their market value.
7.	Comprehensive Income

For the three-month periods ended September 27, 2008 and September 29, 2007, the components of comprehensive income were as follows:

	Three Months Ended
	September 27,	September 29,
	2008	2007

Net income	$1.5	$12.4
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(3.3)	9.9
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	(1.1)	(1.1)

Comprehensive (loss) income	$(2.9)	$21.2

8.	Inventories

The components of inventory as of September 27, 2008 and June 28, 2008 are as follows:

	September 27,	June 28,
	2008	2008

Raw Materials	$4.1	$5.3
Work in Process	4.9	4.7
Finished Goods	56.1	50.9

New Goods	$65.1	$60.9

Merchandise In Service	$78.6	$81.4

Total Inventories	$143.7	$142.3

9.	Goodwill and Intangible Assets

Goodwill includes the following:

	United States	Canada	Total

Balance as of June 28, 2008	$367.5	$67.4	$434.9
Acquisitions, net of purchase accounting adjustments	(0.1)	—	(0.1)
Foreign currency translation and other	—	(1.4)	(1.4)

Balance as of September 27, 2008	$367.4	$66.0	$433.4

Our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	September 27,	June 28,
	2008	2008

Other Intangible Assets:
Customer Contracts	$119.0	$119.4
Accumulated Amortization	(81.1)	(79.5)

Net	$37.9	$39.9

Non-Competition Agreements	$11.1	$11.1
Accumulated Amortization	(10.1)	(10.0)

Net	$1.0	$1.1

The customer contracts include the combined value of the written service agreements and the related customer relationship.
Amortization expense was $1.9 million and $2.8 million for the three months ended September 27, 2008 and September 29, 2007, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 27, 2008 is as follows:

2009 remaining	$5.6
2010	7.4
2011	6.7
2012	6.0
2013	4.4
2014	3.0

10.	Long-Term Debt

We maintain a revolving credit facility of $325.0 million expiring August 31, 2010. As of September 27, 2008, borrowings outstanding under the revolving credit facility were $209.0 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of September 27, 2008, letters of credit outstanding against the revolver were $20.8 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of September 27, 2008 bear interest at an all-in rate of 3.86% (LIBOR plus 0.88%). We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 27, 2008, the outstanding balance of the notes was $75.0 million at an all-in rate of 3.40% (LIBOR plus 0.60%).

We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. The agreement was originally scheduled to terminate October 21, 2010 but was renegotiated in October 2008 and is scheduled to terminate on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We utilize the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At September 27, 2008, there was no amount outstanding under the agreement. We are also required to pay a fee on the unused balance of the facility.

We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of September 27, 2008, there was $14.3 million outstanding under the notes.

11.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.6 million and $1.2 million for the three months ended September 27, 2008 and September 29, 2007. The number of options that have been exercised and restricted stock that vested since June 28, 2008, was 0.1 million shares.

12.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended September 27, 2008 and September 29, 2007:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Interest cost	$0.9	$0.8	$0.2	$0.2
Expected return on assets	(0.9)	(0.8)	—	—

Net periodic pension (income) cost	$—	$—	$0.2	$0.2

13.	Segment Information

We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes rental of garments, direct purchase items and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and restroom products. No single customer’s transactions accounted for more than 1.5% of our revenues. Substantially all of our customers are in the United States or Canada.

The segment income from operations includes the impact of an intercompany management fee which is self-eliminated in the total income from operations below. As a result of a formal transfer pricing study conducted at the end of fiscal year 2008, this intercompany management fee increased to 5.4% of Canadian revenue. The management fee for the first quarter of fiscal year 2009 and fiscal year 2008 is approximately 5.4% and 1.1% respectively.

We evaluate performance based on income from operations. Financial information by segment for the three-month periods ended September 27, 2008 and September 29, 2007 is as follows:

	United
For the Three Months Ended	States	Canada	Total

First Quarter Fiscal Year 2009:
Revenues	$203.5	$41.7	$245.2
Income from operations	5.6	3.8	9.4
Depreciation and amortization expense	9.8	1.6	11.4
First Quarter Fiscal Year 2008:
Revenues	$200.3	$43.5	$243.8
Income from operations	14.4	9.4	23.8
Depreciation and amortization expense	9.8	1.8	11.6

14.	Stock Repurchase

In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended September 27, 2008, we repurchased 196,219 shares totaling $6.2 million and for the three months ended September 29, 2007, we repurchased 257,300 shares totaling $10.2 million. Cash spent on the repurchase of shares totaled approximately $6.2 million during the three months ended September 27, 2008 and $11.2 million during the three months ended September 29, 2007. The amount of cash expended during the three month period ending September 29, 2007 included

$1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but not paid until July 2, 2007. As of September 27, 2008, we had $67.8 million remaining under this authorization.
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
Our industry continues to consolidate from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our rental acquisition strategy is focused on acquisitions in the rental and direct purchase businesses that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
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
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 for additional discussion of the application of these and other accounting policies.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three-month periods ended September 27, 2008 and September 29, 2007, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Percentage Change
	Ended		Three Months
	September 27,	September 29,	Fiscal Year 2009
	2008	2007	vs. Fiscal Year 2008
Revenues:
Rental operations	93.4%	92.7%	1.4%
Direct sales	6.6	7.3	(9.1)

Total revenues	100.0	100.0	0.6

Expenses:
Cost of rental operations	70.6	67.1	6.7
Cost of direct sales	75.0	71.9	(5.1)

Total cost of sales	70.9	67.5	5.7

Selling and administrative	25.2	22.8	11.5

Income from operations	3.8	9.8	(60.4)

Interest expense	1.5	1.6	(9.1)

Income before income taxes	2.4	8.2	(70.7)
Provision for income taxes	1.8	3.1	(41.8)

Net income	0.6%	5.1%	(88.2)%

Three months ended September 27, 2008 compared to three months ended September 29, 2007
Revenues. Total revenue in the first quarter of fiscal 2009 increased 0.6% to $245.2 million from $243.8 million in the first quarter of fiscal 2008.
Rental revenue increased $3.1 million, or 1.4% in the first quarter of fiscal 2009. Our organic rental revenue was consistent with the prior-year period. Organic rental growth continues to reflect solid route sales performance and higher pricing, offset by an increase in economic-driven customer attrition, reduced employment levels and lower new account sales due to difficult economic conditions. The organic rental revenue is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In addition, acquisitions accounted for approximately $3.0 million or 1.3% of revenue for the first quarter of fiscal year 2009.
Direct sale revenue decreased 9.1% to $16.1 million in the first quarter of fiscal 2009 compared to $17.7 million in the same period of fiscal 2008. The organic direct sale growth rate during the current period was a negative 10.0%. The decrease in direct sale revenue was the result of the non-renewal of a contract with a major customer in the second half of fiscal year 2008 and a decrease in demand, primarily due to the economic conditions.
Cost of Rental. Cost of rental operations increased 6.7% to $161.8 million in the first quarter of fiscal 2009 from $151.7 million in the same period of fiscal 2008. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.4% in the first quarter of fiscal 2009 from 32.9% in the same period of fiscal 2008. The decrease in rental gross margin was a result of additional costs in fiscal 2009 associated with a recent change in a compensation law requiring reserves of $3.3 million, expense reduction initiatives of approximately $1.0 million and higher energy and merchandise costs.
Cost of Direct Sales. Cost of direct sales decreased to $12.1 million in the first quarter of fiscal 2009 from $12.7 million in the same period of fiscal 2008. Gross margin from direct sales decreased to 25.0% in the first quarter of fiscal 2009 from 28.1% in the first quarter of fiscal 2008. The decrease in gross margin is primarily the result of increased freight costs and the impact of fixed cost absorption associated with lower direct sales volume.
Selling and Administrative. Selling and administrative expenses increased 11.5% to $61.9 million in the first quarter of fiscal 2009 from $55.5 million in the same period of fiscal 2008. As a percentage of total revenues, selling and administrative expenses increased to 25.2% in the first quarter of fiscal 2009 from 22.8% in the first quarter of fiscal 2008. The increase is primarily the result of $4.5 million of expense associated with certain environmental reserves and related expenses and approximately $1.6 million related to severance and other expense reduction initiatives.
Interest Expense. Interest expense was $3.6 million in the first quarter of fiscal 2009, down from $4.0 million in the same period of fiscal 2008. The decrease in interest expense is primarily the result of lower interest rates in fiscal year 2009 compared to the prior quarter, offset by higher average debt balance.
Provision for Income Taxes. Our effective tax rate increased to 75.0% in the first quarter of fiscal 2009 from 37.8% in the same period of fiscal 2008. The current year tax rate is significantly higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges in the current year and the write-off of deferred tax assets associated with certain expiring stock options. These two items accounted for an increase in the current year effective tax rate of 29.5% and 7.4%, respectively.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at September 27, 2008 was $181.2 million, up approximately 7.0% from $169.3 million at June 28, 2008. The increase in working capital is primarily due to increased cash balances in fiscal 2009.
Operating Activities. Net cash provided by operating activities was $11.7 million in the first three months of fiscal 2009 and $14.3 million in the same period of fiscal 2008. Cash generated from operating activities decreased primarily due to lower net income partially offset by lower payments on accounts payables.
Investing Activities. Net cash used in investing activities was $6.4 million in the first three months of fiscal 2009 and $44.0 million in the same period of fiscal 2008. There were no acquisitions in the first quarter of fiscal year 2009, as a result cash used in investing activities decreased when compared to the same period in the prior fiscal year. In fiscal 2009 and 2008, cash was used primarily for acquisition of business assets and purchases of property, plant and equipment.
Financing Activities. Cash provided by financing activities was $3.5 million in the first three months of fiscal 2009 and $20.7 million in the same period of fiscal 2008. Cash provided by financing activities in fiscal 2009 decreased compared to fiscal year 2008 due to the proceeds of borrowings used to finance an acquisition in fiscal year 2008. We paid dividends of $1.3 million during the first three months of fiscal 2009.
We maintain a revolving credit facility of $325.0 million expiring August 31, 2010. As of September 27, 2008, borrowings outstanding under the revolving credit facility were $209.0 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of September 27, 2008, letters of credit outstanding against the revolver were $20.8 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of September 27,

2008 bear interest at an all-in rate of 3.86% (LIBOR plus 0.88%). We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 27, 2008, the outstanding balance of the notes was $75.0 million at an all-in rate of 3.40% (LIBOR plus 0.60%).
We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to $60.0 million. The agreement was originally scheduled to terminate October 21, 2010 but was renegotiated in October 2008 and is scheduled to terminate on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. The amount of funds available under the loan agreement will be based on the amount of eligible receivables less various reserve requirements. We utilize the net proceeds of this loan to reduce indebtedness under our unsecured credit facilities. At September 27, 2008, there was no amount outstanding under the agreement. We are also required to pay a fee on the unused balance of the facility.
We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of September 27, 2008, there was $14.3 million outstanding under the notes.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year and the payments in settlement of certain matters discussed in “Part II Item 1. Legal Proceedings” of this report.
At September 27, 2008, we had available cash on hand of $21.1 million, approximately $95.2 million of available capacity under our revolving credit facility and an additional $60.0 million available under our asset securitization facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2009 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2009 will be approximately $30-$35 million.
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
Off Balance Sheet Arrangements
We rely upon access to the capital markets, including bank financing, to provide sources of liquidity for general corporate purposes, including share repurchases. Although we believe that we will be able to maintain sufficient access to the capital markets, changes in current market conditions, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets. We may access the capital markets during the remainder of fiscal 2009 dependent on our requirements and market conditions. We do not believe that the overall credit concerns in the markets would currently impede our ability to access the capital markets in the future because of the overall strength of our financial position but we cannot predict the availability of funding in all events.
At September 27, 2008, we had $20.8 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. The income and expense recognized for our defined benefit pension plan in the first quarter of fiscal 2009 and fiscal year 2008 was not significant. At June 28, 2008, the fair value of our pension plan assets totaled $44.2 million.
Effective January 1, 2007 we have frozen our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits will no longer occur beyond December 31, 2006.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 28, 2008, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 28, 2008 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2009 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 7.20% at June 28, 2008. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 7.20% to 6.70%) would increase our accumulated benefit obligation at June 28, 2008 by approximately $4.0 million.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Reclassifications
In the fourth quarter of fiscal year ended June 28, 2008, we reclassified certain amounts in the Consolidated Statements of Operations. The line items impacted were cost of rental operations, cost of direct sales, selling and administrative, and depreciation and amortization. These reclassifications had the effect of eliminating the depreciation and amortization line item by allocating the depreciation expense to the cost of rental operations, cost of direct sales, and selling and administrative and the amortization expense was reclassified to selling and administrative. Certain amounts related to production and manufacturing previously classified as selling and administrative expenses were reclassified to cost of rental operations.
As a result of the reclassifications implemented in the fourth quarter of fiscal year 2008, the results for the first quarter of fiscal year 2008 were reclassified to conform with the current year presentation. These reclassifications had no impact on our previously reported income from operations, net income, cash flows or the basic and diluted earnings per share amounts or beginning retained earnings.
The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the three months ended September 29, 2007.

	For the Three Months Ended
	September 29, 2007
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$143.0	$8.7	$151.7
Cost of direct sales	12.8	—	12.8
Selling and administration	52.2	3.3	55.5
Depreciation and amortization	12.0	(12.0)	—

Total operating expenses	$220.0	$—	$220.0

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Cash Flows for the three months ended September 29, 2007.

	For the Three Months Ended
	September 29, 2007
	As Previously
	Reported	Reclassifications	As Reclassified

Operating Activities:
Depreciation and amortization	$12.0	$(0.4)	$11.6
Other assets and liabilities	2.8	0.4	3.2

Net cash provided by operating activities	$14.3	$—	$14.3

Exit, Disposal and Related Activities
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. We expect any payments associated with these actions to be completed by September 30, 2009.
We recorded approximately $2.6 million of expense in the Consolidated Condensed Statement of Operations for the three months ended September 27, 2008. These changes principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include lawsuits that challenge the practice of charging for certain environmental services on invoices. This lawsuit was settled in fiscal year 2006 and is presently being administered. We are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.
While we cannot predict the outcome of these matters, currently, none of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies. We have now resolved two of these proceedings and have established reserves for the settlement of these actions. In addition to these proceedings, we have also recently experienced increased activity around the area of overall environmental compliance, including inspections by regulatory agencies. We have always committed substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in complete compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, as a result of this increased activity, we decided to enhance our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we expect to gain additional assurance with respect to our environmental compliance. During the first quarter of fiscal year 2009, we made progress in completing these inspections and are undertaking appropriate corrective actions with respect to issues discovered. Accordingly, based on the resolution of the two proceedings previously noted, the results of the regulatory agency inspections, internal reviews and other available information, we have increased our reserves for environmental matters by approximately $3.9 million and we incurred additional expenses during the quarter, including consulting and legal fees of approximately $0.6 million. These charges are recorded on the selling and administrative line item of the Consolidated Condensed Statement of Operations for three months ended September 27, 2008.
Compensation Matters
As a result of recent changes to prevailing compensation laws, together with other similarly situated companies, we have determined that it is probable that we will be required to pay additional compensation to certain affected employees for services previously rendered. While rulemaking regarding this law remains ongoing, in an effort to estimate the amount, we have conducted extensive financial analysis and have inspected available historical records. We have established a reserve of approximately $3.3 million for this liability, which we believe is sufficient to resolve this matter. This amount is recorded on the cost of rental line of the Consolidated Condensed Statement of Operations for the three months ended September 27, 2008. We do not expect this change in compensation law to materially impact our ongoing operations as we are in the process of implementing operational changes to address the situation
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.6 million and $1.2 million for the three months ended September 27, 2008 and September 29, 2007. The number of options that have been exercised and restricted stock that vested since June 28, 2008, was 0.1 million shares.
Adoption of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 at the beginning of the quarter ended September 27, 2008. Our adoption did not impact our consolidated financial position or results of operations. See Note 3 of the consolidated condensed financial statements for additional disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 at the beginning of the quarter ended September 27, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.
Accounting Pronouncements Not Yet Adopted
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives should we have any outstanding.

In December 2007, the FASB issued SFAS No. 141(r), “Business Combinations” (SFAS No. 141 (r)). This statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations for which the acquisition date is after June 27, 2009.
We believe SFAS 161 and SFAS 141(r) will not have a material impact on our consolidated financial statements.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this quarterly report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the first quarter of fiscal 2009 by approximately $0.5 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 27, 2008 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at September 27, 2008 is a negative $2.1 million.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in energy costs will have on our future financial results. We purchase futures contracts to effectively hedge a portion of anticipated energy purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts at September 27, 2008 is a positive $0.3 million.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleges that our operations at this facility violate certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleges two additional counts with respect to our Waterbury, Connecticut facility and one additional account regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violate certain hazardous waste rules. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve these matters, including with respect to any amounts which may be payable.
We became aware that our Des Moines, Iowa facility violated the facility’s wastewater treatment permit. In addition, we became aware that this facility incorrectly reported its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). We also understand that the U.S. EPA has referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. We are working to address each of these matters.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois and on July 31, 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspections, the U.S. EPA identified certain alleged deficiencies with respect to the operations at these facilities, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facilities. The U.S. EPA has not yet provided a written record of its findings. Since the U.S. EPA’s inspection, we have had an independent environmental consulting firm audit these facilities. This firm identified certain operational deficiencies at these facilities, and we are currently undertaking corrective actions.
On August 23, 2007, the Wisconsin Department of Natural Resources (WDNR) issued a Notice of Violation (NOV) for alleged air permit violations at our Green Bay facility. The NOV alleged violations generally pertaining to washing and drying practices, the height of exhaust stacks, and recordkeeping requirements. We entered into a stipulation and order for judgment with Wisconsin that settles Wisconsin’s allegations in this matter. Under the stipulation we did not admit any liability but we did agree to pay to Wisconsin $330,000 in forfeitures, penalties and surcharges.
By letter, dated June 25, 2008, the U.S. EPA notified us that it was preparing to bring an administrative enforcement action against us in connection with alleged violations of the Resource Conservation and Recovery Act at our facilities in Pittsburg, California and Santa Fe Springs, California. The alleged violations generally pertained to two tanks used to store recovered solvent, and to various training, reporting and contingency-planning requirements. The U.S. EPA also provided us with its letter containing: (a) a list of alleged violations of California’s hazardous waste management requirements at the Pittsburg facility, and (b) hazardous-waste management recommendations made by Contra Costa Health Services following a March 27, 2008 inspection of the Pittsburg facility. We entered into a consent agreement and final order (the “EPA Agreement”) with the U.S. EPA that settles the U.S. EPA’s allegations in this matter. Pursuant to the EPA Agreement, we agreed to pay a penalty of $425,000, but we did not admit or deny any of the allegations made by the U.S. EPA.
On March 5, 2008, we were advised by the United States Securities and Exchange Commission that it was conducting an informal investigation of G&K Services, Inc. We believe this matter stems from a dispute with a former location general manager primarily related to our internal budgeting and incentive compensation program. The dispute with this former employee was previously resolved to the parties’ satisfaction. The correspondence received from the SEC states that it has not concluded that anyone has broken the law and that the investigation does not mean the SEC has a negative opinion of any person, entity or security. We have responded to all of the SEC’s requests for documents received to date and have received no further inquiries. We will continue to cooperate fully with the SEC in working through this matter. While we cannot predict the outcome of this matter, at the current time we do not expect it to have a material adverse effect on our results of operation or financial position.
While we cannot predict the outcome of these matters, currently, none of these legal actions are expected to have a material adverse effect on our results of operations or financial position.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 28, 2008, which could materially affect our business, financial condition or future results. Except as set forth below there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 28, 2008. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results.
Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.
Our operating locations are subject to stringent environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges or pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by regulators or third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. We could also be required as a result of violations of these laws and regulations to reduce or cease use of certain equipment and limit or stop production at certain facilities. These consequences could materially and adversely affect our results of operations and financial condition and disrupt customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters and environmental contingencies, based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of additional clean-up obligations, the discovery of additional alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
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
At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated as well as the adequacy of our reserves with respect to such costs. In the first quarter of fiscal 2009, we increased our reserves for environmental matters by approximately $4.5 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstance or estimates arise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table includes information about repurchases we made of our common stock during the periods indicated:

Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (Fiscal month beginning June 29, 2008 and ending August 2, 2008)	196,219	$31.33	196,219	$67,822,146
Month #2 (Fiscal month beginning August 3, 2008 and ending August 30, 2008)	—	$—	—	$67,822,146
Month #3 (Fiscal month beginning August 31, 2008 and ending September 27, 2008)	—	$—	—	$67,822,146
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended September 27, 2008, we repurchased 196,219 shares totaling $6.2 million and for the three months ended September 29, 2007, we repurchased 257,300 shares totaling $10.2 million. Cash spent on the repurchase of shares totaled approximately $6.2 million during the three months ended September 27, 2008 and $11.2 million during the three months ended September 29, 2007. The amount of cash expended during the three month period ending September 29, 2007 included $1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but not paid until July 2, 2007. As of September 27, 2008, we had $67.8 million remaining under this authorization.
ITEM 6. EXHIBITS
a.	Exhibits
10.1 Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated by reference from our exhibit 10.1 Form 8-K filed on October 6, 2008)
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

G&K SERVICES, INC. (Registrant)
Date: October 31, 2008	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)