Form 10-Q
period 2008-12-27
G&K SERVICES INC
filed 2009-01-30
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, par value $0.50 per share, outstanding
January 26, 2009 was 18,500,954 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 27,	June 28,
	2008	2008
(In thousands)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$13,355	$12,651
Accounts receivable, less allowance for doubtful accounts of $5,075 and $4,506	103,274	111,307
Inventories, net	152,146	142,318
Other current assets	17,593	26,181

Total current assets	286,368	292,457

Property, Plant and Equipment, net	239,954	253,041
Goodwill	424,030	434,874
Other Assets	60,473	72,802

Total assets	$1,010,825	$1,053,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$32,874	$30,873
Accrued expenses	86,795	78,282
Deferred income taxes	5,429	6,154
Current maturities of long-term debt	7,712	7,891

Total current liabilities	132,810	123,200

Long-Term Debt, net of Current Maturities	277,956	280,428
Deferred Income Taxes	27,821	35,190
Accrued Income Taxes — Long Term	13,542	12,343
Other Noncurrent Liabilities	39,914	44,537
Stockholders’ Equity	518,782	557,476

Total liabilities and stockholders’ equity	$1,010,825	$1,053,174

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27,	December 29,	December 27,	December 29,
(In thousands, except per share data)	2008	2007	2008	2007

Revenues
Rental operations	$221,206	$232,208	$450,339	$458,276
Direct sales	20,547	23,060	36,650	40,778

Total revenues	241,753	255,268	486,989	499,054

Operating Expenses
Cost of rental operations	152,039	156,647	313,871	308,382
Cost of direct sales	15,217	16,334	27,301	29,065
Selling and administrative	54,989	58,555	116,880	114,039

Total operating expenses	222,245	231,536	458,052	451,486

Income from Operations	19,508	23,732	28,937	47,568
Interest expense	3,821	3,990	7,418	7,948

Income before Income Taxes	15,687	19,742	21,519	39,620
Provision for income taxes	6,149	7,305	10,523	14,819

Net Income	$9,538	$12,437	$10,996	$24,801

Basic weighted average number of shares outstanding	18,490	20,627	18,557	20,868
Basic Earnings per Common Share	$0.52	$0.60	$0.59	$1.19

Diluted weighted average number of shares outstanding	18,490	20,783	18,622	21,054
Diluted Earnings per Common Share	$0.52	$0.60	$0.59	$1.18

Dividends per share	$0.07	$0.05	$0.14	$0.10

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 27,	December 29,
(In thousands)	2008	2007

Operating Activities:
Net income	$10,996	$24,801
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	22,653	23,544
Other adjustments	2,343	282
Changes in current operating items, exclusive of acquisitions	(1,758)	(9,290)
Other assets and liabilities	3,281	4,156

Net cash provided by operating activities	37,515	43,493

Investing Activities:
Property, plant and equipment additions, net	(13,766)	(8,525)
Acquisitions of business assets, net	—	(45,204)
Purchases of investments, net	—	(1,887)

Net cash used for investing activities	(13,766)	(55,616)

Financing Activities:
Payments of long-term debt	(7,345)	(7,133)
Proceeds from revolving credit facilities, net	4,700	57,001
Cash dividends paid	(2,625)	(2,100)
Net issuance of common stock, primarily under stock option plans	209	3,289
Purchase of common stock	(16,769)	(47,227)

Net cash (used for) provided by financing activities	(21,830)	3,830

Increase (Decrease) in Cash and Cash Equivalents	1,919	(8,293)
Effect of Exchange Rates on Cash	(1,215)	487

Cash and Cash Equivalents:
Beginning of period	12,651	22,759

End of period	$13,355	$14,953

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
Three and six month periods ended December 27, 2008 and December 29, 2007
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements

The consolidated condensed financial statements included herein, except for the June 28, 2008 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 28, 2008, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of December 27, 2008, and the results of our operations for the three and six months ended and our cash flows for the six months ended December 27, 2008 and December 29, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three and six month periods ended December 27, 2008 and December 29, 2007 are not necessarily indicative of the results to be expected for the full year.

The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

Reclassifications

In the fourth quarter of fiscal year ended June 28, 2008, we reclassified certain amounts in the Consolidated Statements of Operations. The line items impacted were cost of rental operations, cost of direct sales, selling and administrative, and depreciation and amortization. Depreciation expense is included in the cost of rental operations, cost of direct sales, and selling and administrative line items. Amortization expense is included in selling and administrative. In addition, certain amounts related to production and manufacturing previously classified as cost of direct sales and selling and administrative expenses were reclassified to cost of rental operations.

As a result of the reclassifications implemented in the fourth quarter of fiscal year 2008, the results for the second quarter of fiscal year 2008 were reclassified to conform with the current year presentation. These reclassifications had no impact on our previously reported income from operations, net income, cash flows or the basic and diluted earnings per share amounts or beginning retained earnings.

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the three months ended December 29, 2007.

	For the Three Months Ended
	December 29, 2007
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$148.0	$8.6	$156.6
Cost of direct sales	16.5	(0.2)	16.3
Selling and administration	54.6	4.0	58.6
Depreciation and amortization	12.4	(12.4)	—

Total operating expenses	$231.5	$—	$231.5

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the six months ended December 29, 2007.

	For the Six Months Ended
	December 29, 2007
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$291.1	$17.3	$308.4
Cost of direct sales	29.2	(0.1)	29.1
Selling and administration	106.8	7.2	114.0
Depreciation and amortization	24.4	(24.4)	—

Total operating expenses	$451.5	$—	$451.5

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Cash Flows for the six months ended December 29, 2007.

	For the Six Months Ended
	December 29, 2007
	As Previously Reported	Reclassifications	As Reclassified

Operating Activities:
Depreciation and amortization	$24.4	$(0.9)	$23.5
Other assets and liabilities	3.3	0.9	4.2

Net cash provided by operating activities	$43.5	$—	$43.5

2.	Contingent Liabilities

Environmental matters

We are currently involved in several environmental-related proceedings by certain governmental agencies. We have recently resolved two of these proceedings and have paid the negotiated penalties in these two actions. In addition to these proceedings, we continue to experience increased activity around the area of overall environmental compliance, including inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, as a result of this increased activity, we decided to enhance our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we expect to gain additional assurance with respect to our environmental compliance. As of December 27, 2008, we have substantially completed these inspections and, where required, are undertaking appropriate corrective actions. Based on the results of the regulatory agency inspections, internal reviews and other available information, for the quarter ended December 27, 2008, we have established reserves for environmental matters of approximately $4.2 million. Total expense for these matters was $3.9 million and $0.2 million in the first quarter and second quarter of fiscal 2009, respectively.

Compensation Matters

As a result of recent changes to prevailing compensation laws, we determined that it is probable that we will be required to pay additional compensation to certain affected employees for services previously rendered. While rulemaking regarding this law remains ongoing, in an effort to estimate the amount, we have conducted extensive financial analysis and have inspected available historical records. We have established a reserve of approximately $3.3 million for this liability, which we believe is sufficient to resolve this matter. This amount was recorded in the cost of rental line of the Consolidated Condensed Statement of Operations in the first quarter of fiscal year 2009. We do not expect this change in compensation law to materially impact our ongoing operations as we are in the process of implementing operational changes to correct the issue.

3.	Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 at the beginning of the quarter ended September 27, 2008. Our adoption did not impact our consolidated financial position or results of operations. See Note 4 of the consolidated condensed financial statements for additional disclosures. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 at the beginning of the quarter ended September 27, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives.

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

We do not believe SFAS 161 and SFAS 141(r) will have a material impact on our consolidated financial statements.

4.	Fair Value Measurements

As discussed in Note 3, we adopted SFAS No. 157 at the beginning of the quarter ended September 27, 2008, subject to the deferral provisions of FSP No. 157-2, on June 29, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

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
  The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

	As of December 27, 2008
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$8.6	$8.6
Non-qualified deferred compensation plan assets	13.7	—	13.7

Total assets	$13.7	$8.6	$22.3

Accrued expenses:
Derivative financial instruments	$—	$12.8	$12.8

Total liabilities	$—	$12.8	$12.8

5.	Exit, Disposal and Related Activities

In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. We expect all payments associated with these actions to be completed by September 30, 2009.

We recorded approximately $2.6 million of expense in the Consolidated Condensed Statement of Operations during the first quarter of fiscal year 2009. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item.

6.	Income Taxes

Our fiscal 2009 year to date effective tax rate increased to 48.9% for the first six months of fiscal year 2009 from 37.4% in the same period of fiscal year 2008. The current year tax rate is significantly higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges and the write-off of deferred tax assets associated with certain expiring stock options in the first quarter of fiscal 2009. Together, these two items increased the current year to date effective tax rate by 9.0%.

7.	Per Share Data

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

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.5	20.6	18.6	20.9

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	—	0.2	—	0.2

Shares used in computation of diluted earnings per share	18.5	20.8	18.6	21.1

Potential common shares related to our outstanding stock options and restricted stock grants of 2.1 million and 1.0 million for the three months ended December 27, 2008 and December 29, 2007, respectively, and 1.6 million and 0.7 million for the six months ended December 27, 2008 and December 29, 2007, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded their market value.

8.	Comprehensive Income

For the three and six month periods ended December 27, 2008 and December 29, 2007, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Net income	$9.5	$12.4	$11.0	$24.8
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(22.3)	2.6	(25.6)	12.6
Net unrealized holding gain (loss) on derivative financial instruments, net of tax	(7.1)	(0.8)	(8.2)	(2.0)

Comprehensive (loss) income	$(19.9)	$14.2	$(22.8)	$35.4

9.	Inventories

The components of inventory as of December 27, 2008 and June 28, 2008 are as follows:

	December 27,	June 28,
	2008	2008

Raw Materials	$7.7	$5.3
Work in Process	6.1	4.7
Finished Goods	64.1	50.9

New Goods	$77.9	$60.9

Merchandise in Service	$74.2	$81.4

Total Inventories	$152.1	$142.3

10.	Goodwill and Intangible Assets

The carrying value of goodwill is evaluated on an annual basis and also when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Our last annual impairment analysis was performed in the fourth quarter of fiscal year 2008, which indicated that the estimated fair value of each reporting unit exceeded its carrying amount, including recorded goodwill. As a result, no impairment existed at that time.

During the second quarter of fiscal year 2009, there was a significant deterioration in general economic conditions and in the market value of our stock. The resulting decline in our market capitalization prompted us to conduct a goodwill analysis to determine if an impairment of goodwill existed as of December 27, 2008. Our analysis evaluated the estimated fair value of each reporting unit relative to the net book value. We prepared a discounted cash flow model to estimate fair value, which validated the reasonableness of the estimated market value plus a control premium. As a result of this analysis no impairment was recorded as of December 27, 2008.

While we cannot predict the impact of future economic conditions or the market value of our stock, continued depressed economic conditions and/or a sustained decline in our market capitalization could negatively and materially impact our assumptions and assessment of the fair value of our business. If general economic conditions or our financial performance do not improve we may be required to record a goodwill impairment charge in the future which may materially impact our financial results. We do not believe a future goodwill impairment charge, if any, will impact compliance with the debt covenants associated with our various credit facilities.

Goodwill includes the following:

	United States	Canada	Total

Balance as of June 28, 2008	$367.5	$67.4	$434.9
Acquisitions, net of purchase accounting adjustments	(0.2)	—	(0.2)
Foreign currency translation and other	(0.2)	(10.5)	(10.7)

Balance as of December 27, 2008	$367.1	$56.9	$424.0

Our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	December 27,	June 28,
	2008	2008

Other Intangible Assets:
Customer Contracts	$116.5	$119.4
Accumulated Amortization	(81.2)	(79.5)

Net	$35.3	$39.9

Non-Competition Agreements	$11.0	$11.1
Accumulated Amortization	(10.1)	(10.0)

Net	$0.9	$1.1

The customer contracts include the combined value of the written service agreements and the related customer relationship.

Amortization expense was $3.8 million and $5.6 million for the six months ended December 27, 2008 and December 29, 2007, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 27, 2008 is as follows:

2009 remaining	$3.6
2010	7.3
2011	6.6
2012	5.8
2013	4.3
2014	2.9

11.	Long-Term Debt

We maintain a revolving credit facility of $325.0 million expiring August 31, 2010. As of December 27, 2008, borrowings outstanding under the revolving credit facility were $170.2 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of December 27, 2008, letters of credit outstanding against the revolver were $20.8 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 27, 2008 bear interest at an all-in rate of 3.86% (LIBOR plus 0.88%) for the Eurodollar loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swing-Line loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 27, 2008, the outstanding balance of the notes was $75.0 million at an all-in rate of 4.36% (LIBOR plus 0.60%).

We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of December 27, 2008 was $53.1 million, which was the amount of eligible receivables less a reserve requirement. The agreement was originally scheduled to terminate October 21, 2010 but was renegotiated in October 2008 and is now scheduled to terminate on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. At December 27, 2008, the outstanding balance under this loan agreement was $25.0 million at an all-in rate of 1.10% (commercial paper plus 0.85%). We are also required to pay a fee on the unused balance of the facility.

We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of December 27, 2008, there was $14.3 million outstanding under the notes.

12.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.7 million and $1.5 million for the three months ended and $3.3 million and $2.6 million for the six months ended December 27, 2008 and December 29, 2007. The number of options that have been exercised and restricted stock that vested since June 28, 2008, was 0.1 million shares.

13.	Employee Benefit Plans

On December 31, 2006, we froze our pension and supplemental executive retirement plans. The net periodic pension cost for these plans for the three and six months ended December 27, 2008 was $0.1 million and $0.3 million, respectively. The net periodic pension income for these plans for the three months ended December 29, 2007, was $0.1 million and the net periodic pension cost for these plans for the six months ended December 29, 2007, was $0.2 million. In addition, the components of net periodic pension cost for these plans are immaterial for the three and six months ended December 27, 2008 and December 29, 2007.

14.	Segment Information

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

Income from operations includes the impact of an intercompany management fee which is self-eliminated in the total income from operations below. As a result of a formal transfer pricing study conducted at the end of fiscal year 2008, this intercompany management fee was increased to 5.4% of Canadian revenue. The management fee was 5.4% for the three and six months ended December 27, 2008 and 1.1% for the same periods in the prior fiscal year.

We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 27, 2008 and December 29, 2007 is as follows:

	United
For the Three Months Ended	States	Canada	Total

Second Quarter Fiscal Year 2009:
Revenues	$205.4	$36.4	$241.8
Income from operations	15.4	4.1	19.5
Depreciation and amortization expense	9.9	1.4	11.3
Second Quarter Fiscal Year 2008:
Revenues	$208.3	$47.0	$255.3
Income from operations	15.9	7.8	23.7
Depreciation and amortization expense	10.1	1.9	12.0

	United
For the Six Months Ended	States	Canada	Total

Fiscal Year 2009:
Revenues	$408.8	$78.2	$487.0
Income from operations	21.0	7.9	28.9
Depreciation and amortization expense	19.7	3.0	22.7
Fiscal Year 2008:
Revenues	$408.6	$90.5	$499.1
Income from operations	30.4	17.2	47.6
Depreciation and amortization expense	19.9	3.6	23.5

For the three months ended December 29, 2007, the Canada segment results were negatively impacted by $0.9 million, resulting from a fire at a production facility. These expenses included our insurance deductible, estimated unrecoverable expenses incurred and associated partial impairment of our customer intangible assets.

For the six months ended December 29, 2007, the Canada segment results were positively impacted by $0.7 million, resulting from the net effect of a gain on the sale of property, offset by the expenses associated with the fire noted above. The net Canadian impact was offset by expenses in our United States segment during the six months ended December 29, 2007, which included severance associated with the realignment of our manufacturing operations and certain management positions, an increase in our inventory reserves and expenses associated with certain legal matters all of which occurred in the first quarter of fiscal 2008. The net effect of these items on the United States segment was approximately $1.7 million of expense for the six months ended December 29, 2007.

15.	Stock Repurchase

In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increased the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended December 27, 2008, we repurchased 454,168 shares totaling $10.0 million and for the three months ended December 29, 2007, we repurchased 913,185 shares totaling $36.0 million. For the six months ended December 27, 2008, we repurchased 650,387 shares totaling $16.1 million and for the six months ended December 29, 2007, we repurchased 1,170,485 shares totaling $46.2 million. As of December 27, 2008, we had $57.8 million remaining under this authorization.

Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of the restricted stock units granted, the number of shares issued on vesting date is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
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
In the second quarter of fiscal 2009, there was a significant deterioration in economic conditions, continuing turmoil in the credit markets and a significant decrease in the employment levels of our customers which had a negative impact on our business. We believe we are taking appropriate steps to adapt to the changing economic conditions. However, if these economic trends continue, or if we fail to execute our plan, our financial performance could be materially impacted.
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
Goodwill and Other Intangibles Assets
The carrying value of goodwill is evaluated on an annual basis and also when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. When evaluating whether goodwill is impaired, the fair value of the reporting unit to which goodwill is assigned is compared to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Our last annual impairment analysis was performed in the fourth quarter of fiscal year 2008, which indicated that the estimated fair value of each reporting unit exceeded its carrying amount, including recorded goodwill. As a result, no impairment existed at that time.

During the second quarter of fiscal year 2009, there was a significant deterioration in general economic conditions and in the market value of our stock. The resulting decline in our market capitalization prompted us to conduct a goodwill analysis to determine if an impairment of goodwill existed as of December 27, 2008. Our analysis evaluated the estimated fair value of each reporting unit relative to the net book value. We prepared a discounted cash flow model to estimate fair value, which validated the reasonableness of the estimated market value plus a control premium. As a result of this analysis no impairment was recorded as of December 27, 2008.
While we cannot predict the impact of future economic conditions or the market value of our stock, continued depressed economic conditions and/or a sustained decline in our market capitalization could negatively and materially impact our assumptions and assessment of the fair value of our business. If general economic conditions or our financial performance do not improve we may be required to record a goodwill impairment charge in the future which may materially impact our financial results. We do not believe a future goodwill impairment charge, if any, will impact compliance with the debt covenants associated with our various credit facilities.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 27, 2008 and December 29, 2007, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change
					Three Months	Six Months
	December 27,	December 29,	December 27,	December 29,	FY 2009	FY 2009
	2008	2007	2008	2007	vs. FY 2008	vs. FY 2008

Revenues:
Rental operations	91.5%	91.0%	92.5%	91.8%	(4.7)%	(1.7)%
Direct sales	8.5	9.0	7.5	8.2	(10.9)	(10.1)

Total revenues	100.0	100.0	100.0	100.0	(5.3)	(2.4)

Expenses:
Cost of rental operations	68.7	67.5	69.7	67.3	(2.9)	1.8
Cost of direct sales	74.1	70.8	74.5	71.3	(6.8)	(6.1)

Total cost of sales	69.2	67.8	70.1	67.6	(3.3)	1.1

Selling and administrative	22.7	22.9	24.0	22.9	(6.1)	2.5

Income from operations	8.1	9.3	5.9	9.5	(17.8)	(39.2)

Interest expense	1.6	1.6	1.5	1.6	(4.2)	(6.7)

Income before income taxes	6.5	7.7	4.4	7.9	(20.5)	(45.7)
Provision for income taxes	2.5	2.8	2.2	2.9	(15.8)	(29.0)

Net income	3.9%	4.9%	2.3%	5.0%	(23.3)%	(55.7)%

Three months ended December 27, 2008 compared to three months ended December 29, 2007
Revenues. Total revenue in the second quarter of fiscal 2009 decreased 5.3% to $241.8 million from $255.3 million in the second quarter of fiscal 2008.
Rental revenue decreased $11.0 million, or 4.7% in the second quarter of fiscal 2009 compared to the same period of the prior fiscal year. Our organic rental revenue was approximately negative 2.0% compared to a positive 3.75% in the same period of the prior fiscal year. Our organic rental growth was negatively impacted by economic-driven customer attrition, reduced customer employment levels and lower new account sales due to difficult economic conditions. The organic rental revenue is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In addition, revenue decreased approximately 3.1% compared to the prior year due to the unfavorable impact of foreign currency translation rates with Canada. The decreases were partially offset by increased revenues driven by acquisitions.
Direct sale revenue decreased 10.9% to $20.5 million in the second quarter of fiscal 2009 compared to $23.1 million in the same period of fiscal 2008. The organic direct sale growth rate during the current period was a negative 9.8%. The decrease in direct sale revenue was due to the non-renewal of a contract with a major customer in the second half of fiscal year 2008 and a decrease in demand due to economic conditions, partially offset by increased revenues from the rollout of an apparel program to a major airline industry customer.
Cost of Rental. Cost of rental operations decreased 2.9% to $152.0 million in the second quarter of fiscal 2009 from $156.6 million in the same period of fiscal 2008. As a percentage of rental revenue, our gross margin from rental sales decreased to 31.3% in the second quarter of fiscal 2009 from 32.5% in the same period of fiscal 2008. The decrease in rental gross margin was a result of increased production, health and energy costs as well as the effect of fixed cost absorption on lower revenue levels.
Cost of Direct Sales. Cost of direct sales decreased to $15.2 million in the second quarter of fiscal 2009 from $16.3 million in the same period of fiscal 2008. Gross margin from direct sales decreased to 25.9% in the second quarter of fiscal 2009 from 29.2% in the second quarter of fiscal 2008. The decrease in gross margin is primarily the result of higher merchandise costs, increased benefit costs as well as a lower revenue base to absorb fixed costs.
Selling and Administrative. Selling and administrative expenses decreased 6.1% to $55.0 million in the second quarter of fiscal 2009 from $58.6 million in the same period of fiscal 2008. As a percentage of total revenues, selling and administrative expenses decreased to 22.7% in the second quarter of fiscal 2009 from 22.9% in the second quarter of fiscal 2008. The decrease is primarily the result of certain expense reduction initiatives and lower incentive based compensation expense, partially offset by higher bad debt expense, foreign currency transaction costs and higher benefit costs.
Interest Expense. Interest expense was $3.8 million in the second quarter of fiscal 2009, down from $4.0 million in the same period of fiscal 2008. The decrease in interest expense is primarily the result of lower average interest rates partially offset by higher average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 39.2% in the second quarter of fiscal 2009 from 37.0% in the same period of fiscal 2008. The prior period tax rate was lower primarily due to the enactment of a federal tax rate reduction in Canada during the three months ended December 29, 2007.
Six months ended December 27, 2008 compared to six months ended December 29, 2007
Revenues. Total revenue for the first six months of fiscal 2009 decreased 2.4% to $487.0 million compared to $499.1 million for the same period in the prior fiscal year.
Rental revenue decreased $7.9 million, or 1.7% in the first six months. Our organic rental revenue was negative 1.0% in 2009 compared to approximately positive 3.5% in 2008. Current year organic rental growth was negatively impacted by economic-driven customer attrition, reduced employment levels and lower new account sales due to difficult economic conditions. In addition, revenue decreased approximately 1.5% compared to the prior year due to the unfavorable impact of foreign currency translation rates with Canada. The decreases were partially offset by increased revenues driven by acquisitions.
Direct sale revenue decreased 10.1% to $36.7 million in the first six months of fiscal 2009 compared to $40.8 million in the same period of fiscal 2008. The organic direct sale growth rate during the current period was a negative 10.0%. The decrease in direct sale revenue was due to the non-renewal of a contract with a major customer in the second half of fiscal year 2008 and a decrease in demand due to economic conditions, partially offset by increased revenues from the rollout of an apparel program to a major airline industry customer.
Cost of Rental. Cost of rental operations increased 1.8% to $313.9 million in the first six months of fiscal 2009 from $308.4 million in the same period of fiscal 2008. As a percentage of rental revenue, our gross margin from rental sales decreased to 30.3% in the first six months of fiscal 2009 from 32.7% in the same period of fiscal 2008. The decrease in rental gross margin was a result of additional costs in fiscal 2009 associated with a recent change in a compensation law of $3.3 million, a charge of $1.0 million associated with expense reduction actions in the first quarter of fiscal 2009, increased production, health and energy costs.
Cost of Direct Sales. Cost of direct sales decreased to $27.3 million in the first six months of fiscal 2009 from $29.1 million in the same period of fiscal 2008. Gross margin from direct sales decreased to 25.5% in the first six months of fiscal 2009 from 28.7% in the same period of fiscal 2008. The decrease in gross margin is primarily the result of increased merchandise, freight, and health costs and the impact of fixed cost absorption associated with lower direct sales volume.
Selling and Administrative. Selling and administrative expenses increased 2.5% to $116.9 million in the first six months of fiscal 2009 from $114.0 million in the same period of fiscal 2008. As a percentage of total revenues, selling and administrative expenses increased to 24.0% in the first six months of fiscal 2009 from 22.9% in the same period of fiscal 2008. The increase is primarily the result of $4.5 million of expense associated with certain environmental reserves and related expenses, approximately $1.6 million primarily related to severance, increased bad debt expense and unfavorable foreign currency transaction costs. These increases were partially offset by cost reduction efforts and lower incentive based compensation expense.
Interest Expense. Interest expense was $7.4 million in the first six months of fiscal 2009, down from $7.9 million in the same period of fiscal 2008. The decrease in interest expense is primarily the result of lower interest rates in fiscal year 2009 compared to prior year, offset by higher average debt balance.
Provision for Income Taxes. Our effective tax rate increased to 48.9% in the first six months of fiscal 2009 from 37.4% in the same period of fiscal 2008. The current year tax rate is significantly higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges and the write-off of deferred tax assets associated with certain expiring stock options in the first quarter of fiscal 2009. Together, these items accounted for an increase in the current year to date effective tax rate of 9.0%.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at December 27, 2008 was $153.6 million, down approximately 9.3% from $169.3 million at June 28, 2008. The decrease in working capital was primarily due to the repurchase of company stock, repayment of long-term debt and capital expenditures.
Operating Activities. Net cash provided by operating activities was $37.5 million in the first six months of fiscal 2009 and $43.5 million in the same period of fiscal 2008. Cash generated from operating activities decreased primarily due to increased expenditures on inventory and lower net income, offset by an increase in collections of accounts receivable.
Investing Activities. Net cash used in investing activities was $13.8 million in the first six months of fiscal 2009 and $55.6 million in the same period of fiscal 2008. There were no acquisitions in fiscal year 2009, as a result, cash used in investing activities decreased when compared to the same period in the prior fiscal year. In fiscal 2009, cash was used primarily for purchases of property, plant and equipment. In fiscal 2008, cash was used primarily for acquisition of business assets and purchases of property, plant and equipment.
Financing Activities. Cash used for financing activities was $21.8 million in the first six months of fiscal 2009 and cash provided by financing activities was $3.8 million in the same period of fiscal 2008. Cash used for financing activities in fiscal 2009 was primarily due to lower borrowings on our revolving credit facilities partially offset by lower cash expenditures for share repurchases. Cash provided by financing activities in fiscal 2008 was principally from our credit facilities and the proceeds were partially offset by cash expenditures for our share repurchase program. We paid dividends of $2.6 million during the first six months of fiscal 2009, compared to $2.1 million in fiscal 2008.
We maintain a revolving credit facility of $325.0 million expiring August 31, 2010. As of December 27, 2008, borrowings outstanding under the revolving credit facility were $170.2 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). Borrowings under this facility are unsecured. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of December 27, 2008, letters of credit outstanding against the revolver were $20.8 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of December 27, 2008 bear interest at an all-in rate of 3.86% (LIBOR plus 0.88%) for the Eurodollar loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swing-Line loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 27, 2008, the outstanding balance of the notes was $75.0 million at an all-in rate of 4.36% (LIBOR plus 0.60%).
We maintain a loan agreement whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of December 27, 2008 was $53.1 million, which was the amount of eligible receivables less a reserve requirement. The agreement was originally scheduled to terminate October 21, 2010 but was renegotiated in October 2008 and is now scheduled to terminate on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. At December 27, 2008, the outstanding balance under this loan agreement was $25.0 million at an all-in rate of 1.10% (commercial paper plus 0.85%). We are also required to pay a fee on the unused balance of the facility.
We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of December 27, 2008, there was $14.3 million outstanding under the notes.
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
At December 27, 2008, we had available cash on hand of $13.4 million and approximately $162.1 million of available capacity under our credit facilities ($134.0 million under the revolving credit facility and $28.1 million available under our asset securitization facility). We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2009 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2009 will be approximately $25.0-$30.0 million.
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
Off Balance Sheet Arrangements
We rely upon access to the capital markets, including bank financing, to provide sources of liquidity for general corporate purposes, including share repurchases. Although we believe that we will be able to maintain sufficient access to the capital markets, changes in current market conditions, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets. We may access the capital markets during the remainder of fiscal 2009 dependent on our requirements and market conditions. Although we cannot predict the availability of future funding, we do not believe that the overall credit concerns in the markets will impede our ability to access the capital markets because of our financial position.

At December 27, 2008, we had $20.8 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. The income we recognized for our defined benefit pension plan was $0.1 million in the second quarter of fiscal 2009 and $0.3 million in the same period of fiscal 2008. At June 28, 2008, the fair value of our pension plan assets totaled $44.2 million.
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
Reclassifications
In the fourth quarter of fiscal year ended June 28, 2008, we reclassified certain amounts in the Consolidated Statements of Operations. The line items impacted were cost of rental operations, cost of direct sales, selling and administrative, and depreciation and amortization. Depreciation expense is included in the cost of rental operations, cost of direct sales, and selling and administrative line items. Amortization expense is included in selling and administrative. In addition, certain amounts related to production and manufacturing previously classified as cost of direct sales and selling and administrative expenses were reclassified to cost of rental operations.
As a result of the reclassifications implemented in the fourth quarter of fiscal year 2008, the results for the second quarter of fiscal year 2008 were reclassified to conform with the current year presentation. These reclassifications had no impact on our previously reported income from operations, net income, cash flows or the basic and diluted earnings per share amounts or beginning retained earnings.
The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the three months ended December 29, 2007.

	For the Three Months Ended
	December 29, 2007
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$148.0	$8.6	$156.6
Cost of direct sales	16.5	(0.2)	16.3
Selling and administration	54.6	4.0	58.6
Depreciation and amortization	12.4	(12.4)	—

Total operating expenses	$231.5	$—	$231.5

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the six months ended December 29, 2007.

	For the Six Months Ended
	December 29, 2007
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$291.1	$17.3	$308.4
Cost of direct sales	29.2	(0.1)	29.1
Selling and administration	106.8	7.2	114.0
Depreciation and amortization	24.4	(24.4)	—

Total operating expenses	$451.5	$—	$451.5

     The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Cash Flows for the six months ended December 29, 2007.

	For the Six Months Ended
	December 29, 2007
	As Previously
	Reported	Reclassifications	As Reclassified

Operating Activities:
Depreciation and amortization	$24.4	$(0.9)	$23.5
Other assets and liabilities	3.3	0.9	4.2

Net cash provided by operating activities	$43.5	$—	$43.5

Exit, Disposal and Related Activities
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. We expect all payments associated with these actions to be completed by September 30, 2009.
We recorded approximately $2.6 million of expense in the Consolidated Condensed Statement of Operations during the first quarter of fiscal year 2009. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item.
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

Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies. We have recently resolved two of these proceedings and have paid the negotiated penalties in these two actions. In addition to these proceedings, we continue to experience increased activity around the area of overall environmental compliance, including inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, as a result of this increased activity, we decided to enhance our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we expect to gain additional assurance with respect to our environmental compliance. As of December 27, 2008, we have substantially completed these inspections and, where required, are undertaking appropriate corrective actions. Based on the results of the regulatory agency inspections, internal reviews and other available information, for the quarter ended December 27, 2008, we have established reserves for environmental matters of approximately $4.2 million. Total expense for these matters was $3.9 million and $0.2 million in the first quarter and second quarter of fiscal 2009, respectively.
Compensation Matters
As a result of recent changes to prevailing compensation laws, we determined that it is probable that we will be required to pay additional compensation to certain affected employees for services previously rendered. While rulemaking regarding this law remains ongoing, in an effort to estimate the amount, we have conducted extensive financial analysis and have inspected available historical records. We have established a reserve of approximately $3.3 million for this liability, which we believe is sufficient to resolve this matter. This amount was recorded in cost of rental in the Consolidated Condensed Statement of Operations in the first quarter of fiscal year 2009. We do not expect this change in compensation law to materially impact our ongoing operations as we are in the process of implementing operational changes to correct the issue.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.7 million and $1.5 million for the three months ended and $3.3 million and $2.6 million for the six months ended December 27, 2008 and December 29, 2007, respectively. The number of options that have been exercised and restricted stock that vested since June 28, 2008, was 0.1 million shares.
Adoption of New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 at the beginning of the quarter ended September 27, 2008. Our adoption did not impact our consolidated financial position or results of operations. See Note 4 of the consolidated condensed financial statements for additional disclosures.
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
Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives.
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
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this quarterly report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, including energy costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties caused by the current recession and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, including fixed and variable rate debt, as well as interest rate swaps to manage interest rate risk. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Assuming the current level of borrowings, a one percentage point increase in interest rates under these borrowings would have increased our interest expense for the second quarter of fiscal 2009 by approximately $0.2 million. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 27, 2008 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 27, 2008 is an unrealized loss of $11.0 million.
Energy Cost Risk
We use derivative financial instruments to manage the risk that changes in energy costs will have on our future financial results. We purchase futures contracts to effectively hedge a portion of anticipated energy purchases. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that cash flow hedge accounting is achieved or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts at December 27, 2008 is an unrealized loss of $1.8 million.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleges that our operations at this facility violate certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleges two additional counts with respect to our Waterbury, Connecticut facility and one additional count regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violate certain hazardous waste rules. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve these matters, including with respect to any amounts which may be payable.
We became aware that our Des Moines, Iowa facility violated the facility’s wastewater treatment permit. In addition, we became aware that this facility incorrectly reported its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). We also understand that the U.S. EPA has referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. On November 25, 2008, the U.S. Attorney served a Grand Jury subpoena requesting various documents, correspondence, e-mails and electronic documents related to the wastewater treatment system at the Des Moines facility. We are in the process of compiling the documentation to be submitted in response to the subpoena. Further, on November 18, 2008, G&K paid the Des Moines Metropolitan Wastewater Reclamation Authority $0.1 million in surcharges toward resolving this matter with the city.
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
On August 23, 2007, the Wisconsin Department of Natural Resources (WDNR) issued a Notice of Violation (NOV) for alleged air permit violations at our Green Bay facility. The NOV alleged violations generally pertaining to washing and drying practices, the height of exhaust stacks, and recordkeeping requirements. We entered into a stipulation and order for judgment with WDNR that settles their allegations in this matter. Under the stipulation, we did not admit any liability. Pursuant to the stipulation, we paid $0.3 million in forfeitures, penalties and surcharges and received a “Satisfaction of Judgment,” dated November 20, 2008.
By letter, dated June 25, 2008, the U.S. EPA notified us that it was preparing to bring an administrative enforcement action against us in connection with alleged violations of the Resource Conservation and Recovery Act at our facilities in Pittsburg, California and Santa Fe Springs, California. The alleged violations generally pertained to two tanks used to store recovered solvent, and to various training, reporting and contingency-planning requirements. The U.S. EPA also provided us with its letter containing: (a) a list of alleged violations of California’s hazardous waste management requirements at the Pittsburg facility, and (b) hazardous-waste management recommendations made by Contra Costa Health Services following a March 27, 2008 inspection of the Pittsburg facility. We entered into a consent agreement and final order (the “EPA Agreement”) with the U.S. EPA that settles their allegations in this matter. Pursuant to the EPA Agreement, we paid a penalty of $0.4 million, but we did not admit or deny any of the allegations made by the U.S. EPA.

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
At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated as well as the adequacy of our reserves with respect to such costs. In fiscal year 2009, we increased our reserves for environmental matters to approximately $4.2 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstance or estimates arise.
Volatility in the global economy could adversely affect results.
Global financial markets have been experiencing an extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, there can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.
Fluctuations in demand for our products and services may harm our financial results and are difficult to forecast.
Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively impact our customers’ which could consequently have a negative impact on our financial performance. If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and operating margin could be negatively impacted. Important factors that could cause demand for our products and services to fluctuate include:
•	changes in business and economic conditions, including a further downturn in the automobile industry and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, including pricing pressures, from companies that have competing products and services;

•	changes in customer needs;

•	changes in the employment levels at our customers which impacts the number of users of our products and services;

•	strategic actions taken by our competitors; and

•	market acceptance of our products and services.
If our customers’ demand for our products and services decreases, our plant and manufacturing capacity could be underutilized, and we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. The change in demand for our products and services, and changes in our customers’ needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table includes information about repurchases we made of our common stock during the periods indicated:

Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (Fiscal month beginning September 28, 2008 and ending November 1, 2008)	—	$—	—	$67,822,146
Month #2 (Fiscal month beginning November 2, 2008 and ending November 29, 2008)	339,568	$21.92	339,568	$60,367,118
Month #3 (Fiscal month beginning November 30, 2008 and ending December 27, 2008)	114,600	$22.05	114,600	$57,836,737
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended December 27, 2008, we repurchased 454,168 shares totaling $10.0 million and for the three months ended December 29, 2007, we repurchased 913,185 shares totaling $36.0 million. For the six months ended December 27, 2008, we repurchased 650,387 shares totaling $16.1 million and for the six months ended December 29, 2007, we repurchased 1,170,485 shares totaling $46.2 million. Cash spent on the repurchase of shares totaled approximately $10.0 million and $36.0 million during the three months ended December 27, 2008 and December 29, 2007, respectively and approximately $16.1 million and $47.2 million during the six months ended December 27, 2008 and December 29, 2007, respectively. The amount of cash expended during the six month period ending December 29, 2007 included $1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but not paid until July 2, 2007. As of December 27, 2008, we had $57.8 million remaining under this authorization.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Company held its Annual Meeting of Shareholders on November 13, 2008.

b.	The following three persons were elected as directors: Lynn Crump-Caine, J. Patrick Doyle and M. Lenny Pippin. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: Paul Baszucki, John S. Bronson, Wayne M. Fortun, Richard L. Marcantonio, Ernest J. Mrozek and Alice M. Richter.

c.	1. Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority	Broker Non-Votes

Ms. Crump-Caine	16,819,068	258,279	0
Mr. Doyle	9,140,229	7,937,118	0
Mr. Pippin	16,824,918	252,429	0
2.	Shareholders ratified the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the Company’s independent auditors for fiscal 2009: 16,957,457 shares in favor, 104,676 shares voting against and 15,214 shares abstaining. There were no broker non-votes.
ITEM 6. EXHIBITS
a.	Exhibits
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

G&K SERVICES, INC. (Registrant)
Date: January 30, 2009	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)