Form 10-Q
period 2009-03-28
G&K SERVICES INC
filed 2009-05-01
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
Commission file number 0-4063
G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5995 OPUS PARKWAY
MINNETONKA, MINNESOTA 55343
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code (952) 912-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, par value $0.50 per share, outstanding
April 27, 2009 was 18,489,597 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 28,
	2009	June 28,
(In thousands)	(Unaudited)	2008

ASSETS
Current Assets
Cash and cash equivalents	$15,289	$12,651
Accounts receivable, less allowance for doubtful accounts of $4,684 and $4,506	90,608	111,307
Inventories, net	145,723	142,318
Other current assets	17,307	26,181

Total current assets	268,927	292,457

Property, Plant and Equipment, net	218,437	253,041
Goodwill	315,975	434,874
Other Assets	56,250	72,802

Total assets	$859,589	$1,053,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$31,677	$30,873
Accrued expenses	83,687	78,282
Deferred income taxes	3,589	6,154
Current maturities of long-term debt	7,606	7,891

Total current liabilities	126,559	123,200

Long-Term Debt, net of Current Maturities	249,742	280,428
Deferred Income Taxes	2,368	35,190
Accrued Income Taxes — Long Term	10,121	12,343
Other Noncurrent Liabilities	38,693	44,537
Stockholders’ Equity	432,106	557,476

Total liabilities and stockholders’ equity	$859,589	$1,053,174

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands, except per share data)	2009	2008	2009	2008

Revenues
Rental operations	$209,872	$233,001	$660,211	$691,277
Direct sales	21,120	18,140	57,770	58,918

Total revenues	230,992	251,141	717,981	750,195

Operating Expenses
Cost of rental operations	147,041	158,368	460,912	466,750
Cost of direct sales	15,521	13,680	42,822	42,745
Selling and administrative	53,980	57,538	170,860	171,577
Goodwill and other impairment charges	126,719	—	126,719	—

Total operating expenses	343,261	229,586	801,313	681,072

(Loss)/Income from Operations	(112,269)	21,555	(83,332)	69,123
Interest expense	3,263	3,828	10,681	11,776

(Loss)/Income before Income Taxes	(115,532)	17,727	(94,013)	57,347
(Benefit)/Provision for income taxes	(29,229)	7,080	(18,706)	21,899

Net (Loss)/Income	$(86,303)	$10,647	$(75,307)	$35,448

Basic weighted average number of shares outstanding	18,222	19,621	18,450	20,452
Basic Earnings per Common Share	$(4.74)	$0.54	$(4.08)	$1.73

Diluted weighted average number of shares outstanding	18,222	19,742	18,450	20,590
Diluted Earnings per Common Share	$(4.74)	$0.54	$(4.08)	$1.72

Dividends per share	$0.07	$0.05	$0.21	$0.15

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 28,	March 29,
(In thousands)	2009	2008

Operating Activities:
Net (loss)/income	$(75,307)	$35,448
Adjustments to reconcile net (loss)/income to net cash provided by operating activities -
Depreciation and amortization	33,871	35,702
Goodwill and other impairment charges	126,719	—
Deferred income taxes	(34,298)	(862)
Other adjustments	5,731	2,691
Changes in current operating items, exclusive of acquisitions	13,192	(5,504)
Other assets and liabilities	3,942	5,502

Net cash provided by operating activities	73,850	72,977

Investing Activities:
Property, plant and equipment additions, net	(18,422)	(16,576)
Acquisitions of business assets, net	20	(63,687)
Purchases of investments, net	—	(2,521)

Net cash used for investing activities	(18,402)	(82,784)

Financing Activities:
Payments of long-term debt	(7,540)	(7,341)
(Payments of)/Proceeds from revolving credit facilities, net	(23,425)	81,801
Cash dividends paid	(3,920)	(3,082)
Net issuance of common stock, primarily under stock option plans	209	4,220
Purchase of common stock	(16,775)	(70,735)

Net cash (used for)/provided by financing activities	(51,451)	4,863

Increase/(Decrease) in Cash and Cash Equivalents	3,997	(4,944)
Effect of Exchange Rates on Cash	(1,359)	223

Cash and Cash Equivalents:
Beginning of period	12,651	22,759

End of period	$15,289	$18,038

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
Three and Nine month periods ended March 28, 2009 and March 29, 2008
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements

The consolidated condensed financial statements included herein, except for the June 28, 2008 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 28, 2008, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 28, 2009, and the results of our operations for the three and nine months ended and our cash flows for the nine months ended March 28, 2009 and March 29, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three and nine month periods ended March 28, 2009 and March 29, 2008 are not necessarily indicative of the results to be expected for the full year.

The significant accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008. Additional significant accounting policies are identified below.

Environmental Costs

We accrue various environmental related costs, which consist primarily of fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum amount. This accrued amount reflects our assumptions regarding the nature of the remedy, and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations could result in higher or lower costs.

Accordingly, as investigation and other actions proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. While we cannot predict the ultimate outcome of these environmental matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves.

Accruals for environmental liabilities are included in the accrued expenses line item in the Consolidated Condensed Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense.

For additional information see Note 2, “Contingent Liabilities”.

Impairments of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Recoverability of assets in accordance with SFAS No. 144 compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal 2009, we recorded an impairment loss of $16.2 million related to certain long-lived assets and included that loss in the goodwill and other impairment charges line item in the Consolidated Condensed Statements of Operations. We did not record any impairment losses on long-lived assets in the consolidated condensed financial statements in the first two quarters of fiscal 2009 or in fiscal 2008.

For additional information see Note 11, “Goodwill and Other Impairment Charges”.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment in accordance with SFAS No. 142 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We generally estimate fair value based on discounted cash flows. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect estimates of a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.

For additional information see Note 11, “Goodwill and Other Impairment Charges”.

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

As a result of the reclassifications implemented in the fourth quarter of fiscal year 2008, the results for the third quarter of fiscal year 2008 were reclassified to conform with the current year presentation. These reclassifications had no impact on our previously reported income from operations, net income, cash flows, the basic and diluted earnings per share amounts or beginning retained earnings.

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the three months ended March 29, 2008.

	For the Three Months Ended
	March 29, 2008
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$148.9	$9.5	$158.4
Cost of direct sales	14.3	(0.6)	13.7
Selling and administration	53.8	3.7	57.5
Depreciation and amortization	12.6	(12.6)	—

Total operating expenses	$229.6	$—	$229.6

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the nine months ended March 29, 2008.

	For the Nine Months Ended
	March 29, 2008
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$439.9	$26.9	$466.8
Cost of direct sales	43.6	(0.9)	42.7
Selling and administration	160.6	11.0	171.6
Depreciation and amortization	37.0	(37.0)	—

Total operating expenses	$681.1	$—	$681.1

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Cash Flows for the nine months ended March 29, 2008.

	For the Nine Months Ended
	March 29, 2008
	As Previously Reported	Reclassifications	As Reclassified

Operating Activities:
Depreciation and amortization	$37.0	$(1.3)	$35.7
Other assets and liabilities	4.2	1.3	5.5

Net cash provided by operating activities	$73.0	$—	$73.0

2.	Contingent Liabilities

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to operating certain facilities in noncompliance with required permits. We resolved two of these proceedings in the fall of 2008 and have paid the negotiated penalties in these two actions. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, we decided to enhance our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we have gained additional assurance with respect to our environmental compliance. We have substantially completed these inspections and, where required, are undertaking appropriate corrective actions. As of March 28, 2009, we had reserves of approximately $4.1 million related to these matters. Total expense for these matters was $0 and $4.1 million for the three and nine months ended March 28, 2009, respectively, and is recorded in the selling and administrative line of the Consolidated Condensed Statements of Operations.

Compensation Matters

As a result of changes to prevailing compensation laws, we previously determined that it is probable that we will be required to pay additional compensation to certain affected employees for services previously rendered. While rulemaking regarding this law remains ongoing, in an effort to estimate the amount, we have conducted extensive financial analysis and have inspected available historical records. We established a reserve of approximately $3.3 million for this liability, which we believe is sufficient to resolve this matter. This amount was recorded in the cost of rental line of the Consolidated Condensed Statements of Operations in the first quarter of fiscal year 2009. We do not expect this change in compensation law to materially impact our ongoing operations as we are in the process of implementing operational changes to correct the issue.

While we cannot predict the ultimate outcome of these environmental and compensation matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves.

3.	Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 effective at the beginning of fiscal year 2009, subject to the deferral provisions of FSP No. 157-2. Our adoption did not impact our consolidated financial position or results of operations. See Note 4 of the consolidated condensed financial statements for additional disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 effective at the beginning of fiscal year 2009, and did not elect the fair value option for eligible items that existed at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. We adopted SFAS No. 161 at the beginning of the quarter ended March 28, 2009. Our adoption did not impact our consolidated financial position or results of operations. See Note 5 of the consolidated condensed financial statements for additional disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(r), “Business Combinations” (SFAS No. 141 (r)). This statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations that are consummated after June 27, 2009.

We do not believe that SFAS 141(r) will have a material impact on our consolidated financial statements.

4.	Fair Value Measurements

As discussed in Note 3, we adopted SFAS No. 157 at the beginning of fiscal year 2009, subject to the deferral provisions of FSP No. 157-2, on June 29, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:
Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
—	Quoted prices for similar assets or liabilities in active markets;

—	Quoted prices for identical or similar assets in non-active markets;

—	Inputs other than quoted prices that are observable for the asset or liability; and

—	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

	As of March 28, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other assets:
Non-qualified, non-contributory retirement plan assets	$0.2	$8.6	$8.8
Non-qualified deferred compensation plan assets	13.0	—	13.0

Total assets	$13.2	$8.6	$21.8

Accrued expenses:
Derivative financial instruments	$—	$12.6	$12.6

Total liabilities	$—	$12.6	$12.6

5.	Derivative Financial Instruments

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and related authoritative guidance. All derivative financial instruments are recognized at fair value and are recorded in the other current assets or accrued expenses line items in the Consolidated Condensed Balance Sheets. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of the hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument (based on the exposure being hedged) as cash flow hedges. We do not have any derivative financial instruments that have been designated as either a fair value hedge or a hedge of a net investment in a foreign operation. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Condensed Statements of Cash Flows.

In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk and commodity price risk and periodically foreign exchange risk. Interest rate swap contracts are entered into to manage interest rate risk associated with our fixed and variable rate debt. Futures contracts on energy commodities are entered into to manage the price risk associated with forecasted purchases of gasoline and diesel fuel used in our rental operations. Forward exchange contracts on foreign currencies are periodically entered into to manage the foreign currency exchange risk associated with firm commitments denominated in foreign currencies. In accordance with SFAS No.133, we designate interest rate swap contracts as cash flow hedges of the interest expense related to variable rate debt and futures contracts on energy commodities as cash flow hedges of forecasted purchases of gasoline and diesel fuel. We have not designated our forward exchange contracts on foreign currencies as hedging instruments.

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instrument is reported as a component of accumulated other comprehensive income and reclassified into the Consolidated Condensed Statements of Operations in the same line item associated with the forecasted transaction and in the same period as the expenses from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.

We use interest rate swap contracts to limit exposure to changes in interest rates and balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate. These contracts involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the contract without an exchange of the underlying principal amount. Approximately 80% of our outstanding variable rate debt had its interest payments designated as the hedged forecasted transactions to interest rate swap contracts at March 28, 2009.

In addition, we purchase fuel commodity futures contracts to limit exposure to energy prices and effectively hedge a portion of our anticipated gasoline and diesel fuel purchases. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of those commodities. These contracts involve the receipt of variable commodity amounts in exchange for fixed commodity payments over the life of the contract without an exchange of the underlying commodity. Approximately 50% of our anticipated gasoline and diesel fuel purchases for the next twelve months were designated as the hedged forecasted transactions to fuel commodity futures contracts at March 28, 2009.

We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

The following tables summarize the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts which have been designated as cash flow hedging instruments under FAS 133:

	Asset Derivatives Fair Value
Derivative Financial Instruments in Cash Flow Hedging	Balance Sheet	March 28,	June 28,
Relationship:	Classification:	2009	2008

Interest Rate Swap Contracts	Other Current Assets	$—	$2.0
Fuel Commodity Futures Contracts	Other Current Assets	—	1.8

Total Derivatives Designed as Cash Flow Hedging Instruments		$—	$3.8

	Liability Derivatives Fair Value
Derivative Financial Instruments in Cash Flow Hedging	Balance Sheet	March 28,	June 28,
Relationship:	Classification:	2009	2008

Interest Rate Swap Contracts	Other Accrued Expenses	$11.3	$3.3
Fuel Commodity Futures Contracts	Other Accrued Expenses	1.3	—

Total Derivatives Designed as Cash Flow Hedging Instruments		$12.6	$3.3

There were no derivative financial instruments not designated as hedging instruments under SFAS 133 as of June 28, 2008 and March 28, 2009.

As our interest rate swap contracts qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to interest expense. Of the $6.2 million loss deferred in other comprehensive income as of March 28, 2009, a $3.1 million loss is expected to be reclassified to interest expense in the next twelve months.

As of March 28, 2009, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on three-month LIBOR on $195.0 million notional amount of indebtedness, of which $30.0 million will mature in the next twelve months. As of March 28, 2009, we also have forward starting interest rate swaps of $30.0 million that pay fixed rates of interest and receive variable rates of interest. The average rate on the $195.0 million of interest rate swap contracts was 4.1% as of March 28, 2009. These interest rate swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.

As our fuel commodity futures contracts qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred as a component of other comprehensive income or loss (net of related income taxes) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity the other comprehensive income or loss is reclassified to cost of rental operations line item in the Consolidated Condensed Statements of Operations. Of the $0.7 million loss deferred in other comprehensive income as of March 28, 2009, a $0.6 million loss is expected to be reclassified to cost of rental operations in the next twelve months.

As of March 28, 2009, we had fuel commodity futures contracts to pay fixed prices of unleaded gasoline and diesel fuel and receive variable prices based on the Department of Energy (DOE) index on 2.8 million gallons, of which 2.3 million gallons will occur in the next twelve months. The weighted average fixed price on the 2.8 million gallons of fuel commodity futures contracts was $2.84 per gallon as of March 28, 2009. These commodity contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.

We may also enter into foreign currency exchange contracts to hedge firm commitments with our foreign subsidiary. These agreements are recorded at fair value and the gains and losses are included in earnings. There were no outstanding foreign currency exchange contracts as of March 28, 2009 and June 28, 2008.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Condensed Statements of Operations for the three and nine months ended March 28, 2009 and March 29, 2008:

	Amount of Gain or (Loss) Recognized in Accumulated Other
	Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
Derivative Financial Instruments in Cash Flow	March 28,	March 29,	March 28,	March 29,
Hedging Relationship:	2009	2008	2009	2008

Interest Rate Swap Contracts	$(0.3)	$(2.2)	$(6.7)	$(4.5)
Fuel Commodity Futures Contracts	(0.2)	0.2	(2.3)	0.8

Total Derivatives Designed as Cash Flow Hedging Instruments	$(0.5)	$(2.0)	$(9.0)	$(3.7)

		Amount of Gain or (Loss) Reclassified From Accumulated
		Other Comprehensive Income (Loss) to Consolidated
		Statements of Operations
		Three Months Ended		Nine Months Ended
Derivative Financial Instruments in	Statement of Operations	March 28,	March 29,	March 28,	March 29,
Cash Flow Hedging Relationship:	Classification:	2009	2008	2009	2008

Interest Rate Swap Contracts	Interest Expense	$(0.8)	$0.1	$(1.3)	$0.3
Fuel Commodity Futures Contracts	Cost of Rental Operations	(0.5)	0.1	(0.5)	0.2

Total Derivatives Designed as Cash Flow Hedging Instruments		$(1.3)	$0.2	$(1.8)	$0.5

6.	Exit, Disposal and Related Activities

In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. We expect all payments associated with these actions to be completed by September 30, 2009.

During the first quarter of fiscal year 2009, we recorded approximately $2.6 million of expense in the Consolidated Condensed Statements of Operations. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item.

In the third quarter of fiscal year 2009, we realigned our workforce to better match our cost structure with our revenue volume. As a result of this realignment, we eliminated 340 personnel and recorded approximately $0.9 million in severance costs in the Consolidated Condensed Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our Consolidated Condensed Statements of Operations for the three and nine months ended March 28, 2009. Substantially all severance costs related to these actions were paid by March 28, 2009.

7.	Income Taxes

Our fiscal 2009 year to date effective tax rate decreased to 19.9% for the first nine months of fiscal year 2009 from 38.2% in the same period of fiscal year 2008. The current year tax rate is significantly lower than our statutory rate primarily due to the impact of nondeductible goodwill impairment charges, nondeductible environmental charges, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and the write-off of deferred tax assets associated with certain expiring stock options. The prior year rate was higher than our statutory rate due to an increase in reserves for uncertain tax positions, offset by the utilization of a net operating loss previously deemed unrealizable. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns.

8.	Per Share Data

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed similarly to the computation of basic earnings per share, except that the denominator is increased for the dilutive effects of options and other dilutive securities, including non-vested restricted stock, using the treasury stock method.

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.2	19.6	18.5	20.5

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	—	0.1	—	0.1

Shares used in computation of diluted earnings per share	18.2	19.7	18.5	20.6

We excluded potential common shares related to our outstanding equity compensation grants of 2.0 million and 1.3 million for the three months ended March 28, 2009 and March 29, 2008, respectively, and 1.8 million and 0.9 million for the nine months ended March 28, 2009 and March 29, 2008, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded their market value.
9.	Comprehensive Income

For the three and nine months ended March 28, 2009 and March 29, 2008, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net (loss)/income	$(86.3)	$10.6	$(75.3)	$35.4
Other comprehensive (loss)/income:
Foreign currency translation adjustments, net of tax	(1.8)	(6.2)	(27.6)	6.5
Derivative financial instruments (loss) recognized, net of tax	(0.5)	(2.0)	(9.0)	(3.7)
Derivative financial instruments gain or (loss) reclassified, net of tax	1.3	(0.2)	1.8	(0.5)

Comprehensive (loss)/income	$(87.3)	$2.2	$(110.1)	$37.7

10.	Inventories

The components of inventory as of March 28, 2009 and June 28, 2008 are as follows:

	March 28,	June 28,
	2009	2008

Raw Materials	$8.3	$5.3
Work in Process	6.7	4.7
Finished Goods	61.9	50.9

New Goods	$76.9	$60.9

Merchandise in Service	$68.8	$81.4

Total Inventories	$145.7	$142.3

11.	Goodwill and Other Impairment Charges

The following table identifies the major components of the goodwill and other impairment charges that are reflected in the Consolidated Condensed Statements of Operations for the three and nine months ended March 28, 2009.

Goodwill	$107.0
Computer software	7.6
Property, plant and equipment	7.2
Customer contracts	3.5
Assets held for sale	1.4

Goodwill and other impairment charges	$126.7

Goodwill

During the three months ended March 28, 2009, we recorded a non-cash impairment charge of $107.0 million related to our goodwill, of this amount $100.0 million was associated with U.S. Rental operations and $7.0 million was related to Direct Sales operations. The goodwill impairment charges described above are recorded on the goodwill and other impairment charges line of the Consolidated Condensed Statements of Operations.

The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment in accordance with SFAS No. 142 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired. In the third quarter of fiscal year 2009, the accelerated deterioration in the economic environment continued to negatively impact our operations. The resultant increased disparity between our carrying value and market capitalization as of our measurement date of January 31, 2009 prompted us to perform an interim goodwill impairment test. Goodwill has been assigned to reporting units for purposes of impairment testing and consists of U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. In previous years, we used a market valuation approach to determine fair value for each reporting unit. As of June 28, 2008, our market capitalization substantially exceeded our carrying value. During the third quarter of fiscal year 2009, we engaged a third party independent valuation consulting firm to assist in determining the fair value of each reporting unit. Based on consultation with our valuation specialist, we used both a market valuation and income valuation approach, weighted evenly, to determine the fair values of our reporting units. The income valuation was derived by discounting future forecasted cash flows using a market based weighted average cost of capital. The market valuation was derived by referencing a measure of invested capital compared to earnings and cash flows of a peer group of companies and applying the resultant multiples to our reporting units. The combination of these valuations produced an estimated fair value that was less than the carrying amount for the U.S. Rental and Direct Sales reporting units. The fair value of our Canadian Rental reporting unit exceeded its carrying amount by more than 20%. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. The second step also requires, among other things, determining the estimated fair market value of our tangible and intangible assets. Any fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.

The goodwill impairment testing process is subject to inherent uncertainties and subjectivity. Determination of fair value requires significant management judgment with respect to various assumptions, including revenue volume, gross margins, SG&A rates, capital expenditures, discount rates, terminal growth rates and the fair values of the reporting units tangible and intangible assets and liabilities. The projected revenue levels, gross margins, SG&A rate, and capital expenditure assumptions are based on our annual business plan or other forecasted results. Discount rates reflect estimates of a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease the estimated fair value and could materially increase or decrease any impairment charge. The discount rates used in step one and step two ranged from 9.7%-l 1.7% and included certain risk premiums. Our forecasted future cash flows considered both current and future economic conditions and a terminal growth rate of 2.5%-3.0%. Changing the discount rate by 50 basis points would increase or decrease the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $45 million, $10 million and $1 million, respectively. Changing the terminal growth rate by 50 basis points would increase or decrease the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $25 million, $5 million and $0, respectively. Increasing or decreasing the fair values of the net assets of the impaired reporting units by 5% as compared to the values used in the preparation of these financial statements would increase or decrease the goodwill impairment charge related to the U.S. Rental, and Direct Sales reporting units by approximately $20 million, and $0, respectively.

Long-Lived Assets

Our long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).

Asset impairment charges in the third quarter of fiscal 2009 include $7.2 million related to properties held and used, $1.4 million related to properties held for sale, $7.6 million related to computer software and $3.5 million related to customer contracts associated with our Direct Sales reporting unit.

In accordance with SFAS No. 144, long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the third quarter, as a result of the continued and accelerated deterioration in the economic environment and expectations regarding future operating performance, management took a series of actions to increase profitability and productivity. Due to a combination of these factors and actions, we determined that the carrying value of certain assets held and used exceeded their fair value. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of our projected undiscounted future cash flows related to certain locations being less than the carrying value of those assets, an impairment charge of $8.6 million was required. The fair values of these asset groups were determined based on prices of similar assets.

In the third quarter of fiscal 2009, we made the decision to close and sell certain underperforming production facilities. In connection with this decision and the plan to dispose of these asset groups, we recorded an impairment charge of $1.4 million. The fair values of the asset groups to be disposed of were determined based on prices of similar assets.

In the third quarter of fiscal year 2009, due to the continued and accelerated deterioration in the economic environment and expectations regarding future operating performance, we tested our Direct Sales reporting unit’s long-lived assets for impairment. It was determined that the carrying value of certain computer software and customer contracts exceeded their associated fair values by approximately $7.6 million and $3.5 million, respectively. The estimated fair values were determined based on discounted cash flows.
12.	Goodwill and Intangible Assets

Goodwill includes the following:

	United States	Canada	Total

Balance as of June 28, 2008	$367.5	$67.4	$434.9
Impairment charges	(107.0)	—	(107.0)
Foreign currency translation and other	(0.4)	(11.5)	(11.9)

Balance as of March 28, 2009	$260.1	$55.9	$316.0

Our other intangible assets, which are included in other assets on the Consolidated Condensed Balance Sheets, are as follows:

	March 28,	June 28,
	2009	2008

Other Intangible Assets:
Customer Contracts	$112.7	$119.4
Accumulated Amortization	(82.7)	(79.5)

Net	$30.0	$39.9

Non-Competition Agreements	$11.0	$11.1
Accumulated Amortization	(10.2)	(10.0)

Net	$0.8	$1.1

The customer contracts include the combined value of the written service agreements and the related customer relationship.

Amortization expense was $5.6 million and $8.4 million for the nine months ended March 28, 2009 and March 29, 2008, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 28, 2009 is as follows:

2009 remaining	$1.5
2010	6.2
2011	5.8
2012	5.1
2013	3.9
2014	2.8
13.	Long-Term Debt

We maintain a $325.0 million unsecured revolving credit facility with a syndicate of banks, which expires on August 31, 2010. As of March 28, 2009, borrowings outstanding under the revolving credit facility were $167.1 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of March 28, 2009, letters of credit outstanding against the revolver totaled $20.8 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. The covenants in this agreement are the most restrictive when compared to our other facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 28, 2009:

	Required Covenant Amount	Actual Covenant Amount

Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.38
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	8.08
Minimum Net Worth	$309.3	$432.1
Our debt covenants are calculated by allowing an add back for non-cash charges, such as the non-cash impairment charges discussed in Note 11. As a result, the non-cash impairment charges recorded in the third quarter of fiscal year 2009 did not have a material effect on compliance with our debt covenants.

Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of March 28, 2009 bear interest at an average all-in rate of 1.39% (LIBOR plus 0.88%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline and Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 28, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.83% (LIBOR plus 0.60%).

We maintain a receivable securitization facility whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of March 28, 2009 was $45.2 million, which was the amount of eligible receivables less a reserve requirement. The agreement will expire on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of March 28, 2009, there were no outstanding balances under this loan agreement. We are required to pay a fee on the unused balance of the facility.

We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of March 28, 2009, there was $14.3 million outstanding under the notes.

See Note 5 to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
14.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.9 million and $1.8 million for the three months ended and $5.2 million and $4.4 million for the nine months ended March 28, 2009 and March 29, 2008, respectively. The number of options that have been exercised and restricted stock that vested since June 28, 2008, was 0.1 million shares.

15.	Employee Benefit Plans

On December 31, 2006, we froze our pension and supplemental executive retirement plans. The net periodic pension cost for these plans for the three and nine months ended March 28, 2009 was $0.1 million and $0.4 million, respectively. The net periodic pension cost for these plans was $0.1 million for both the three and nine months ended March 29, 2008. In addition, the components of net periodic pension cost for these plans are immaterial for the three and nine months ended March 28, 2009 and March 29, 2008.

We do not anticipate that the recent decline in the global equity markets will have a significant impact on our future expected long-term return on plan assets. However, if the recent decline in economic conditions continues, or deteriorates further, we will consider these developments when we determine our annual pension plan assumptions.

16.	Segment Information

We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes rental of garments, direct purchase items and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and restroom products. During the nine months ended March 28, 2009, and for the same period of the prior fiscal year, no single customer accounts for more than 1.5% of our revenues. Substantially all of our customers are in the United States or Canada.

Income from operations includes the impact of an intercompany management fee which is self-eliminated in the total income from operations below. As a result of a formal transfer pricing study conducted at the end of fiscal year 2008, this intercompany management fee was increased to 5.4% of Canadian revenue. The management fee was 5.4% for the three and nine months ended March 28, 2009 and approximately 1.1% for the same periods in the prior fiscal year.

We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended March 28, 2009 and March 29, 2008 is as follows:

	United
For the Three Months Ended	States	Canada	Elimination	Total

Third Quarter Fiscal Year 2009:
Revenues	$197.0	$34.0	$—	$231.0
(Loss)/Income from operations	(114.4)	2.1	—	(112.3)
Total assets	822.1	131.5	(94.0)	859.6
Depreciation and amortization expense	9.8	1.4	—	11.2
Third Quarter Fiscal Year 2008:
Revenues	$204.8	$46.3	$—	$251.1
Income from operations	14.5	7.1	—	21.6
Total assets	985.0	174.7	(106.1)	1,053.6
Depreciation and amortization expense	10.4	1.8	—	12.2

	United
For the Nine Months Ended	States	Canada	Elimination	Total

Fiscal Year 2009:
Revenues	$605.8	$112.2	$—	$718.0
(Loss)/Income from operations	(93.4)	10.1	—	(83.3)
Total assets	822.1	131.5	(94.0)	859.6
Depreciation and amortization expense	29.6	4.3	—	33.9
Fiscal Year 2008:
Revenues	$613.4	$136.8	$—	$750.2
Income from operations	44.8	24.3	—	69.1
Total assets	985.0	174.7	(106.1)	1,053.6
Depreciation and amortization expense	30.4	5.3	—	35.7
For the nine months ended March 29, 2008, the Canada segment results were positively impacted by $0.7 million, resulting from the net effect of a gain on the sale of property, offset by expenses associated with fires at two of our production facilities. The net Canadian impact was offset by expenses in our United States segment during the nine months ended March 29, 2008, which included severance associated with the realignment of our manufacturing operations and certain management positions, an increase in our inventory reserves and expenses associated with certain legal matters all of which occurred in the first quarter of fiscal 2008. The net effect of these items on the United States segment was approximately $1.7 million of expense for the nine months ended March 29, 2008.

During the third quarter of fiscal year 2009, we recorded a noncash charge for goodwill and other impairments of $125.9 million in the U.S. segment and $0.8 million in our Canadian segment. See Note 11 to the Consolidated Condensed Statements of Operations for further discussion.

The decline in Canadian revenue and income from operations from the third quarter of fiscal 2009, compared to the third quarter of fiscal 2008 was due primarily to changes in foreign currency exchange rates. The conversion rate changed from 0.9965 in the third quarter of fiscal year 2008 to 0.8007 in the third quarter of fiscal year 2009. This resulted in lower revenue and income from operations of approximately $8.4 million and $0.6 million respectively for the three months ended March 28, 2009.

17.	Stock Repurchase

In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increased the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended March 28, 2009 there were no share repurchases and for the three months ended March 29, 2008, we repurchased 621,250 shares totaling $23.5 million. For the nine months ended March 28, 2009, we repurchased 650,387 shares totaling $16.1 million and for the nine months ended March 29, 2008, we repurchased 1,791,735 shares totaling $69.7 million. As of March 28, 2009, we had $57.8 million remaining under this authorization.

18.	Restricted Stock Unit Withholdings

We issue restricted stock units as part of our equity incentive plans. For the majority of the restricted stock units granted, the number of shares issued on vesting date is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

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
Our industry continues to consolidate from many family owned and small local providers to several large providers. We are participating in this industry consolidation. Our acquisition strategy is focused on acquisitions in the rental and direct purchase businesses that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
In the third quarter of fiscal 2009, economic conditions in the United States and Canada continued to deteriorate. The severe decline in customer employment levels continues to challenge our ability to maintain customers and generate growth. Our customers, in almost every industry across North America, continue to reduce their workforces in response to a prolonged downturn in economic activity. The rate of job losses in the United States in the last six months has accelerated significantly, with 3.7 million of the 5.1 million jobs lost in the U.S. since December 2007 occurring in the past six months alone. Since October 2008, the Canadian economy has lost 0.4 million jobs. Our existing revenue base and growth rate are being pressured by these severe declines in customer employment levels and our revenue growth is being impacted by the increasing number of customers who are going out of business due to financial difficulties. In this economic environment, customers continue to reduce usage of our products and services and delay decisions to install new programs or add products. Overall, our business is being pressured by the economic difficulty that is impacting customer employment levels, financial condition and operating behavior. We believe we are taking appropriate actions to adapt to these challenging economic conditions, including realigning our workforce and taking actions to reduce costs. However, if these negative economic trends continue our financial performance could be materially affected.
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
Environmental Costs
We accrue various environmental related costs, which consist primarily of fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum amount. This accrued amount reflects our assumptions regarding the nature of the remedy, and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations could result in higher or lower costs.

Accordingly, as investigation and other actions proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. While we cannot predict the ultimate outcome of these environmental matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves.
Accruals for environmental liabilities are included in the accrued expenses line item in the Consolidated Condensed Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense.
For additional information see Note 2, “Contingent Liabilities”.
Impairments of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Recoverability of assets in accordance with SFAS No. 144 compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal 2009, we recorded an impairment loss of $16.2 million related to certain long-lived assets and included that loss in the goodwill and other impairment charges line item in the Consolidated Condensed Statements of Operations. We did not record any impairment losses on long-lived assets in the consolidated condensed financial statements in the first two quarters of fiscal 2009 or in fiscal 2008.
For additional information see Note 11, “Goodwill and Other Impairment Charges”.
Goodwill and Intangible Assets
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment in accordance with SFAS No. 142 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We generally estimate fair value based on discounted cash flows. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect estimates of a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.
For additional information see Note 11, “Goodwill and Other Impairment Charges”.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 28, 2009 and March 29, 2008, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change
					Three Months	Nine Months
	March 28,	March 29,	March 28,	March 29,	FY 2009	FY 2009
	2009	2008	2009	2008	vs. FY 2008	vs. FY 2008

Revenues:
Rental operations	90.9%	92.8%	92.0%	92.1%	(9.9)%	(4.5)%
Direct sales	9.1	7.2	8.0	7.9	16.4	(1.9)

Total revenues	100.0	100.0	100.0	100.0	(8.0)	(4.3)

Expenses:
Cost of rental operations	70.1	68.0	69.8	67.5	(7.2)	(1.3)
Cost of direct sales	73.5	75.4	74.1	72.5	13.5	0.2

Total cost of sales	70.4	68.5	70.2	67.9	(5.5)	(1.1)

Selling and administrative	23.4	22.9	23.8	22.9	(6.2)	(0.4)
Goodwill and other impairment charges	54.9	—	17.6	—	—	—

(Loss)/Income from operations	(48.6)	8.6	(11.6)	9.2	(620.8)	(220.6)

Interest expense	1.4	1.5	1.5	1.6	(14.8)	(9.3)

(Loss)/Income before income taxes	(50.0)	7.1	(13.1)	7.6	(751.7)	(263.9)
Provision for income taxes	(12.7)	2.8	(2.6)	2.9	(512.8)	(185.4)

Net (loss)/income	(37.4)%	4.2%	(10.5)%	4.7%	(910.6)%	(312.4)%

Three months ended March 28, 2009 compared to three months ended March 29, 2008
Revenues. Total revenue in the third quarter of fiscal 2009 decreased 8.0% to $231.0 million from $251.1 million in the third quarter of fiscal 2008.
Rental revenue decreased $23.1 million, or 9.9% in the third quarter of fiscal 2009 compared to the same period of the prior fiscal year. Our organic rental revenue was approximately negative 7.25% compared to approximately positive 2.75% in the same period of the prior fiscal year. Our organic rental growth was negatively impacted by economic-driven customer attrition, reduced customer employment levels, lower usage levels and lower new account sales due to difficult economic conditions. Organic rental revenue is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In absolute dollars, rental revenue was negatively impacted by approximately $8.1 million or 3.5% compared to the prior year rental revenue due to the unfavorable impact of foreign currency translation rates with Canada.
Direct sale revenue increased 16.4% to $21.1 million in the third quarter of fiscal 2009 compared to $18.1 million in the same period of fiscal 2008. The organic direct sale growth rate during the current period was approximately 17.75%. The increase in direct sale revenue was due to the roll out of an apparel program to a major airline industry customer partially offset by an economic decrease in demand from other customers that negatively impacted the third quarter of fiscal year 2009.

Cost of Rental. Cost of rental operations decreased 7.2% to $147.0 million in the third quarter of fiscal 2009 from $158.4 million in the same period of fiscal 2008. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.9% in the third quarter of fiscal 2009 from 32.0% in the same period of fiscal 2008. The decrease in rental gross margin was a result of the reduction in fixed cost absorption from lower rental revenue, the impact of severance costs and higher vehicle maintenance costs as we transitioned to our out-source provider, partially offset by the benefit of location consolidations and lower energy costs.
Cost of Direct Sales. Cost of direct sales increased to $15.5 million in the third quarter of fiscal 2009 from $13.7 million in the same period of fiscal 2008. Gross margin from direct sales increased to 26.5% in the third quarter of fiscal 2009 from 24.6% in the third quarter of fiscal 2008. The increase in gross margin is primarily the result of lower compensation costs and the benefit of fixed cost leverage on higher direct sales volume.
Selling and Administrative. Selling and administrative expenses decreased 6.2% to $54.0 million in the third quarter of fiscal 2009 from $57.5 million in the same period of fiscal 2008. As a percentage of total revenues, selling and administrative expenses increased to 23.4% in the third quarter of fiscal 2009 from 22.9% in the third quarter of fiscal 2008. In absolute dollars, the decrease is primarily due to the focus on reducing our non-revenue producing workforce and limiting discretionary spending, partially offset by higher health care costs and regulatory compliance costs.
Impairment Charges. As discussed in Note 11 to the Consolidated Condensed Financial Statements, during the third quarter of fiscal year 2009, we conducted an impairment analysis for our goodwill, intangible assets and our long-lived assets. This analysis concluded that certain of our goodwill, intangible assets, and long-lived assets carrying values exceeded their related fair values by $126.7 million. This non-cash charge consisted of $107.0 million related to goodwill, $16.2 million related to long-lived assets and $3.5 million related to certain customer lists and is reported on the goodwill and other impairment charges line item of the Consolidated Condensed Statements of Operations for the three months ended March 28, 2009.
Interest Expense. Interest expense was $3.3 million in the third quarter of fiscal 2009, down from $3.8 million in the same period of fiscal 2008. The decrease in interest expense is primarily the result of lower average debt balances and lower rates in the third quarter of fiscal year 2009 when compared to the same period for the prior fiscal year.
Provision for Income Taxes. Our effective tax rate decreased to 25.3% in the third quarter of fiscal 2009 from 39.9% in the same period of fiscal 2008. The prior period tax rate was higher primarily due to an increase in reserves for uncertain tax positions, offset by the utilization of a net operating loss previously deemed unrealizable in the prior year and the impact of nondeductible goodwill impairment charges and the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes in the current year.
Nine months ended March 28, 2009 compared to nine months ended March 29, 2008
Revenues. Total revenue for the first nine months of fiscal 2009 decreased 4.3% to $718.0 million compared to $750.2 million for the same period in the prior fiscal year.
Rental revenue decreased $31.1 million, or 4.5% in the first nine months. Our organic rental revenue was approximately negative 3.0% in 2009 compared to approximately a positive 3.25% in 2008. Current year organic rental growth was negatively impacted by economic-driven customer attrition, reduced employment levels and lower new account sales due to difficult economic conditions. In absolute dollars, revenue decreased approximately 2.1% compared to the prior year due to the unfavorable impact of foreign currency translation rates with Canada.
Direct sale revenue decreased 1.9% to $57.8 million in the first nine months of fiscal 2009 compared to $58.9 million in the same period of fiscal 2008. The organic direct sale growth rate during the current period was approximately negative 1.5%. The decrease in direct sale revenue was due to the non-renewal of a contract with a major customer during fiscal 2008 and by an economic driven decrease in demand from other customers, substantially offset by increased revenues from the rollout of an apparel program to a major airline industry customer.
Cost of Rental. Cost of rental operations decreased 1.3% to $460.9 million in the first nine months of fiscal 2009 from $466.8 million in the same period of fiscal 2008. As a percentage of rental revenue, our gross margin from rental sales decreased to 30.2% in the first nine months of fiscal 2009 from 32.5% in the same period of fiscal 2008. The decrease in rental gross margin was a result of additional costs in fiscal 2009 associated with a recent change in compensation law of $3.3 million, a charge of $1.4 million associated with the expense reduction actions, increased production and health care costs as well as the effect of fixed cost absorption on lower sales volumes.
Cost of Direct Sales. Cost of direct sales increased to $42.8 million in the first nine months of fiscal 2009 from $42.7 million in the same period of fiscal 2008. Gross margin from direct sales decreased to 25.9% in the first nine months of fiscal 2009 from 27.5% in the same period of fiscal 2008. The decrease in gross margin is primarily the result of increased merchandise and freight costs as well as the impact of fixed cost absorption associated with lower direct sales volume.
Selling and Administrative. Selling and administrative expenses decreased 0.4% to $170.9 million in the first nine months of fiscal 2009 from $171.6 million in the same period of fiscal 2008. As a percentage of total revenues, selling and administrative expenses increased to 23.8% in the first nine months of fiscal 2009 from 22.9% in the same period of fiscal 2008. The increase is primarily the result of $4.5 million of expense associated with certain environmental reserves for fines and penalties and related expenses, approximately $2.1 million related to severance, increased bad debt expense and foreign currency transaction costs. These increases were partially offset by cost reduction efforts and lower incentive based compensation expense.
Impairment Charges. As discussed in Note 11 to the Consolidated Condensed Financial Statements, during the third quarter of fiscal year 2009, we conducted an impairment analysis for our goodwill, intangible assets and our long-lived assets. This analysis concluded that certain of our goodwill, intangible assets, and long-lived assets carrying values exceeded their related fair values by $126.7 million. This non-cash charge consisted of $107.0 million related to goodwill, $16.2 million related to long-lived assets and $3.5 million related to certain customer lists and is reported on the goodwill and other impairment charges line item of the Consolidated Condensed Statements of Operations for the nine months ended March 28, 2009.
Interest Expense. Interest expense was $10.7 million in the first nine months of fiscal 2009, down from $11.8 million in the same period of fiscal 2008. The decrease in interest expense is primarily the result of significantly lower average debt balances achieved during the third quarter of fiscal year 2009 as well as lower rates.
Provision for Income Taxes. Our fiscal 2009 year to date effective tax rate decreased to 19.9% for the first nine months of fiscal year 2009 from 38.2% in the same period of fiscal year 2008. The current year tax rate is significantly lower than our statutory rate primarily due to the impact of nondeductible goodwill impairment charges, nondeductible environmental charges, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and the write-off of deferred tax assets associated with certain expiring stock options. The prior year rate was higher than our statutory rate due to an increase in reserves for uncertain tax positions, offset by the utilization of a net operating loss previously deemed unrealizable. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at March 28, 2009 was $142.4 million, down 15.9% from $169.3 million at June 28, 2008. Working capital was primarily used to reduce long-term debt obligations by $30.7 million.
Operating Activities. Net cash provided by operating activities was $73.9 million in the first nine months of fiscal 2009 and $73.0 million in the same period of fiscal 2008. Cash generated from operating activities increased primarily due to improved collections on accounts receivable partially offset by lower net income in fiscal year 2009.
Investing Activities. Net cash used in investing activities was $18.4 million in the first nine months of fiscal 2009 and $82.8 million in the same period of fiscal 2008. There have been no acquisitions in fiscal year 2009; as a result, cash used in investing activities decreased when compared to the same period in the prior fiscal year. In fiscal 2009, cash was used primarily for purchases of property, plant and equipment. In fiscal 2008, cash was used primarily for acquisition of business assets and purchases of property, plant and equipment.
Financing Activities. Cash used for financing activities was $51.5 million in the first nine months of fiscal 2009 and cash provided by financing activities was $4.9 million in the same period of fiscal 2008. Cash used for financing activities in fiscal 2009 was primarily due to net repayment of debt and repurchases of our common stock. Cash provided by financing activities in fiscal 2008 was principally from our credit facilities, and issuance of stock under employee stock option agreements, partially offset by cash expenditures for our share repurchase program. We paid dividends of $3.9 million during the first nine months of fiscal 2009, compared to $3.1 for the same period in fiscal 2008.
We maintain a $325.0 million unsecured revolving credit facility with a syndicate of banks, which expires on August 31, 2010. As of March 28, 2009, borrowings outstanding under the revolving credit facility were $167.1 million at rates ranging from 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”). The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of March 28, 2009, letters of credit outstanding against the revolver totaled $20.8 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. The covenants in this agreement are the most restrictive when compared to our other facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 28, 2009.

	Required Covenant Amount	Actual Covenant Amount

Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.38
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	8.08
Minimum Net Worth	$309.3	$432.1
Our debt covenants are calculated by allowing an add back for non-cash charges, such as the non-cash impairment charges discussed in Note 11. As a result, the non-cash impairment charges recorded in the third quarter of fiscal year 2009 did not have a material effect on compliance with our debt covenants.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the LIBOR, or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of March 28, 2009 bear interest at an average all-in rate of 1.39% (LIBOR plus 0.88%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline and Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 28, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.83% (LIBOR plus 0.60%).
We maintain a receivable securitization facility whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of March 28, 2009 was $45.2 million, which was the amount of eligible receivables less a reserve requirement. The agreement will expire on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of March 28, 2009, there were no outstanding balances under this loan agreement. We are required to pay a fee on the unused balance of the facility.
We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of March 28, 2009, there was $14.3 million outstanding under the notes.
See Note 5 of the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
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

At March 28, 2009, we had available cash and cash equivalents on hand of $15.3 million and approximately $182.3 million of available capacity under our credit facilities ($137.1 million under the revolving credit facility and $45.2 million available under our receivables securitization facility). We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2009 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2009 will be approximately $23.0-$27.0 million.
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
Off Balance Sheet Arrangements
At March 28, 2009, we had $20.8 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. The income we recognized for our defined benefit pension plan was not material in the third quarter of fiscal 2009 and was $0.1 million in the same period of fiscal 2008. At June 28, 2008, the fair value of our pension plan assets totaled $44.2 million.
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
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. We do not anticipate that the recent decline in the global equity markets will have a significant impact on our future expected long-term return on plan assets. However, if the recent decline in economic conditions continues, or deteriorates further we will consider these developments when we determine our annual pension plan assumptions.
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
As a result of the reclassifications implemented in the fourth quarter of fiscal year 2008, the results for the third quarter of fiscal year 2008 were reclassified to conform with the current year presentation. These reclassifications had no impact on our previously reported income from operations, net income, cash flows, the basic and diluted earnings per share amounts or beginning retained earnings.
The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the three months ended March 29, 2008.

	For the Three Months Ended
	March 29, 2008
	As Previously Reported	Reclassifications	As Reclassified

Operating Expenses
Cost of rental operations	$148.9	$9.5	$158.4
Cost of direct sales	14.3	(0.6)	13.7
Selling and administration	53.8	3.7	57.5
Depreciation and amortization	12.6	(12.6)	—

Total operating expenses	$229.6	$—	$229.6

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Operations for the nine months ended March 29, 2008.

	For the Nine Months Ended
	March 29, 2008
	As Previously Reported	Reclassifications	As Reclassified
Operating Expenses
Cost of rental operations	$439.9	$26.9	$466.8
Cost of direct sales	43.6	(0.9)	42.7
Selling and administration	160.6	11.0	171.6
Depreciation and amortization	37.0	(37.0)	—

Total operating expenses	$681.1	$—	$681.1

The following table summarizes the changes to originally reported amounts and subtotals in the Consolidated Condensed Statement of Cash Flows for the nine months ended March 29, 2008.

	For the Nine Months Ended
	March 29, 2008
	As Previously Reported	Reclassifications	As Reclassified

Operating Activities:
Depreciation and amortization	$37.0	$(1.3)	$35.7
Other assets and liabilities	4.2	1.3	5.5

Net cash provided by operating activities	$73.0	$—	$73.0

Exit, Disposal and Related Activities
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. We expect all payments associated with these actions to be completed by September 30, 2009.
During the first quarter of fiscal year 2009, we recorded approximately $2.6 million of expense in the Consolidated Condensed Statement of Operations. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item.
In the third quarter of fiscal year 2009, we realigned our workforce to better match our cost structure with our revenue volume. As a result of this realignment, we eliminated 340 personnel and recorded approximately $0.9 million in severance costs in the Consolidated Condensed Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our Consolidated Condensed Statements of Operations for the three and nine months ended March 28, 2009. Substantially all of the severance costs related to these actions were paid by March 28, 2009.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. These legal actions include a lawsuit that challenged the practice of charging for certain environmental services on invoices, which was settled in fiscal year 2006 and is presently being administered. We are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.
While we cannot predict the outcome of these matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to operating certain facilities in noncompliance with required permits. We resolved two of these proceedings in the fall of 2008 and have paid the negotiated penalties in these two actions. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, we decided to enhance our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we have gained additional assurance with respect to our environmental compliance. We have substantially completed these inspections and, where required, are undertaking appropriate corrective actions. As of March 28, 2009, we had reserves of approximately $4.1 million related to these matters. Total expense for these matters was $0 and $4.1 million for the three and nine months ended March 28, 2009, respectively, and is recorded in the selling and administrative line of the Consolidated Condensed Statement of Operations.
Compensation Matters
As a result of changes to prevailing compensation laws, we previously determined that it is probable that we will be required to pay additional compensation to certain affected employees for services previously rendered. While rulemaking regarding this law remains ongoing, in an effort to estimate the amount, we have conducted extensive financial analysis and have inspected available historical records. We established a reserve of approximately $3.3 million for this liability, which we believe is sufficient to resolve this matter. This amount was recorded in cost of rental in the Consolidated Condensed Statement of

Operations in the first quarter of fiscal year 2009. We do not expect this change in compensation law to materially impact our ongoing operations as we are in the process of implementing operational changes to correct the issue.
While we cannot predict the ultimate outcome of these environmental and compensation matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.9 million and $1.8 million for the three months ended and $5.2 million and $4.4 million for the nine months ended March 28, 2009 and March 29, 2008, respectively. The number of options that have been exercised and restricted stock that vested since June 28, 2008, was 0.1 million shares.
Adoption of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 effective at the beginning of fiscal year 2009, subject to the deferral provisions of FSP No. 157-2. Our adoption did not impact our consolidated financial position or results of operations. See Note 4 of the consolidated condensed financial statements for additional disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS No. 159 at the beginning of fiscal year 2009, and did not elect the fair value option for eligible items that existed at the date of adoption.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. We adopted SFAS No. 161 at the beginning of the quarter ended March 28, 2009. Our adoption did not impact our consolidated financial position or results of operations. See Note 5 of the consolidated condensed financial statements for additional disclosures.
Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141(r), “Business Combinations” (SFAS No. 141 (r)). This statement replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations for which the acquisition date is after June 27, 2009.
We believe that SFAS 141(r) will not have a material impact on our consolidated financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage the interest rate on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding as of March 28, 2009 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts as of March 28, 2009 is an unrealized loss of $11.3 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable debt and interest rate swaps is the three month LIBOR rate as of March 28, 2009. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 100 basis points increase and decrease on market interest rates and the impact of a gradual increase and decrease of 25 basis points. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $11.1 million. The scenario with an immediate increase or decrease of 100 basis points on market interest rates would increase or decrease forecasted interest by $0.9 million or 8.0%. The scenario with a gradual 25 basis point increase or decrease would increase or decrease forecasted interest expense by $0.5 million or 4.9%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, we have established target levels of forecasted purchases in which the price will not be subject to market price changes. We use derivative financial instruments to manage the risk that changes in gasoline costs will have on our future financial results. We purchase futures contracts to effectively hedge a portion of anticipated actual energy purchases. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating commodity prices calculated by reference to an agreed-upon notional principal amount. The futures contracts are reflected at fair value in the consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of other comprehensive income) for contracts that achieve cash flow hedge accounting or in the statements of operations depending on the effectiveness of the hedge. Upon settlement of each contract, the actual gain or loss is reflected in cost of rental operations. The current fair market value of all outstanding contracts as of March 28, 2009 is an unrealized loss of $1.3 million.

A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of gasoline purchases. The sensitivity analysis that was performed assumed gasoline prices at March 28, 2009, hedged gallons of 2.3 million, forecasted gasoline purchases over a one-year period. For each one percentage point increase or decrease in gasoline prices under these forecasted levels and prices, our forecasted gasoline expense would change by approximately $0.1 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchases or normal sales” under SFAS 133 and therefore, are not considered derivative instruments for accounting purposes.
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
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleges that our operations at this facility violated certain previously issued permits and/or that we are operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleged two additional counts with respect to our Waterbury, Connecticut facility and one additional count regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violated certain hazardous waste rules. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve these matters, including with respect to any amounts which may be payable.
We became aware that our Des Moines, Iowa facility violated the facility’s wastewater treatment permit. In addition, we became aware that this facility incorrectly reported its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). We also understand that the U.S. EPA has referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. On November 25, 2008, the U.S. Attorney served a Grand Jury subpoena requesting various documents, correspondence, e-mails and electronic documents related to the wastewater treatment system at the Des Moines facility. In response to the subpoena, we have submitted certain information to the U.S. Attorney and will submit additional responsive information as it becomes available. Further, on November 18, 2008, we paid the Des Moines Metropolitan Wastewater Reclamation Authority $0.1 million in surcharges toward resolving this matter with the city.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspections, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. The U.S. EPA has not yet provided a written record of its findings. Since the U.S. EPA’s inspection, we have had an independent environmental consulting firm audit this facility. This firm identified certain operational deficiencies at the facility, and we are currently undertaking corrective actions.
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. Since the U.S. EPA’s inspection, we have had a third party independent environmental consulting firm audit this facility. This firm identified certain operational deficiencies, and we are currently undertaking corrective actions. In a letter, dated December 30, 2008, the U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order requiring us to sample and test certain emissions at the Manchester facility. We submitted a response and proposed test protocol to the U.S. EPA and to the New Hampshire Department of Environmental Services (the “NHDES”) on February 27, 2009. The U.S. EPA is still reviewing our submittals at this time. However, it appears that air stack testing is tentatively scheduled for May 2009. Our personnel and environmental consultant have met with representatives of the U.S. EPA and the NHDES at the Manchester facility on several occasions to discuss the nature and extent of the requested testing.
By letter, dated June 25, 2008, the U.S. EPA notified us that it was preparing to bring an administrative enforcement action against us in connection with alleged violations of the Resource Conservation and Recovery Act at our facilities in Pittsburg, California and Santa Fe Springs, California. The alleged violations generally pertained to two tanks used to store recovered solvent, and to various training, reporting and contingency-planning requirements. The U.S. EPA also provided us with its letter containing: (a) a list of alleged violations of California’s hazardous waste management requirements at the Pittsburg facility, and (b) hazardous-waste management recommendations made by Contra Costa Health Services following a March 27, 2008 inspection of the Pittsburg facility. We entered into a consent agreement and final order (the “EPA Agreement”) with the U.S. EPA that settles their allegations in this matter. Pursuant to the EPA Agreement, we paid a penalty of $0.4 million, but we did not admit or deny any of the allegations made by the U.S. EPA. Further, we continue to implement additional environmental corrective actions at the two facilities.
While we cannot predict the outcome of these matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves.
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
We periodically review the carrying value of goodwill for possible impairment; if future circumstances indicate that goodwill is impaired, we could be required to write down amounts of goodwill and record impairment charges.
In the third quarter of fiscal 2009, we reduced the carrying value of our goodwill from $423.0 million to $316.0 million and recorded a related non-cash impairment charge of $107.0 million. We continue to monitor relevant circumstances, including customer spending levels, general economic conditions and the market price for our common stock, and the potential impact that such circumstances might have on the valuation of our goodwill. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, could in the future require us to further reduce our goodwill and record related non-cash impairment charges. If we were required to further reduce our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.
Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.
Our operating locations are subject to stringent environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges or pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by regulators or third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. We could also be required, as a result of violations of these laws and regulations, to reduce or cease use of certain equipment and limit or stop production at certain facilities. These consequences could materially and adversely affect our results of operations and financial condition and disrupt customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters and environmental contingencies, based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of additional clean-up obligations, the discovery of additional alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
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
At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated as well as the adequacy of our reserves with respect to such costs. In fiscal year 2009, we increased our reserves for environmental matters to approximately $4.1 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstance or estimates arise.
Volatility in the global economy could adversely affect results.
Global financial markets have been experiencing an extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, there can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. In addition, the decline in the economic environment, could negatively impact assumptions we use to value our pension plan assets and obligations which could result in a material adverse impact to our financial results in future periods. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended March 28, 2009, there were no shares repurchased and for the three months ended March 29, 2008, we repurchased 621,250 shares totaling $23.5 million. For the nine months ended March 28, 2009, we repurchased 650,387 shares totaling $16.1 million and for the nine months ended March 29, 2008, we repurchased 1,791,735 shares totaling $69.7 million. During the three months ended March 28, 2009 there was no cash spent on the repurchase of shares. Cash spent on the repurchase of shares totaled approximately $23.5 million during the three months ended March 29, 2008 and approximately $16.1 million and $70.7 million during the nine months ended March 28, 2009 and March 29, 2008, respectively. The amount of cash expended during the nine month period ending March 29, 2008 included $1.0 million for shares repurchased in the fourth quarter of fiscal year 2007 but not paid until July 2, 2007. As of March 28, 2009, we had $57.8 million remaining under this authorization.
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

G&K SERVICES, INC. (Registrant)
Date: May 1, 2009	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)