Form 10-K/A
period 2008-06-28
G&K SERVICES INC
filed 2009-06-05
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
On August 18, 2008, there were outstanding 18,903,987 shares of the registrant’s Class A Common Stock.

Explanatory Note
We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to correct the disclosures identified below, which were included in our proxy statement (the “2008 Proxy Statement”) for our Annual Meeting of Shareholders held Thursday, November 13, 2008, filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2008, and incorporated into Item 11 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (the “Original Annual Report”), filed with the SEC on August 27, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Item 11, as amended.
Item 11 of our Original Annual Report is amended and restated to:
•	correct certain disclosures regarding potential payments and benefits payable to our former Chairman and Chief Executive Officer in the event of any termination of our employment agreement with him; and

•	correct certain disclosures regarding the terms of our severance arrangements with the other Named Executive Officers.
This Amendment merely corrects disclosures previously made. There were no changes made to the employment agreement into which we entered with our former Chairman and Chief Executive Officer, nor does the correction of the disclosures have any impact on our consolidated financial statements.
Except as described above, we have not modified or updated other disclosures presented in the Original Annual Report. This Amendment does not amend, update or change the financial statement or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

G&K Services, Inc.
Form 10-K/A
(Amendment No. 1)
For the fiscal year ended June 28, 2008

PART III
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of our executive officers’ (identified as Named Executive Officers or NEOs) total compensation program. The discussion focuses on the program and decisions for the 2008 fiscal year. We address why we believe the program is right for our company and our shareholders, and we explain how compensation is determined.
Overview
What person or group is responsible for determining the compensation levels of executive officers?
The Compensation Committee of our Board of Directors, which consists entirely of independent directors and whose membership is determined by the Board of Directors, is responsible for:
•	approving the design and implementation of our executive compensation program;

•	regularly reporting on committee actions and recommendations at board meetings;

•	working with the Audit and Governance Committees of our Board of Directors, as appropriate; and

•	reviewing NEO compensation and reporting to the Board of Directors, which is responsible for approving all NEO compensation.
The Compensation Committee of our Board of Directors retained the Hay Group as the independent compensation consultant to provide market information, analysis and guidance in the development and assessment of our executive compensation program. Although the Hay Group primarily supports the Compensation Committee, on occasion, the Hay Group has provided market data and general compensation consultation to G&K. The Compensation Committee also works with our human resources and compensation and benefits professionals on the design and implementation of executive compensation programs and employee benefit plans that are of material significance.
The Compensation Committee annually reviews NEO compensation. The Compensation Committee considers information provided by its independent compensation consultant, and reviews and recommends compensation actions for NEOs for approval by our full Board of Directors.
Role of Compensation Consultant
In April 2005, the Compensation Committee engaged the Hay Group, Inc. to provide independent compensation consultation and advice to the Compensation Committee to ensure that executive compensation decisions are aligned with the long-term interests of shareholders and with corporate goals and strategies. Specifically, the Hay Group is tasked with fulfilling the following responsibilities:
•	advise the Compensation Committee Chair on management proposals as requested;

•	undertake special projects at the request of the Compensation Committee Chair;

•	review Compensation Committee agendas and supporting materials in advance of each meeting;

•	attend Compensation Committee meetings;

•	make recommendations on companies to include in peer group, analyze the selected peer group information and review other survey data for competitive comparisons;

•	review the executive compensation programs and competitive positioning for reasonableness and appropriateness;

•	review the company’s total executive compensation program and advise the Compensation Committee of plans or practices that might be changed to improve effectiveness;

•	oversee survey data on executive pay practices and amounts that come before the Compensation Committee;

•	provide market data and recommendations on Chairman and CEO compensation without prior review by management except for necessary fact checking;

•	review draft Compensation Discussion & Analysis and related tables for our proxy statement;

•	review any significant executive employment or change-in-control provisions in advance of being presented to the Compensation Committee for approval;

•	periodically review the Compensation Committee’s charter and recommend changes; and

•	proactively advise the Compensation Committee on best-practice ideas for Board governance of executive compensation as well as areas of concern and risk in the company’s program.

In fiscal 2008, as part of his ongoing services to the Compensation Committee as described above, the compensation consultant attended all regularly scheduled meetings of the Compensation Committee (either in person or telephonically) and worked on the following projects:
•	reviewed current peer group and made recommendation on peer group additions;

•	advised the Compensation Committee with respect to the design and amounts of a special one-time equity grant for executive officers;

•	actively participated in review and design of G&K’s long-term incentive/equity program and establishing a framework for developing annual grant guidelines;

•	conducted market analysis of the Chairman and CEO compensation and made recommendations on changes to Chairman and CEO’s total compensation package.
Certain of our executive officers also have roles in the compensation process, as follows:
•	Our Chairman and CEO recommends compensation actions for members of the executive committee (other than himself) and his direct reports and submits those recommendations to the Compensation Committee for review and approval.

•	In addition, our Chairman and CEO provides his perspective on recommendations provided by the consulting firm hired by the Compensation Committee regarding compensation program design issues.

•	Our Senior Vice President Human Resources plays an active role by providing input on plan design, structure and cost, and assessing the implications of all recommendations on recruitment, retention and motivation of company employees, as well as company financial results.

•	When requested by the Compensation Committee, other executive officers, such as the Senior Vice President and Chief Financial Officer (Sr. VP CFO), Vice President Controller, and G&K’s legal counsel, may also review recommendations on plan design, structure and cost, and provide a perspective to the Compensation Committee on how these recommendations may affect recruitment, retention and motivation of company employees, as well as company financial results.
Discussion and Analysis
The following discussion and analysis is focused on our NEO compensation program. Our NEOs are our Chairman and CEO, our Sr. VP CFO, and the three most highly compensated executive officers, other than our Chairman and CEO and our Sr. VP CFO, who were serving as our executive officers at the end of fiscal 2008. The discussion focuses on the program and decisions for fiscal 2008 and specifically answers the following questions:
1.	What are the objectives of the company’s compensation program?

2.	What is the compensation program designed to reward?

3.	What is each element of compensation?

4.	Why does the company choose to pay each element?

5.	How does the company determine the amount/formula for each element?

6.	How does each element and the company’s decision regarding that element fit into the company’s overall compensation objectives and affect decisions regarding other elements?
What are the objectives of the company’s compensation program?
The objectives of our compensation programs are to provide compensation and benefits plans that enable the company to attract, retain and motivate highly qualified, experienced executives and reward them for performance that creates long-term shareholder value. G&K seeks to increase shareholder value by rewarding performance with cost-effective compensation that ensures appropriate linkage between pay, company performance, and results for shareholders. G&K strives to reward employees fairly and competitively through a mix of base salary, short and long term incentives, benefits, career growth and development opportunities.
What is the compensation program designed to reward?
The compensation program strives to effectively utilize elements of compensation under a total reward philosophy that combines annual and multi-year reward opportunities, which are designed to:
•	provide competitive levels of compensation that link compensation to the achievement of the company’s annual objectives and long-term goals;

•	reward the achievement of company performance objectives; and

•	recognize individual initiative and reward strong individual and team performances.

Shareholder value and corporate performance are realized through the company’s ongoing business strategy to:
•	achieve year-over-year growth in revenue and earnings;

•	increase value of existing assets;

•	maintain financial strength and flexibility;

•	selectively participate in continued industry consolidation; and

•	reward strong individual performance that is aligned with company goals and objectives.
What is each element of compensation?
There are five components of G&K’s executive compensation program:
•	base salary;

•	annual management incentive compensation (referred to as Management Incentive Plan or MIP);

•	long-term equity-based compensation;

•	benefits and perquisites; and

•	severance and change-in-control benefits.
Base Salary
Base salary is fixed compensation designed to compensate NEOs for their level of experience and continued performance excellence in their individual roles. Providing executives with competitive base salaries allows G&K to attract high-caliber talent and retain their on-going services by providing them with a level of financial certainty. Base salary is set in relation to the competitive market for the position and individual performance. We review executive base salary on an annual basis (comparing to the median of the competitive market for each position), and increases are based on individual performance and the market.
For NEOs (excluding the Chairman and CEO), individual performance is assessed against business performance objectives and individual functional objectives at mid-year and at fiscal year-end. The NEO provides a self-evaluation with significant accomplishments and challenges during his performance review with the Chairman and CEO. At the August meeting of the Board of Directors, the Chairman and CEO provides a talent review of the NEOs to discuss his assessment of each NEO’s performance, strengths and accomplishments, along with challenges and areas for improvement. The Chairman and CEO makes compensation recommendations (base, equity grant, achievement of functional objectives on the MIP calculation), which are reviewed by the Compensation Committee and then submitted to the Board of Directors for final review and approval. The Chairman and CEO must also conduct a self-assessment of his own performance over the fiscal year, which he reviews with the Chairman of the Compensation Committee and the Chair of the Governance Committee of the Board of Directors. The Board of Directors also completes an evaluation of the Chairman and CEO’s performance. The Chair of the Governance Committee holds a telephonic conference call with the Governance Committee to review the specific performance recommendations. The Hay Group then works with the Chairman of the Compensation Committee to make compensation recommendations for review by the Compensation Committee and final review and approval by the Board of Directors. Merit increases for the NEOs ranged from 0.0% to 7% for fiscal 2008, reflecting differences in performance, pay relevant to market and consideration of internal equity.
Annual Management Incentive Plan
The annual Management Incentive Plan (MIP) is a variable pay program tied to achievement of annual business performance goals. The MIP is designed to compensate NEOs for meeting specific company financial goals and individual function/business goals established as part of our annual business plan. MIP target incentive levels are based on competitive market data, job content and responsibilities, and internal equity. Target Incentive levels are expressed as a percentage of base salary, as follows:

Target Incentive
Position	(as a % of Base Salary)
Chairman and CEO	80%
Sr. VP CFO	55%
Presidents	50%
Based upon market data and a peer group analysis (using the methodology set forth on page 13), the fiscal 2008 target incentive for the Chairman and CEO was increased from 75% to 80% and the target incentive for the Sr. VP CFO was increased from 50% to 55%. The target incentive levels for the remaining NEOs did not change.

Management Incentive Plan Payouts
MIP payouts are calculated based on actual performance measures set at the beginning of each fiscal year, which are reviewed and approved by the Compensation Committee. The measures align NEOs with clear line-of-sight responsibility to:
•	Quantitative Financial Measures: revenue and earnings benchmarks have been chosen as the key financial measures for the MIP plan because they best represent our primary short-term growth goals and align with and support the attainment of our long-term strategy

•	Individual Functional Objectives: key initiatives/functional objectives reward individuals for achieving goals that support and drive financial performance as well as achieve our strategic plan
Plan Measures and Weights and Performance Targets
The plan measures and weights, as well as the performance targets and results, are as follows:

			Performance Targets for Financial
	Weights		Measures			Results
	Chairman
	& CEO
	and Sr.					Achieve-
Plan Measures	VP CFO	Presidents	Threshold	Target	Maximum	ment	Payout Factor
Company Financial Measures:			(30% Payout)	(100% Payout)	(200% Payout)
• Revenue Growth (1)	40%	25%	$953 M	$1,008 M	$1,047 M	$1,002 M		92%
• EPS Growth (2)	40%	25%	$2.06	$2.16	$2.26	$2.27		200%
Business Unit Financial Measures							Wood	Miller	Milroy
• Revenue Growth	N/A	20%	(3)	(3)	(3)	(3)	0%	20%	30%
• Operating Income	N/A	20%					0%	38%	0%
Individual	20%	10%	(0%	(100%	(150%	See Individual Functional Objectives
Functional			Payout)	Payout)	Payout)	Table below
Objectives			See Individual Functional Objectives
			Table below
Total	100%	100%

(1)	In order to earn a payout for the Company Revenue Growth objective, performance must be achieved at or above the threshold level and the company’s EPS performance must exceed the EPS level achieved in the previous fiscal year.

(2)	In order to earn a payout for the Company Earnings Per Share Growth objective, performance must be achieved at or above the threshold level.

(3)	G&K does not provide annual earnings guidance for business unit financials and business unit plans are highly confidential. Disclosing specific objectives would provide competitors and other third parties with insights into the planning process and would therefore cause competitive harm. The Compensation Committee (and the Chairman and CEO for his direct reports) sets performance targets such that the relative difficulty of achieving the threshold, target and maximum levels for each financial objective is consistent from year to year. Performance targets are established at levels that are achievable but challenging (“stretch” goals) and above prior year actual results.

Individual Functional Objectives
Individual functional objectives are also established at levels that are achievable but challenging and above prior year actual results. The functional objective and the actual payout factor achieved for each NEO for fiscal 2008 are as follows:

		Results/Payout
NEO	Functional Objective	Factor
Richard L. Marcantonio Chairman and CEO	The specific functional objectives for Mr. Marcantonio included the following: guiding Mr. Milroy in the successful transition into his role as President, Direct Purchase and Business Development, and as a member of G&K’s executive team; ensuring the development of a medium-term IT strategy that will lead to a more effective long-term IT vision; continuing to improve upward and downward communications within G&K; and continuing to actively promote diversity throughout G&K.	100%

Jeffrey L. Wright Sr. VP CFO	The specific functional objectives for Mr. Wright were related to the implementation of SAP software into Lion Uniform Group and achievement of financial operating goals, which are not publicly disclosed. To disclose the financial operating goals publicly would cause significant competitive harm to the company.	115%

Messrs. Miller and Wood (Miller) President US Rental Operations and (Wood ) President - Canada	The specific functional objectives for Messrs. Miller and Wood reflect G&K’s confidential strategic business metrics and G&K’s confidential operating performance goals. To disclose these goals publicly would cause significant competitive harm to the company.	Mr. Miller = 12.17% Mr. Wood = 0%

Douglas A. Milroy President Dir Purch & Bus Dev	The specific functional objectives for Mr. Milroy reflect G&K’s confidential strategic business plans. To disclose these goals publicly would cause significant competitive harm to the company.	100%
Plan measures and weights have been carefully reviewed by the Compensation Committee, and approved by the Board of Directors. Performance targets are recommended prior to each fiscal year based on business unit plans, expected progress towards long-term goals, and anticipated market conditions. The annual performance targets for company revenue growth and earnings per share are then presented to and approved by the Compensation Committee of the Board of Directors. MIP payouts are based on actual business results compared to the performance targets, which were approved at the beginning of the fiscal year.
Individual Functional Objectives and financial goals are established by the Chairman and CEO for his direct reports at the beginning of the fiscal year. Measures for these objectives are generally quantitative, so that the level of achievement can be readily assessed at fiscal year-end. A rating of the results is recommended by the Chairman and CEO for his direct reports, and presented to the Compensation Committee for review and to the Board of Directors for final review and approval. The Chairman and CEO’s results are evaluated by the Compensation Committee, with their recommended rating on individual functional objectives submitted to the Board of Directors for final review and approval.
MIP Calculation
The MIP is calculated as follows:
1.	Target Incentive = Base Salary x Target Incentive % x % of Year in Eligible Position

2.	Incentive Score for each performance measure = Payout Factor x Weight (% allocated to the measure)

3.	Incentive Amount Calculated for each performance measure = Incentive Score x Target Incentive Opportunity

4.	Total MIP Payout = Sum of all Incentive Amounts Calculated for each performance measure
Incentive compensation is determined by the Compensation Committee of our Board of Directors for NEOs based generally on achievement of certain targets against an internal business plan approved annually by the Board of Directors. Over the past five years, we have achieved performance in excess of the target level 3 times and have achieved the maximum performance level in one of those years (fiscal 2005). Over the past five years, the payout percentage has ranged from 31.9% to 228.9% of senior executive participant’s target award opportunity, with an average payout percentage equal to approximately 97.1% of the total target award opportunity for this group. MIP incentive plan payouts are capped at 200% of target for financial measures and 150% of target for individual functional objectives.

The Compensation Committee decided to pay a discretionary bonus to Mr. Milroy in the amount of $45,000 for his significant efforts in fiscal 2008 in connection with the resolution of issues involved in the implementation of SAP software into Lion Uniform Group; development of a revised plan for the introduction of Dockers ® Apparel in G&K’s organization utilizing existing facilities; and for playing a key advisory role on a key new project impacting G&K’s service organization. The key new project was in addition to his assigned responsibilities. The $45,000 represents 15% of Mr. Milroy’s base salary.
Long-Term Equity Compensation
Long-term equity compensation supports strong organization performance over a long period of time (typically three years or more). Long-term equity compensation aligns NEOs’ compensation with shareholders’ interests, rewards NEOs for increasing long-term shareholder value, and promotes executive retention. Long-term equity award targets for each position are established each year based on competitive market data, also taking into account the rate at which equity grants deplete the number of shares available for grant under the company’s 2006 Equity Incentive Plan (run rate) and shareholder dilution. Individual equity awards are based on individual performance.
In fiscal 2008, we granted two types of equity awards:
•	Stock Options (Non-qualified Stock Options) — each stock option represents the right to purchase one share of our Class A Common Stock at a price equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable in equal installments over three years and have a term of ten years.

•	Restricted Stock — restricted stock represents the right to own Class A Common Stock after the time restrictions lapse. Restrictions lapse in equal installments over five years.
Vesting schedules and term lengths
Vesting schedules and term lengths for new grants are periodically reviewed by the Compensation Committee of our Board of Directors. The Compensation Committee has determined that the existing vesting schedule and term lengths provide the appropriate balance between employee retention and reward for performance.
Grant Targets and Mix
G&K’s equity grant practice is to use a combination of stock options (to reward growth) and restricted stock (to support retention). Each year, G&K establishes target grant values taking into consideration market median grant levels while still managing annual run rate and shareholder dilution within appropriate levels. G&K then evaluates the mix with the objective of delivering as much of the equity grant in stock options as possible to drive growth. For fiscal 2008, the Compensation Committee approved equity compensation grants allocated among the types of awards, as follows:

	% of Target Expected Value
Officer	Stock Options	Restricted Stock
Chairman and CEO	50%	50%
Remaining NEOs	40%	60%
After establishing the mix, the target grant levels are converted into shares using the following formulas:
•	Stock Options: (% allocated to Stock Options x Target Grant Level)/Black Scholes Value

•	Restricted Stock: (% allocated to Restricted Stock x Target Grant Level/(Black Scholes Value x Conversion Factor))
The conversion factor used in the restricted stock formula is determined based on G&K’s stock price volatility as follows:

Volatility	Conversion Factor
25%	4:1
33%	3:1
Grant Practice
Our grant practice in prior years was to grant equity annually on or about the first business day of September and after the fiscal year end earnings announcement, which generally occurred around mid-August. The price per share of the company’s stock was set based on market close on the day of grant. In fiscal 2008, we changed our grant practice going forward and made grants effective as of the date of the August Board of Director’s meeting, which occurred after the year end earnings announcement. On occasion, the

Compensation Committee may grant stock options or restricted stock to NEOs at times other than the annual grant date (e.g., upon hire or promotion), with the grant price set based on market close on the day of grant.
Special Stock Option Grant in Fiscal 2008
In November 2007, G&K made a special stock option grant of 60,000 shares to the Chairman and CEO and 25,000 shares to each of the remaining NEOs. The special grant was made to strengthen the alignment with long-term shareholder interests, motivate senior executives to take action that results in increasing shareholder value, encourage retention of senior executives, and reward them for achieving G&K’s long term vision and strategy. The grant size was set to equal roughly 100% of Base Salary for the Chairman and CEO and 75% of Base Salary for the remaining NEOs. One hundred percent of the shares of the special stock option grant cliff vest on the third anniversary date of the grant. The special stock option grant has a 10 year term.
Equity Holding Requirements
We believe that requiring executive officers to hold significant amounts of our common stock strengthens the alignment of the executive officers’ interests with those of our shareholders and promotes achievement of long-term business objectives. Equity holding requirements for our executive officers were implemented in August 2004. Since August 2004, NEOs have been required to hold one-half of all shares granted for three years, net of the number of shares required to cover estimated taxes and exercise cost. The holding requirement applies to restricted stock at the time of vesting and stock options at the time of exercise. Effective for fiscal 2008, we have adopted expanded equity ownership guidelines for our executive officers. Specifically, NEOs have five years to achieve ownership targets, which are five times base salary for our Chairman and CEO and three times base salary for the remaining NEOs.
Benefits
Benefits include health and welfare, retirement, and perquisite programs that are intended to provide financial protection and security to NEOs and their families and to reward their dedication and long-term commitment to the company. Company sponsorship (coupled with competitive employee cost-sharing arrangements) of these plans is critical to our ability to attract and retain the talent we need to support our overall business objectives. NEOs have the opportunity to participate in the same retirement, health and welfare plans as other company salaried employees and have supplemental benefits provided as well:
•	Supplemental Executive Retirement Plan (SERP)(frozen as of January 1, 2007)

•	Executive Deferred Compensation Plan (DEFCO)

•	executive long-term disability insurance

•	financial planning services
o	Chairman and CEO — $7,500 each year (increased from $5,000 to $7,500 in June 2008)

o	Other NEOs — $5,000 each year (increased from $2,500 to $5,000 in June 2008)
•	executive physical

•	leased automobiles for NEOs (being phased out)

•	country club dues (Chairman and CEO and Sr. VP CFO) were eliminated starting in fiscal 2008.
Fringe Benefits
We periodically reassess our level of fringe benefits. In 2007, we redesigned our company-sponsored retirement program for U.S. non-union employees, including the U.S. NEOs, as well as for our union employees enrolled in the program, to maintain competitive retirement benefits while reducing the volatility of future company defined benefit pension costs. The new program, which took effect January 1, 2007, included freezing the qualified pension and SERP benefits and enhancing the 401(k) and the Deferred Compensation Plan. In fiscal 2008, we decided to phase out leased automobiles for NEOs over the next two years as automobiles come off lease. The fringe benefit will be replaced with a weekly taxable car allowance in the following amounts:

NEO	Rate Effective January 2008	Rate Effective June 2008
Richard L. Marcantonio	$442.31 ($23,000 annual)	$465.39 ($24,200 annual)
Robert G. Wood	$390.39 CAD ($20,300 CAD annual)	$413.46 CAD ($21,500 CAD annual)
Remaining NEOs	$351.92 ($18,300 annual)	$375.00 ($19,500 annual)

Severance and Change-in-Control Benefits: Employment Agreements
Severance and change-in-control benefits include salary and certain benefits that are paid in the event of termination of employment under certain circumstances, including following a change in control. Severance and change-in-control benefits help attract executive talent, assist with the career transition of executives, and create an environment that provides for adequate business transition and knowledge transfer during times of change. The level of this severance protection is established to be competitive with market best practices. We have entered into agreements with each of our NEOs that provide benefits to the executive if he or she is terminated after a change in control of the company. With respect to the Chairman and CEO in particular, benefits are provided if he is terminated at any time, for any reason, within two years following a change in control. With respect to other NEOs, benefits are provided if an NEO is terminated within one year following a change in control if the termination is by the employer without cause, or by the executive for good reason. The various key terms are defined specifically in each agreement. Severance benefits are payable in such circumstances. In the event of a change in control, and regardless of whether the executive is terminated, unvested equity awards will vest immediately upon the change in control, consistent with the provisions of our equity compensation plan.
These agreements were put in place and the related triggers were selected to assure that we will have the continued dedication, undivided loyalty and objective advice and counsel from these key executives in the event of a proposed transaction, or the threat of a transaction, which could result in a change in control of the company. We also believe that these agreements are beneficial to the company because, in consideration for these severance arrangements, the executives agree to noncompetition and non-solicitation covenants for a period of time following termination of employment.
In fiscal 2008, we amended and restated employment agreements with our NEOs (Messrs. Marcantonio, Wright, Miller, Wood, and Milroy) to:
•	eliminate some inconsistencies among our current agreements with our executives;

•	address changes in executive compensation arrangements and competitive issues;

•	address governance trends; and

•	allow for periodic review of the agreements by us.
We also amended Mr. Wright’s employment agreement to make conforming changes to executive employment agreements made for other executives in 2007 and to make the changes set forth above.
Below is a summary of the changes:
Mr. Marcantonio:
In order to comply with Section 409A, Mr. Marcantonio’s employment agreement was amended to reflect the timing of payments in the event of termination without cause, termination for good reason, and termination following a change in control. Mr. Marcantonio’s employment agreement was also amended to reflect a tax gross up in connection with certain conditions arising under Section 409A and to provide for attorneys’ fees in the event an action is commenced by Mr. Marcantonio to collect any claim for cash benefits under the agreement and Mr. Marcantonio is successful in such action. The amended agreement eliminates a lump sum payment at G&K’s discretion in lieu of providing health care continuation coverage, and provides for an annual limit of $7,500 on financial planning and tax preparation services during the 18-month period following a change-in-control termination. The agreement also provides, subject to any plan or program adopted by G&K after the date on which the parties entered into the agreement, for a lump sum payment, on the six-month anniversary of Mr. Marcantonio’s termination, whether such termination is without cause or for good reason, or in connection with a change in control, in the amount necessary for Mr. Marcantonio to purchase any personal automobile leased for Mr. Marcantonio under G&K’s Executive Automobile Program. The amended agreement does not change the base salary, target incentives, long-term compensation or any other remunerative aspect of the agreement in any other material respect, other than as described above and for Section 409A compliance reasons.
Messrs. Miller, Wood and Milroy:
In order to comply with Section 409A, the employment agreements of Messrs. Miller, Wood and Milroy were also amended to reflect the timing of payments in the event of termination without cause or termination following a change in control. The employment agreements were also amended to provide for attorneys’ fees in the event an action is commenced by the executive to collect any claim for cash benefits following a change-in-control termination and the executive is successful in such action. The agreements also provide, subject to any plan or program adopted by G&K after the date on which the parties entered into the agreement, for a lump sum payment equal to three times the annual automobile allowance if an executive is receiving an automobile allowance, rather than a G&K provided automobile, at the time of a change-in-control termination. Subject to any such plan or program, the amended agreement provides for a lump sum payment equal to six times the monthly automobile allowance if an executive is terminated without cause. The amended agreement does not change the base salary, target incentives, long-term compensation or any other remunerative aspect of the agreement in any other material respect, other than as described above and for Section 409A compliance reasons.

Mr. Wright:
The employment agreement of Mr. Wright was amended to make conforming changes to the employment agreements signed by Messrs. Miller, Wood and Milroy in March 2007. In addition, in order to comply with Section 409A, Mr. Wright’s employment agreement was amended in a manner similar to Messrs. Miller, Wood and Milroy’s agreements to reflect the timing of payments in the event of termination without cause or termination for good reason following a change in control. The employment agreement was also amended in a manner similar to Messrs. Miller, Wood and Milroy’s agreements to provide for attorneys’ fees in the event an action is commenced by Mr. Wright to collect any claim for cash benefits following a change-in-control termination and Mr. Wright is successful in such action. The agreement also provides, subject to any plan or program adopted by G&K after the date on which the parties entered into the agreement, for a lump sum payment equal to three times the annual automobile allowance if Mr. Wright is receiving an automobile allowance, rather than a G&K provided automobile, at the time of a change-in-control termination. Subject to any such plan or program, the amended agreement provides for a lump sum payment equal to six times the monthly automobile allowance if Mr. Wright is terminated without cause.
Why does the company choose to pay each element?
We strive to effectively utilize elements of compensation under a total reward philosophy that combines annual and multi-year reward opportunities. Our intent is to develop a compensation program that rewards the annual accomplishment of the company’s goals and objectives while supporting the company’s long-term business strategy. We want to encourage our executives to increase shareholder value.
How does the company determine the amount/formula for each element?
Executive compensation is reviewed annually, as follows:

Compensation
Committee Meeting
Held In:	Agenda
February	Compensation Committee reviews and approves the peer group

May	Compensation Committee reviews market data, establishes equity guidelines, reviews MIP plan design and establishes preliminary company financial performance targets for the upcoming fiscal year

June	Compensation Committee approves MIP plan design and company financial performance targets

August	Compensation Committee reviews performance for prior year and approves merit increases, equity grants, and MIP payouts, provided that the full Board of Directors approves all compensation actions for NEOs
Executive compensation is set at levels that the Compensation Committee believes to be competitive with those offered by employers of comparable size, growth and profitability in the company’s industry and in general industry as well. Annually, the Compensation Committee reviews all elements of executive compensation, individually and in the aggregate, against market data for companies with which we compete for executive talent. The Compensation Committee’s independent compensation consultant works with our internal human resources and benefits professionals in conducting research and formulating recommendations for the Compensation Committee’s consideration to determine the levels and components of compensation to be provided for the fiscal year. The independent compensation consultant also provides background material for consideration by the Compensation
Committee with respect to compensation for our Chairman and CEO. The Compensation Committee evaluates our executive compensation based on competitive market information from:
•	proxy data from a “peer group” of publicly-traded companies with similar industry sector (business services) and similar size (revenue, capitalization, number of employees); and

•	general survey data based on similar sized companies.

Peer Group Data
The various elements of our executive compensation program for fiscal 2008 (and fiscal 2007) were benchmarked relative to the compensation provided to executives of the following peer group:
•	Apogee Enterprises, Inc.

•	Bowne & Company

•	Ceridian Corporation

•	ChoicePoint, Inc.

•	Cintas Corporation

•	Comfort Systems USA, Inc.

•	Crawford & Company

•	Deluxe Corporation

•	Donaldson Company, Inc.

•	Exterran Holdings (newly formed from combining two previous peer group members — Hanover Compressor Co. (Holding Co.) and Universal Compression Holdings, Inc.)

•	Kinetic Concepts, Inc.

•	NCO Group, Inc.

•	Paychex, Inc.

•	Rollins, Inc.

•	SITEL Corporation

•	TrueBlue Inc. — formerly named Labor Ready, Inc.

•	UniFirst Corporation
G&K annually reviews the peer group to ensure an appropriate mix of companies that are representative of the companies with which we compete for talent. The following companies which were included in the fiscal 2008 peer group will need to be replaced in fiscal 2009 due to mergers and acquisitions.
•	Ceridian Corporation — was acquired and is delisted from the NYSE

•	ChoicePoint, Inc. — under merger agreement to be acquired by private equity

•	NCO Group, Inc. — bought by private equity

•	SITEL Corporation — merged with ClientLogic; now a private company
General Survey Data
We benchmark NEO compensation to survey data based on job responsibility, generally using market median data from companies with revenues from $1 to $3 billion. G&K also benchmarks plan design, plan features, and participant eligibility as part of the overall analysis process.
Market data is only one reference point in making compensation decisions. G&K also considers the following key variables:
•	Size and scope of the position and level of responsibility

•	Experience and capabilities of the NEO

•	The NEO’s performance and potential

•	Internal equity (pay of related positions on the team)

•	Unique market premiums for key positions

•	Each NEO’s compensation history

•	Business complexity
Disparity Among NEOs
There are no policy differences with respect to the compensation of individual NEOs. The compensation disparity between the Chairman and CEO and other NEOs is due to the difference in nature between the positions, market factors, and the terms of the Chairman and CEO’s employment agreement.
How does each element and the company’s decision regarding that element fit into the company’s overall compensation objectives and affect decisions regarding other elements?
In general, an NEO’s compensation at target is weighted more heavily on variable performance-based compensation than on fixed base compensation. This pay mix supports the role of the NEOs in enhancing value to shareholders over the long-term. The variable pay components, at target (annual and long-term incentives) represented more than one-half of the total pay opportunity for all NEOs, including our Chairman and CEO, all of which are at risk. Through this mix of pay, performance has a significant effect on the amount of compensation realized by NEOs. In making actual individual pay decisions, the Compensation Committee considers company performance and individual NEO performance.

Tax Considerations
Section 162(m) of the Internal Revenue Code limits the tax deductibility of compensation in excess of $1 million paid to our Chairman and CEO, Sr. VP CFO, and three other highly compensated executive officers (covered employees), unless the compensation constitutes “qualified performance-based compensation,” as defined in Section 162(m) thereof. While the Compensation Committee considers the deductibility of compensation arrangements as an important factor in compensation decisions for executives, deductibility is not the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation. We believe that to remain competitive, we must maintain a compensation program that will continue to attract, retain, and reward the executive talent necessary to maximize shareholder return.
Compensation Committee Report
The Compensation Committee of our Board of Directors has furnished the following report:
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the company’s management. Based on that review and discussion, the Compensation Committee has recommended to the company’s Board of Directors that the Compensation Discussion and Analysis be included in the company’s proxy statement for the 2008 annual meeting of shareholders.
Wayne M. Fortun
J. Patrick Doyle
John S. Bronson
The Compensation Committee Report set forth above will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate such reports by reference, and such report will not otherwise be deemed to be soliciting materials or to be filed under such acts.
Fiscal 2008 Summary Compensation Table
The table below shows the compensation of the company’s Chairman and CEO, Sr. VP and CFO, and each of the other three most highly compensated executive officers for services in all capacities to the company in fiscal 2008, except as otherwise indicated. For a discussion of the amount of an NEO’s salary and bonus in proportion to his total compensation, please see the Compensation Discussion and Analysis on pages 8 to 13.
We believe that our compensation practices are fair and reasonable. Our executive officers are not guaranteed salary increases or bonus amounts. Pension benefits have been frozen and are calculated on salary and bonus only; the proceeds earned on equity or other equity-based performance awards are not part of the pension calculation. We do not guarantee a return or provide above-market returns on compensation that has been deferred. We have not repriced stock options, and we do not grant reload options. We believe our compensation program holds our executive officers accountable for the financial and competitive performance of our company, and for their individual contribution toward that performance.

							Change in
							Pension Value
							and
							Nonqualified
				Restricted		Non-Equity	Deferred
				Stock	Stock	Incentive	Compensation	All Other
		Salary	Bonus	Awards	Options	Compensa-	Earnings ($)	Compensa-
NEO	Year	($)(1)	($) (2)	($) (3)	($) (4)	tion ($) (5)	(6)	tion ($) (7)	Total ($)
Richard L. Marcantonio,	2007	666,346		249,101	219,214	366,201	74,845	244,516	1,820,223
Chairman and CEO	2008	696,369		459,213	571,687	766,662	1,911	247,225	2,743,067

Jeffrey L. Wright,	2007	312,404		113,898	87,318	115,349	32,919	86,471	748,359
Sr VP CFO	2008	341,348		146,829	143,117	265,594	0 (8)	87,286	984,174

							Change in
							Pension Value
							and
							Nonqualified
				Restricted		Non-Equity	Deferred
				Stock	Stock	Incentive	Compensation		All Other
		Salary	Bonus	Awards	Options	Compensa-	Earnings ($)		Compensa-
NEO	Year	($)(1)	($) (2)	($) (3)	($) (4)	tion ($) (5)	(6)		tion ($) (7)	Total ($)
Robert G. Wood,	2007	377,460		75,113	73,963	81,969		(9)	149,863	758,368
President — Canada	2008	423,207		99,004	118,682	154,607			91,251	886,751

David M. Miller,	2007	297,194		55,713	89,566	77,950	25,997		40,841	587,261
President US Rental Operations	2008	306,111		95,135	158,600	132,088	0	(10)	60,701	752,635

Douglas A. Milroy,	2007	N/A	N/A	N/A	N/A	N/A	N/A	(11)	N/A	N/A
President Dir Purch & Bus Dev	2008	301,995	45,000	67,485	100,587	135,664	N/A	(11)	54,108	704,839

(1)	The annual salary rate set by the Compensation Committee for fiscal 2007 (effective September 1, 2006) for each NEO was as follows: Mr. Marcantonio: $675,000; Mr. Wright: $315,000; Mr. Miller: $298,700; Mr. Wood: $427,137 CAD; (Mr. Wood’s salary was converted to USD using an average exchange rate for fiscal 2007 of 0.8837).The annual salary rate set by the Compensation Committee for fiscal 2008 (effective September 1, 2007) for each NEO was as follows: Mr. Marcantonio: $700,000; Mr. Wright: $345,164; Mr. Miller: $307,661; Mr. Wood: $427,137 CAD (Mr. Wood’s salary was converted to USD using an average exchange rate for fiscal 2008 of 0.9908); and Mr. Milroy: $304,504.

(2)	G&K’s MIP plan is performance based. In accordance with SEC requirements, these amounts are reported in the Non-Equity Incentive Plan Compensation table. In fiscal 2008, Mr. Milroy received a discretionary bonus equal to 15% of his base salary for his significant contributions involving the implementation of SAP software into Lion Uniform Group; the development of a revised plan for the introduction of Dockers ® Apparel in G&K’s organization utilizing existing facilities; and for playing a key advisory role on a key new project affecting G&K’s service organization (the key new project was in addition to his other assigned responsibilities).

(3)	Shown is the expense recognized in our financial statements for fiscal year 2007 and fiscal year 2008 under FAS 123(R) for all restricted stock awards held by each NEO. This amount is comprised of the fair market value of restricted stock awarded on August 31, 2004 to November 15, 2007, which were allocated to service provided by the NEO during fiscal years 2007 and 2008. Accounting estimates of forfeitures are not included in these figures. Assumptions used in the valuation of stock awards are set forth in Note 6 to our audited financial statements included in our Form 10-K for the year ended June 28, 2008. There were no forfeitures for our NEOs for the years indicated.

(4)	Shown is the expense recognized in our financial statements for fiscal year 2007 and fiscal year 2008 under FAS 123(R) for all outstanding stock option awards held by each NEO. This amount is comprised of the fair market value of restricted stock awarded on August 2, 2001 to November 15, 2007, which were allocated to service provided by the NEO during fiscal years 2007 and 2008. Accounting estimates of forfeitures are not included in these figures. Assumptions used in the valuation of stock awards are set forth in Note 6 to our audited financial statements for the year ended June 28, 2008. There were no forfeitures for the NEOs for the years indicated.

(5)	Includes MIP performance amounts earned in fiscal year 2007 and fiscal year 2008.

(6)	We do not pay above market earnings on deferred compensation. Therefore, no amounts are reported in this column for deferred compensation. For qualified and non-qualified plan benefits this represents (i) the present value of the accrued benefit as of the last day of the fiscal year and valued as of the last day of the fiscal year minus (ii) the present value of the accrued benefit as of first day of the fiscal year and valued as of the first day of the fiscal year. The benefits have been valued assuming benefits commence at age 65 and using FAS 87 assumptions for mortality, assumed payment form and discount rates in effect at the measurement dates. Mr. Wood is not eligible for our Pension Plan, SERP, DEFCO, or 401(k) plan. Instead, he participates in a Canadian pension program and a retirement compensation arrangement.

(7)	The value of perquisites and other personal benefits is provided in this column (see table below).

(8)	For fiscal year 2008, the change in pension value for Mr. Wright was ($2,944) under G&K Services Pension Plan and ($13,741) under G&K Services SERP plan.

(9)	Mr. Wood is not covered by our U.S. qualified and non-qualified retirement plans.

(10)	For fiscal year 2008, the change in SERP value for Mr. Miller was ($2,328) under G&K Services SERP plan. Mr. Miller does not participate in G&K Services Pension Plan.

(11)	Mr. Milroy does not participate in G&K Services SERP plan nor G&K Services Pension Plan.

All Other Compensation

		Tax		Country					Tax-			Total
		Gross-		Club	Financial		401(k)	DEFCO	able		Executive	Other
		up ($)	Loan	Dues ($)	Planning	Car ($)	Match ($)	Match	Life	Pension	LTD ($)	Compen-
NEO	Year	(1)	($) (2)	(3)	($) (4)	(5)	(6)	($) (7)	($) (8)	($) (9)	(10)	sation
Richard L.	2007	74,097	40,000	3,438	6,900	22,703	12,390	84,988				244,516
Marcantonio	2008	32,113	40,000	0	5,000	22,777	13,153	134,182				247,225

Jeffrey L.	2007	22,763		8,114	1,874	17,132	7,173	29,415				86,471
Wright	2008	16,350		0	250	17,793	10,043	42,850				87,286

Robert G.	2007	32,147			98	25,535	0	0	855	90,045	1,183	149,863
Wood	2008	21,809				25,969	0		1,040	41,250	1,183	91,251

David M.	2007	0			2,500	17,527	5,716	15,098				40,841
Miller	2008	0				18,614	9,489	32,598				60,701

Douglas A.	2007	N/A			N/A	N/A	N/A	N/A				N/A
Milroy	2008	0			0	16,058	5,068	32,982				54,108

(1)	For Mr. Marcantonio, this amount includes tax gross-ups on restricted stock granted in 2002 and 2003 and a tax-gross-up on the taxes due on the forgiven portion of his loan repayment (final payment was made July 2007). For Mr. Wood, these amounts include tax gross-ups on restricted stock granted in 2001. For Mr. Wright, these amounts include tax gross-ups on restricted stock granted in 2000 and 2001.

(2)	Includes final loan amount forgiven for Mr. Marcantonio.

(3)	Includes monthly dues and expenses for country club (which were eliminated in fiscal year 2008).

(4)	Includes fees paid by the company on behalf of the NEO for financial planning. In fiscal year 2008, financial planning was capped at $5,000 for the calendar year for the Chairman and CEO and $2,500 for the calendar year for the remaining NEOs. The cap on financial planning was increased in June 2008 to $7,500 for the Chairman and CEO and $5,000 for the remaining NEOs.

(5)	The amount was calculated based on the cost of the leased vehicle to G&K including lease, insurance, gas, and maintenance.

(6)	Includes company match on 401(k).

(7)	Includes company match on DEFCO.

(8)	Includes fees paid by G&K for taxable life insurance.

(9)	Includes a one-time cash contribution of $75,000 and a company match to a Canadian retirement plan for Mr. Wood and contributions by us to a Canadian retirement compensation arrangement for Mr. Wood.

(10)	Includes fees paid by G&K for an executive long-term disability plan for Mr. Wood.
Grants of Plan-Based Awards in Fiscal 2008
The following table shows the grants of plan-based awards to the NEOs in fiscal 2008.

										All
										Other
									All Other	Option		Grant
						Estimated Future			Stock	Awards:	Exercise	Date Fair
			Estimated Future Payouts			Payouts Under Equity			Awards:	Number	or Base	Value of
			Under Non-Equity Incentive			Incentive Plan			Number of	of Shares	Price of	Stock and
			Plan Awards ($) (1)			Awards (2)			Shares of	of Stock	Option	Option
		Approval	Mini-			Thres		Maxi-	Stock or	or Units	Awards	Awards
Name	Grant Date	Date	mum	Target	Maximum	-hold	Target	mum	Units (3)	(4)	($) (5)	($) (6)
Richard L.	8/23/2007	8/23/2007	0	560,000	1,064,000				11,000	33,000	39.82	672,980
Marcantonio	11/15/2007	11/15/2007								60,000	41.17	628,200

Jeffrey L.	8/23/2007	8/23/2007	0	189,840	360,696				6,945	6,939	39.82	325,956
Wright	11/15/2007	11/15/2007								25,000	41.17	261,750

Robert G.	8/23/2007	8/23/2007	0	211,604	412,627				5,280	5,274	39.82	247,800
Wood	11/15/2007	11/15/2007								25,000	41.17	261,750

David M.	8/23/2007	8/23/2007	0	153,831	299,969				5,280	5,274	39.82	247,800
Miller	11/15/2007	11/15/2007								25,000	41.17	261,750

Douglas A.	8/23/2007	8/23/2007	0	152,252	296,891				6,390	6,384	39.82	299,904
Milroy	11/15/2007	11/15/2007	0						11,000	25,000	41.17	261,750

(1)	These columns reflect minimum, target, and maximum payouts under our MIP for fiscal 2008. Mr. Wood’s target was converted to USD using a .9908 exchange rate. The maximum for NEOs and other executives reporting to the Chairman and CEO are determined based on a formula for the financial measures as follows: for each 5% above the EPS target, the payout factor increases by 7.14% and for each 6.25% of company total revenue target, the payout factor increases by 12.5%. The actual amount earned by each NEO is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation table. Over the past five years, we have achieved performance in excess of the target level three times and have achieved the maximum performance level in one of those years (in fiscal 2005). Over the past five years, the payout percentage has ranged from 31.9% to 228.9% of the senior executive participants’ target award opportunities, with an average payout percentage equal to approximately 97.1% of the total target award opportunity for this group.

(2)	Not applicable.

(3)	The stock awards granted to NEOs in fiscal 2008 were restricted stock awards. Each share of restricted stock represents the right to receive a share of our Class A Common Stock on the vesting date. Restricted stock vests in five equal installments on the first, second, third, fourth, and fifth anniversaries of the grant date. Dividends are paid on these shares.

(4)	Each stock option granted to an NEO in fiscal 2008 represents the right to purchase a share of our Class A Common Stock at a specified exercise price subject to the terms and conditions of the option agreement. These options have a 10 year term and vest and become exercisable in three equal installments beginning on the first anniversary of the date of grant.

(5)	The exercise price is the fair market value of our Class A Common Stock on the day the option was granted. Fair market value is set based on market close on the day of grant.

(6)	This column represents the grant date fair value of each equity award granted during fiscal 2008, which is calculated in accordance with FAS 123(R). By contrast, the amount shown for stock and option awards in the Summary Compensation Table is the amount recognized by the company for financial statement purposes in fiscal 2008 for awards granted in fiscal 2008 and prior years to the NEOs. None of the options or other equity awards granted to the NEOs was repriced or otherwise modified. For information regarding our equity compensation grant practices, please see the Compensation Discussion and Analysis on page 10.
Outstanding Equity Awards at Fiscal Year-End 2008
The following table shows the outstanding equity awards for each of the NEOs:

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying				Number of Shares	Market Value of
	Unexercised	Unexercised		Option	Option	or Units of Stock	Shares or Units of
	Options	Options		Exercise	Expiration	that Have Not	Stock That Have
Name	Exercisable	Unexercisable		Price ($)	Date (7)	Vested (8)	Not Vested ($) (9)
Richard L. Marcantonio	100,000	0		$31.32	07/15/2012	27,552	853,285
	10,000	0		$35.69	01/02/2013
	17,220	0		$32.57	08/25/2013
	14,640	0		$36.41	08/31/2014
	14,000	7,000	(1)	$42.97	09/01/2015
	8,667	17,334	(2)	$33.11	09/01/2016
	0	33,000	(3)	$39.82	08/23/2017
	0	60,000	(4)	$41.17	11/15/2014

Jeffrey L. Wright	7,500	0		$53.34	02/08/2009	14,719	455,847
	1,540	0		$41.56	09/01/2009
	2,639	0		$28.50	09/01/2010
	3,220	0		$27.95	09/01/2011
	10,000	0		$35.69	01/02/2013
	10,002	0		$32.57	08/25/2013
	5,700	0		$36.41	08/31/2014
	6,334	3,167	(1)	$42.97	09/01/2015
	4,040	8,080	(2)	$33.11	09/01/2016
	0	6,939	(3)	$39.82	08/23/2017
	0	25,000	(4)	$41.17	11/15/2014

Robert G. Wood	800	0		$46.00	09/01/2008	10,028	310,567
	1,560	0		$41.56	09/01/2009
	6,000	0		$35.69	01/02/2013
	6,000	0		$32.57	08/25/2013
	7,300	0		$36.41	08/31/2014
	4,100	2,050	(1)	$42.97	09/01/2015
	900	450	(5)	$39.09	02/22/2016
	2,577	5,154	(2)	$33.11	09/01/2016
	0	5,274	(3)	$39.82	08/23/2017
	0	25,000	(4)	$41.17	11/15/2014

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying				Number of Shares	Market Value of
	Unexercised	Unexercised		Option	Option	or Units of Stock	Shares or Units of
	Options	Options		Exercise	Expiration	that Have Not	Stock That Have
Name	Exercisable	Unexercisable		Price ($)	Date (7)	Vested (8)	Not Vested ($) (9)
David M. Miller	13,334	6,666	(6)	$38.33	12/19/2015	10,800	334,476
	2,000	4,000	(2)	$33.11	09/01/2016
	0	5,274	(3)	$39.82	08/23/2017
	0	25,000	(4)	$41.17	11/15/2014

Douglas A. Milroy	3,000	6,000	(7)	$39.97	11/20/2016	8,790	272,226
	0	6,384	(3)	$39.82	08/23/2017
	0	25,000	(4)	$41.17	11/15/2014

(1)	These options continue to vest and the remaining shares become exercisable on September 1, 2008 assuming continued employment.

(2)	These options continue to vest and the remaining shares become exercisable in two equal installments on September 1, 2008 and September 1, 2009 assuming continued employment.

(3)	These options continue to vest and the remaining shares become exercisable in three equal installments on August 23, 2008, 2009 and 2010 assuming continued employment.

(4)	These options cliff vest and become exercisable on November 15, 2010 assuming continued employment.

(5)	These options continue to vest and the remaining shares become exercisable on February 22, 2009 assuming continued employment.

(6)	These options continue to vest and the remaining shares become exercisable on November 19, 2008 assuming continued employment.

(7)	These options continue to vest and the remaining shares become exercisable in two equal installments on November 20, 2008 and 2009 assuming continued employment.

(8)	For each option shown, the expiration date is the tenth anniversary of the date the option was granted.

(9)	The following table indicates the dates when the shares of restricted stock held by each NEO vest and are no longer subject to forfeiture:

	Richard L.
Vesting Date	Marcantonio	Jeffrey L. Wright	Robert G. Wood	David M. Miller	Douglas A. Milroy
8/23/08	2,200	1,389	1,056	1,056	1,278
08/31/08	976	390
09/01/08	4,000	1,907	1,222	630
11/20/2008					600
12/19/2008				1,000
02/22/2009			90
08/23/2009	2,200	1,389	1,056	1,056	1,278
08/31/2009	976	390
09/01/2009	4,000	1,907	1,222	630
11/20/2009					600
12/19/2009				1,000
02/22/2010			90
08/23/2010	2,200	1,389	1,056	1,056	1,278
09/01/2010	4,000	1,907	1,222	630
11/20/2010					600
12/19/2010				1,000
02/22/2011			90
08/23/2011	2,200	1,389	1,056	1,056	1,278
09/01/2011	2,600	1,273	812	630
11/20/2011					600
08/23/2012	2,200	1,389	1,056	1,056	1,278
Total	27,552	14,719	10,028	10,800	8,790

(10)	Calculated by multiplying the number of restricted shares by $30.97, the closing price of our Class A Common Stock on June 27, 2008, the last business day of the fiscal year. Dividends are paid on these shares.

Fiscal 2008 Option Exercises and Stock Vested
The following table lists the number of shares acquired and the value realized as a result of option exercises by the NEOs in fiscal 2008 and the value of any restricted stock units that vested in fiscal 2008:

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise	Exercise ($)	Acquired on Vesting	Vesting ($)
Richard L. Marcantonio	0	0	5,976	244,250
Jeffrey L. Wright	0	0	3,433	137,702
Robert G. Wood	0	0	2,448	96,199
David M. Miller	0	0	1,630	64,360
Douglas A. Milroy	0	0	600	24,024
Fiscal 2008 Pension Benefits
The following table shows the present value as of June 28, 2008 of the benefit of the NEOs under our qualified and nonqualified defined benefit pension plans:

		Number of Years of
		Service Credited	Present Value of
		Under Plan at FAS	Accumulated	Payments During
Name	Plan Name	Measurement Date (#)	Benefit ($)	Last Fiscal Year ($)
Richard L. Marcantonio	G&K Services Pension Plan	5.00	$68,568	$0
	G&K Services SERP	5.00	$486,545	$0

Jeffrey L. Wright	G&K Services Pension Plan	8.00	$43,587	$0
	G&K Services SERP	8.00	$99,928	$0

Robert G. Wood	G&K Services Pension Plan	(1)	(1)	(1)
	G&K Services SERP	(1)	(1)	(1)

David M. Miller	G&K Services Pension Plan	(2)	(2)	(2)
	G&K Services SERP	1.00	$25,718	$0

Douglas A. Milroy	G&K Services Pension Plan	(3)	(3)	(3)
	G&K Services SERP	(3)	(3)	(3)

(1)	Mr. Wood is not covered by our U.S. qualified and non-qualified retirement plans.

(2)	Mr. Miller does not participate in our pension plan.

(3)	Mr. Milroy does not participate in our pension plan or our SERP.
G&K Services Pension Plan
Our NEOs (with the exception of Mr. Wood and Mr. Milroy) participate in our qualified defined pension plan. Effective December 31, 2006, benefits under this plan were frozen, meaning the accrual of future benefits under the plan was discontinued. Benefits are the greater of the amounts determined under the 1989 pension formula or, if the participant is eligible, under the 1988 Pension Formula.
The 1989 pension formula is 2/3rds of 1% of participant’s average compensation plus one-half of 1% of average compensation in excess of covered compensation, multiplied by benefit accrual service at December 31, 2006 (or termination, if earlier), not to exceed 30.
The 1988 Pension Formula
•	Eligibility — if a participant had an accrued benefit under the pension plan as of December 31, 1988, and the participant was not a “Highly Compensated Employee” during the 1989 plan year, he or she is eligible to continue to earn benefits under the 1988 pension formula until the earliest of December 31, 2006, termination, or the end of the year preceding the plan year in which he or she became a Highly Compensated Employee.

•	Formula — 50% of the participant’s average compensation, less 75% of the estimated primary social security benefit, multiplied by years of benefit accrual service at December 31, 2006 (or termination, if earlier), not to exceed 30, divided by 30.

Compensation generally means wages, salaries, and other amounts earned for services with the company. This includes, among other items, commissions, incentives, bonuses, and pre-tax contributions to the 401(k) plan. This excludes, among other items, deferrals to deferred compensation plans, amounts realized from restricted stock, stock options, and fringe benefits. Average compensation is the average of the five highest consecutive years of compensation out of the ten consecutive years preceding December 31, 2006 (or termination, if earlier). Covered compensation is the average of social security taxable wage bases for the 35-year period ending with the participant’s social security retirement age. An employee attains normal retirement age on the later of the date he or she attains age 65 or the fourth anniversary of the first day of the plan year in which the employee became a participant in the plan. A participant is vested after completing five years of vesting service and is then eligible for vested termination benefits. A vested terminated participant is eligible to commence benefits as early as age 55, in which case, benefits are reduced 6 2/3% for each of the first five years commencement precedes normal retirement age and 3 1/3% for each year thereafter. A participant is eligible for subsidized early retirement benefits if termination occurs after age 60 with at least 30 years of benefit accrual service, in which case, benefits are reduced 3% for each year commencement precedes normal retirement age.
None of the NEOs are currently eligible for subsidized early retirement benefits, although Mr. Marcantonio is eligible to receive the benefits otherwise described in the Change in Control section on page 23 upon certain employment termination events.
The normal payment form is the life only annuity. A variety of other payment forms are available, all equivalent in value if paid over an average lifetime.
The present value of benefits shown in the Pension Benefits Table and the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table is the discounted value of the life only benefit to commence at age 65. The present values were determined using assumptions consistent with those used for G&K Services Pension Plan financial reporting purposes under SFAS 87 unless otherwise directed by SEC Regulation S-K. Some of those assumptions are as follows:
•	Benefits were assumed to commence at age 65

•	The assumed form of payment was the life only payment form

•	All values were determined as of June 30, 2007 or June 28, 2008 as appropriate

•	The discount rate used to determine values was 6.40% as of June 30, 2007 and 7.20% as of June 28, 2008

•	No pre-retirement mortality, retirement, withdrawal or disability was assumed
Mr. Wood, a Canadian citizen, is not covered by our US pension and SERP plans. Mr. Wood is covered by a defined contribution plan pursuant to which we contribute 2% of his base salary and match his contributions of up to 6% of base salary. The Canadian government sets a limit for total contributions, which for 2008 is $20,000 CAD, to be inflation adjusted each year. If this limit is reached, Mr. Wood is covered by a retirement compensation arrangement, or RCA. Under the RCA, we continue to contribute an amount equal to 2% of Mr. Wood’s salary and match Mr. Wood’s contributions of up to 6% of base pay. One-half of the money contributed to the RCA is held by a trustee and is invested in widely available mutual funds. The other one-half is held by the Canadian government as a refundable tax. One-half of all earnings on funds invested by the trustee are also paid to the Canadian government which are also held as a refundable tax.
G&K Services Supplemental Executive Retirement Plan (SERP)
The NEOs participate in our supplemental non-qualified defined benefit plan. Effective December 31, 2006, benefits under the plan were frozen, meaning the accrual of future benefits under the plan was discontinued.
Benefits under the plan are determined as 50% of average compensation, multiplied by the ratio of benefit accrual service at December 31, 2006 (or termination, if earlier), divided by projected benefit accrual service to age 60 (no less than 30) determined as of December 31, 2006. If, at December 31, 2006, the participant was at least age 60, then the ratio is benefit accrual service at December 31, 2006 (or termination, if earlier), not to exceed 30, divided by 30.
Compensation is generally equal to the compensation used for purposes of our pension plan, but also includes any deferrals the participant made to a deferred compensation plan sponsored by the company. Average compensation is the average of the five highest consecutive years of compensation out of the ten consecutive years preceding December 31, 2006 (or termination, if earlier). An employee attains normal retirement age on the date he or she attains age 65. A participant is vested after completing five years of participation service. A vested terminated participant is eligible to commence benefits as early as age 55. A participant is eligible for early retirement benefits if termination occurs after attainment of age 55 and the participant is vested. In either case, the benefit determined for commencement prior to age 65 is the age 65 benefit, before reduction for our pension plan benefit offset, reduced 3 1/3% for each of the first five years commencement precedes age 65 and 6 2/3% for each year thereafter. This is also reduced by our pension plan benefit as reduced for commencement under the terms of that plan as of the same date.
Mr. Marcantonio is currently eligible for early retirement under our SERP. The monthly life only benefit, if commenced July 1, 2008, would be $4,791.

The normal payment form is the life only annuity. A variety of other payment forms are available, all equivalent in value if paid over an average lifetime. Distributions are subject to compliance with Section 409A of the Internal Revenue Code.
The SERP contains a non-compete provision. If the participant enters into competition with the company during the three year period following termination of employment, benefits under the SERP are forfeited. This provision is waived for participants working with the company beyond age 65.
The present value of benefits shown in the Pension Benefits Table and the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table is the discounted value of the life only benefit to commence at age 65. The present values were determined using assumptions consistent with those used for G&K Services SERP financial reporting purposes under SFAS 87 unless otherwise directed by SEC Regulation S-K. Some of those assumptions are as follows:
•	Benefits were assumed to commence at age 65

•	The assumed form of payment was the life only payment form

•	All values were determined as of June 30, 2007 or June 28, 2008 as appropriate

•	The discount rate used to determine values was 6.30% as of June 30, 2007 and 7.05% as of June 28, 2008

•	No pre-retirement mortality, retirement, withdrawal or disability was assumed
Fiscal Year 2008 Nonqualified Deferred Compensation
G&K’s Deferred Compensation Plan (DEFCO) is a non-qualified plan that provides our executives and NEOs with the opportunity to defer up to 25 percent of base salary and 50 percent of incentive compensation.
Participants’ deferred cash accounts earn a monthly rate of return which tracks the investment return achieved under certain participant-selected investment funds. Participants are eligible to change their investment mix at any time. We credit deferred accounts with additional amounts equal to the value of the matching contributions. At the time of the initial deferral election, participants must also select a distribution date (no later than age 65) and form of payment for normal retirement. Participants may elect to receive distributions in a single payment or installments.
The following table shows contributions to the NEOs’ deferred compensation account in fiscal 2008 and the aggregate amount of deferred compensation as of June 28, 2008:

	Executive	Registrant		Aggregate
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/Dis	Aggregate
Name	Last FY ($) (1)	Last FY ($) (2)	in Last FY ($) (3)	tributions ($)	Balance ($) (4)
Richard L. Marcantonio	124,519	134,182	(10,146)	—	1,144,722
Jeffrey L. Wright	45,612	42,850	(37,545)	—	569,079
Robert G. Wood	—	—	—	—	N/A
David M. Miller	37,546	32,598	(6,233)	—	117,910
Douglas A. Milroy	108,360	32,982	(599)	—	189,369

(1)	Amounts in this column reflect salary deferrals by the NEO in fiscal year 2008. These amounts are also included in the “Salary” that is reported in the Summary Compensation Table. We match 50% of the NEO’s deferral election up to 10% of both base salary and incentive pay (amounts deferred above 10% are not matched). We make company retirement contributions equal to 2.5% of each NEO’s cash compensation, including pay that exceeds the IRS compensation limit to their DEFCO account. If an NEO’s pay exceeds the IRS compensation limit, we will also make a company retirement contribution equal to 4% of the NEO’s cash compensation over the IRS compensation limit.

(2)	Amounts in this column represent contributions made by G&K during fiscal year 2008. These amounts are also reflected in the “All Other Compensation” that is reported in the Summary Compensation Table.

(3)	The amounts in this column are not included in the Summary Compensation Table because they are not above-market or preferential earnings on deferred compensation. Earnings are based on indexes of widely available mutual funds.

(4)	The aggregate balance column includes the following amounts which were included in the summary compensation table for 2007 and 2008: Mr. Marcantonio — $472,084; Mr. Wright - $168,530; Mr. Miller — $107,682 and Mr. Milroy — $211,265.

Severance
We are required to make certain payments and to extend certain benefits to our NEOs in the event of any termination of our various employment agreements with our NEOs or an NEO’s employment thereunder. Specifically, in the event that an NEO’s employment under the agreement is terminated by us without cause (or, in the case of Mr. Marcantonio, by him for good reason), we must provide to such NEO the following benefits:
•	if the NEO signs and does not revoke a release, we must pay to such NEO, as separation pay, an amount equal to eleven months of such NEO’s monthly base salary (or, in the case of Mr. Marcantonio, an amount equal to 2.99 times his annual base salary) in effect as of the actual date of termination, such separation pay being made in weekly payments, subject to the terms of such release; some payment may be subject to a delay of 6 months to comply with tax code section 409A (and, in the case of Mr. Marcantonio, any amounts not subject to a delay of 6 months are payable in a lump sum after Mr. Marcantonio signs the release);

•	if such NEO (or any individual receiving group health plan benefits through him or her) is eligible under applicable law to continue participation in our group health plan and elects to do so, we will, for a period of up to 17 months (or, in the case of Mr. Marcantonio, up to 18 months) commencing as of the actual date of termination, continue to pay G&K’s share of the cost of such benefits as if such NEO remained in our continuous employment, but only while such NEO or such person is not eligible for coverage under any other employer’s group health plan;

•	we will, for a period of at least one year commencing as of the actual date of termination, pay directly to the service provider or reimburse such NEO for all reasonable expenses of a reputable outplacement organization selected by such NEO, such payments not to exceed $12,000 in the aggregate (or, in the case of Mr. Marcantonio, $25,000 in the aggregate);

•	we will pay a lump sum payment equal to six times the monthly automobile allowance (or, in the case of Mr. Marcantonio, a lump sum in the amount necessary for Mr. Marcantonio to purchase any personal automobile leased for him by G&K); and

•	we will pay to such NEO any unpaid management incentive bonus earned by such NEO and to which such NEO is entitled as of the last day of the fiscal year prior to the actual date of termination, such payment being made in accordance with the terms of the related plan.
No NEO is required to seek other employment. Any NEO’s commencement of employment with another employer will not reduce our obligations to make severance payments.
The table below provides the estimated amounts that would have been triggered for each NEO had there been a termination described above as of June 28, 2008:

Name	Severance ($) [1]	Health Benefits ($) [2]	Outplacement ($) [3]	Car ($) [4]		Total ($)
Richard L. Marcantonio	$2,093,000	$17,068	$25,000	($)	[5]	$2,135,068	[6]
Jeffrey L. Wright	$316,400	$16,120	$12,000	$9,750		$354,270
Robert G. Wood	$387,940	$16,120	$12,000	$10,651		$426,711
David M. Miller	$282,023	$16,120	$12,000	$9,750		$319,893
Douglas A. Milroy	$279,129	$16,120	$12,000	$9,750		$316,999

(1)	Reflects 2.99 times base salary for Mr. Marcantonio; 11 months of base salary for other NEOs.

(2)	Reflects 18 months of health benefits for Mr. Marcantonio; 17 months of health benefits for other NEOs.

(3)	Outplacement is capped at $25,000 for Mr. Marcantonio and at $12,000 for other NEOs.

(4)	For Mr. Marcantonio, an amount necessary to purchase the car leased for him by G&K; for other NEOs, reflects 6 times the monthly car allowance at the following annual rates: Mr. Wood at $21,500 CAD (converted to US dollars using an exchange rate of .9908), and the remaining NEOs at $19,500.

(5)	Value of car benefit for Mr. Marcantonio not available.

(6)	In addition, for Mr. Marcantonio, an amount necessary to purchase the car leased for him by G&K.

Change in Control
Following is a discussion of the potential payments under current programs to any of the NEOs in the event of a change in control of the company, followed by a “Change in Control Termination”. At the end of this section is a table indicating the estimated incremental amounts that would have been triggered for each NEO had there been a Change in Control Termination as of June 28, 2008.
The employment agreements address termination due to change in control and for good reason, and provide as follows:
A “Change in Control” occurs when:
•	anyone attains control of 30% of our voting stock;

•	challengers replace a majority of our Board of Directors within two years; or

•	a merger or consolidation with, or disposal of all or substantially all of our assets to, someone other than the company.
A “Change in Control Termination” occurs with respect to the Chairman and CEO when a Change in Control has taken place and the Chairman and CEO then is terminated within two years of the Change in Control either by the employer for any reason or by the Chairman and CEO for any reason. A “Change in Control Termination” occurs with respect to other NEOs when a change in control has taken place and the NEO then is terminated within one year of the change in control either by the employer for any reason other than for cause, or by the NEO for good reason. Good reason is defined following a change in control, with respect to NEOs other than the Chairman and CEO, to include the following:
•	a substantial adverse involuntary change in the NEO’s status or position as an executive with the company;

•	a material reduction by the company in the NEO’s base salary as in effect on the day before the change in control;

•	material adverse change in physical working conditions, interfering with the NEO’s work;

•	a requirement to relocate, other than on intermittent basis, more than 35 miles from corporate headquarters as a condition of employment;

•	failure by the company to obtain from any successor an assumption of the NEO’s employment agreement;

•	attempted termination other than pursuant to the NEO’s employment agreement; or

•	any material breach of the NEO’s employment agreement.
Our Chairman and CEO’s executive employment agreement provides that he may terminate employment for good reason at any time and receive severance benefits, including following a change in control. The definition of good reason in the case of the Chairman and CEO is substantially the same as stated here.

Below is a summary of the benefits provided to the NEOs upon termination of employment due to a change in control, the same being qualified in its entirety by reference to the copies of the related agreements previously filed by us and the summary descriptions included with such filings.

Chairman and CEO	NEOs, other than Chairman and CEO and Sr. VP CFO(1)

In the event Mr. Marcantonio’s employment with us is terminated in connection with a change in control or within two years of any such change in control, we must provide Mr. Marcantonio advance written notice of the date of termination or Mr. Marcantonio may resign, in which case:
•	we will pay Mr. Marcantonio an amount equal to his annual base salary, multiplied by 2.99;

•	we will provide Mr. Marcantonio an amount equal to his full, un-prorated target incentive to which he may have otherwise been entitled, multiplied by 2.99;

•	we will, for a period of at least one year, pay directly or reimburse Mr. Marcantonio for all reasonable outplacement expenses, such payments not to exceed $25,000;

•	we will pay the employer’s share of continued participation in Employer’s group health plan for up to 18 months;

•	we will pay Mr. Marcantonio a lump sum payment in the amount necessary for Mr. Marcantonio to purchase any personal automobile leased for him by G&K;

•	we will pay Mr. Marcantonio a lump sum payment equal to the value of the fringe benefits (other than group health, dental or life insurance, incentive pay, automobile, financial planning and tax preparation benefits, or vacation) that would be payable to him under the employment agreement for an 18-month period;

•	we will provide Mr. Marcantonio financial planning and tax preparation expenses, not to exceed $7,500 per year, or such greater amount as may be determined by our Board of Directors, payable for 18 months; and

•	we will provide Mr. Marcantonio any unpaid management incentive bonus that he had a right to receive on the last day of the prior fiscal year.
Finally, upon the occurrence of a change in control, and without regard to Mr. Marcantonio’s employment status, the following shall occur with respect to any and all economic incentives, including, without limitation, stock options and awards of restricted stock that are owned by Mr. Marcantonio on the date of the change in control:
•	the restrictions set forth in our plan pursuant to which such incentives were granted on all restricted stock awards will lapse immediately as of the date of the change in control;

•	all outstanding options and stock appreciation rights will become exercisable immediately as of the date of the change in control; and

•	all performance criteria for all performance shares will be deemed to be met and payment made immediately as of the date of the change in control.
If any benefits payable would be an “Excess Parachute Payment” within the meaning of Section 280G of the Internal Revenue Code (the “Code”), we are required to pay an additional amount sufficient to pay (i) any excise tax under Section 4999 of the Code and (ii) any income taxes and employment taxes and any additional excise tax under Section 4999 of the Code resulting from payments hereunder.
In the event of a change in control of the company and the related termination of an NEO’s employment by such NEO for good reason or by us for any reason or for no reason other than for cause, in each case, prior to the first anniversary of the change in control:
•	we will pay the NEO an amount equal to 17 months of such NEO’s base salary, subject to certain limitations;

•	if such NEO (or any individual receiving group health plan benefits through him) is eligible to continue participation in our group health plan and elects to do so, we must, for a period of up to 17 months, continue to pay the employer’s share of the cost of such benefits as if such NEO remained in our continuous employment, subject to certain limitations;

•	we will, for a period of at least one year, pay directly or reimburse such NEO for all reasonable outplacement expenses, such payments not to exceed $12,000;

•	we will pay the NEO a lump sum payment equal to three times the annual automobile allowance such NEO is then receiving;

•	we will pay for financial planning and tax preparation expenses, not to exceed $5,000 per annum, subject to increase by our Board of Directors, for 17 months; and

•	we will pay any management incentive amounts which such NEO earned, and to which such NEO is entitled as of the last day of the prior fiscal year.
In addition, upon the occurrence of a change in control, and without regard to an NEO’s employment status, but presuming that the NEO remains in our employ on the date of the change in control, the following shall occur with respect to any and all economic incentives, including, without limitation, stock options and awards of restricted stock that are owned by such NEO on the date of the change in control:
•	the restrictions on any previously issued shares of restricted stock will immediately lapse;

•	all outstanding options and stock appreciation rights will become immediately exercisable; and

•	all performance criteria for all performance shares will be deemed to be met and immediate payment made.
If any benefits payable would be an “Excess Parachute Payment”, then payments and benefits will be reduced to the minimum extent necessary so that no portion of any such payment or benefit, as so reduced, constitutes an Excess Parachute Payment, provided that such reduction will be made only if and to the extent that that such reduction would result in an increase in the aggregate payment and benefits provided on an after-tax basis, taking into account any excise tax imposed by Code Section 4999.

(1)	The terms and conditions of Mr. Wright’s employment agreement are substantially the same as described above, except that, among other things, agreements for the other NEOs may be amended or modified by the parties when and as necessary to assure compliance with laws and regulations related to executive compensation and to ensure consistency with company goals and objectives.

The table below provides the estimated incremental amounts that would have been triggered for each NEO had there been a Change in Control Termination as of June 28, 2008:

								LT Stock
								Unvested
								but Deemed
								Vested
			Health				Financial	Upon
	Severance	Incentive	Benefits	Outplacement			Planning	Termination
Name	($) (1)	Pay ($) (2)	($) (3)	($) (4)	Car ($) (5)		(6)	(7)	Total ($)
Richard L. Marcantonio(8)	$2,093,000	$1,674,400	$17,068	$25,000	($)	(9)	$7,500	$853,285	$4,667,753	(10)
Jeffrey L. Wright(11)	$488,982	N/A	$16,120	$12,000	$58,500		$5,000	$455,847	$1,036,449
Robert G. Wood(11)	$599,544	N/A	$16,120	$12,000	$63,906		$5,000	$310,567	$1,007,137
David M. Miller(11)	$435,853	N/A	$16,120	$12,000	$58,500		$5,000	$334,476	$861,949
Douglas A. Milroy(11)	$431,381	N/A	$16,120	$12,000	$58,500		$5,000	$272,226	$795,227

(1)	Reflects 2.99 times base salary for Mr. Marcantonio; 17 months of base salary for other NEOs.

(2)	Reflects 2.99 times Mr. Marcantonio’s target incentive amount.

(3)	Reflects 18 months for Mr. Marcantonio and 17 months for the remaining NEOs.

(4)	Outplacement is capped at $25,000 for Mr. Marcantonio and $12,000 for the remaining NEOs.

(5)	For Mr. Marcantonio, an amount necessary to purchase any car leased for him by G&K; for other NEOs, reflects 3 times the annual car allowance rates, which are as follows: Mr. Wood at $21,500 CAD (converted to US dollars using an exchange rate of .9908), and the remaining NEOs at $19,500.

(6)	Financial planning is capped at $7,500 for Mr. Marcantonio and $5,000 for the remaining NEOs.

(7)	For Stock Options the value was computed for each stock option grant by multiplying (i) the difference between (a) $30.97, the closing market price of a share of our Class A Common Stock on June 27, 2008, the last business day of the year and (b) the exercise price per share for that option grant by (ii) the number of shares subject to that option grant. For Restricted Stock, the value was determined by multiplying the number of shares that vest by $30.97, the closing market price of a share of our Class A Common Stock on June 27, 2008, the last business day of the fiscal year.

(8)	Amounts shown for Mr. Marcantonio do not include any amounts payable as a result of any gross-up for excise taxes imposed by Section 4999 of the Code.

(9)	Value of car benefit for Mr. Marcantonio not available.

(10)	In addition to total amount shown, for Mr. Marcantonio, an additional amount necessary to purchase any car leased for him by G&K.

(11)	Amounts shown do not reflect any cut-backs in benefits payable per related employment contracts in the event any excise tax becomes payable pursuant to Section 4999 of the Code.
Disability
During any period in which the NEO is “disabled,” the NEO will continue to receive all base salary, benefits, and other compensation. “Disability” means the unwillingness or inability of the NEO to perform the essential functions of the NEO’s position (with or without reasonable accommodation) for a period of 90 days (consecutive or otherwise) within any period of 6 consecutive months. If this occurs, a Notice of Termination will be issued by G&K, and if the NEO has not returned to the full-time performance of his/her duties within 30 days, the thirtieth day after Notice of Termination will be the NEO’s date of termination.

Name	Salary ($)(1)	Benefits($)(2)	Car ($)(3)	Total ($)
Richard L. Marcantonio	408,333	6,638	14,117	429,088
Jeffrey L. Wright	201,346	6,638	10,379	207,984
Robert G. Wood	249,163	6,638	15,149	255,801
David M. Miller	179,469	6,638	10,858	186,107
Douglas A. Milroy	177,627	6,638	9,367	184,265

(1)	Reflects 7 months of base salary (1 month for the notice period plus 6 months pay).

(2)	Reflects 7 months of medical and dental benefits (1 month for the notice period plus 6 months).

(3)	Reflects 7 months of car allowance (1 month for the notice period plus 6 months) for Mr. Marcantonio (only Mr. Marcantonio has transitioned to the car allowance program as of June 28, 2008) and 7 months of car expense for the remaining NEOs.

Compensation Paid to Board Members
During fiscal 2008, we paid each director who was not otherwise employed by us an annual fee of $32,000, along with a $2,000 fee for each meeting of the Board of Directors attended in person ($500 for those attended telephonically), and $1,000 for each committee meeting of the Board of Directors attended in person ($500 for those attended telephonically). We also paid a $20,000 retainer to the Presiding Director, a $10,000 retainer to the Chair of the Audit Committee, and a $5,000 retainer to the Chairs of the Compensation and Governance Committees.
In addition, directors who are not otherwise employed by the company are eligible to participate in the 2006 Equity Incentive Plan. For fiscal 2008, directors were granted 2,400 shares at an option exercise price equal to the market closing price on the date of grant. Each option has a 10-year term and becomes exercisable on the first anniversary of the grant date. Each new director has received a one-time grant of options to purchase 3,000 shares of Class A Common Stock upon his or her initial election to the Board of Directors. Each of the 3,000 share options has a 10-year term and vests in three equal installments on each of the first, second and third anniversaries of the grant date.
Directors also receive an annual stock grant for non-employee directors. For fiscal 2008, the stock grant was 1,200 shares of Class A Common Stock on the first business day of the calendar year.
Each director who is not an employee of the company or one or its subsidiaries is eligible to participate in our Amended and Restated Director Deferred Compensation Plan, under which the non-employee director may elect to defer all or part of his or her Board of Director fees and annual stock grants until the earlier of a specific date identified by the non-employee director or the termination of his or her services as a member of the board for any reason. The amount of any cash compensation deferred by a non-employee director is converted into a number of stock units, determined based upon the average of the closing prices of our Class A Common Stock on the NASDAQ market during the ten business days preceding the relevant valuation date, and is credited to a deferred compensation account maintained in his or her name. Deferred stock grants are converted on a share-for-share basis on the date of deferral and also credited to the non-employee director’s account. The account will be credited with additional stock units, also based on such average market value, upon payment date for any dividends declared on our Class A Common Stock. At the end of the deferral period, the amounts accumulated in the deferred compensation account will be distributed in the form of Class A Common Stock under the 2006 Equity Incentive Plan equal to the number of whole stock units in the account and cash in lieu of any fractional shares (based on such average market value as of the distribution date).
Non-employee directors are not eligible to participate in any company-sponsored pension plan.
We also have in place stock ownership guidelines for our non-employee directors. Specifically, each of our directors is required to own a minimum number of shares equal to three times the directors’ annual base retainer. Once achieved, each director must maintain this ownership level at all times during the director’s tenure with the company.
Director Summary Compensation Table
The following table shows the compensation of the company’s non-employee directors for services in all capacities to us in fiscal 2008, except as otherwise indicated.

						Change in
	Fees				Non-Equity	Pension Value
	Earned or	Stock			Incentive	and Deferred	All Other
	Paid in	Awards	Option		Compensation	Compensation	Compensation
Name	Cash (1) ($)	(2) ($)	Awards		($)	Earnings ($)	($)		Total ($)
Michael Allen	48,500	45,000	28,200	(3)	N/A	N/A	N/A		121,700
Paul Baszucki	45,000	45,000	28,200	(3)	N/A	N/A	8,572	(7)	126,772
John S. Bronson	53,000	45,000	28,200	(3)	N/A	N/A	N/A		126,200
J. Patrick Doyle	48,000	45,000	38,990	(4)	N/A	N/A	N/A		131,990
Wayne M. Fortun	53,000	45,000	28,200	(3)	N/A	N/A	(12,554	) (8)	113,646
Ernest Mrozek	48,500	45,000	36,415	(5)	N/A	N/A	N/A		129,915
Lenny M. Pippin	72,000	45,000	28,200	(3)	N/A	N/A	(14,383	) (9)	145,200
Alice M. Richter	58,500	45,000	28,200	(3)	N/A	N/A	N/A		131,700
Lynn Crump-Caine	8,400	0	1,049	(6)	N/A	N/A	N/A		9,449

(1)	Includes amounts deferred at the director’s election. As discussed above, directors can elect to defer all or part of their compensation. See discussion above under the section titled “Compensation Paid to Board Members.”

(2)	Shown is the expense recognized in our financial statements for fiscal 2008 under FAS 123(R) for 1,200 shares of stock awarded to each director on January 2, 2008. Accounting estimates of forfeitures are not included in these figures. Includes amounts deferred at the director’s election. Mr. Pippin elected to defer his fiscal 2008 stock grant of 2,400 shares (see discussion above under the section titled “Compensation Paid to Board Members”).

(3)	Shown is the expense recognized in our financial statements for fiscal 2008 under FAS 123(R) for annual grants of 2,400 stock options awarded on January 2, 2008, which was allocated to service provided during fiscal 2008 for Messrs Allen, Baszucki, Bronson, Fortun and Pippin, and Ms. Richter. Accounting estimates of forfeitures are not included in these figures.

(4)	Shown is the expense recognized in our financial statements for fiscal 2008 under FAS 123(R) for annual grants of 2,400 stock options awarded January 2, 2008 plus the initial grant of 3,000 stock options awarded September 1, 2005, which was allocated to service provided by Mr. Doyle during fiscal 2008. Accounting estimates of forfeitures are not included in these figures.

(5)	Shown is the expense recognized in our financial statements for fiscal 2008 under FAS 123(R) for annual grants of 2,400 stock options awarded January 2, 2008, plus the initial grant of 3,000 stock options awarded February 21, 2005, which was allocated to service provided by Mr. Mrozek during fiscal 2008. Accounting estimates of forfeitures are not included in these figures.

(6)	Shown is the expense recognized in our financial statements for fiscal 2008 under FAS 123(R) the initial grant of 3,000 stock options awarded May 20, 2008, which was allocated to service provided by Ms. Crump-Caine during fiscal 2008. Accounting estimates of forfeitures are not included in these figures.

(7)	Includes interest earned on fee amounts deferred by Mr. Baszucki.

(8)	Includes market loss on 500 shares of stock and fees deferred by Mr. Fortun on January 2, 2006.

(9)	Includes market loss on 2,400 shares of stock deferred by Mr. Pippin (1,200 shares deferred on January 2, 2007 and 1,200 shares deferred on January 2, 2008).
Compensation Committee
The Compensation Committee of the Board of Directors, which presently consists of Chair Wayne M. Fortun and Messrs. Bronson and Doyle, held six meetings during fiscal 2008, all but one of which was held in person. All members of the Compensation Committee are independent directors within the meaning of Nasdaq’s Rule 4200(a)(15) and “non-employee directors” within the meaning of Rule 16b-3(b)(3) under the Securities Exchange Act of 1934, as amended. The Compensation Committee reviews our remuneration policies and practices and makes recommendations to our board in connection with all compensation matters affecting our executive officers. Our Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available at our website at http://www.gkservices.com.

PART IV, ITEM 15
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Amendment.
     (3) Exhibits
          The following exhibits, as required by Item 601 of Regulation S-K are filed as a part of this Amendment.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Footnotes:

* Filed herewith.
(b) Exhibits
     See exhibits listed under Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2009	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Douglas A. Milroy

Douglas A. Milroy, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey L. Wright

Jeffrey L. Wright, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz

Thomas J. Dietz, Vice President and Controller
(Principal Accounting Officer)