Form 10-K
period 2009-06-27
G&K SERVICES INC
filed 2009-08-26
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 27, 2009

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
Yes ☐ No ☑
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on December 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, and was approximately $361,324,731.
On August 17, 2009, there were outstanding 18,507,964 shares of the registrant’s Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 27, 2009

PART I
ITEM 1.     BUSINESS
G&K Services, Inc., founded in 1902 and is headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industries including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants and hospitality, and many others providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. We believe that the existing North American rental market is approximately $7.0 billion, while the existing portion of the direct sale market targeted by us is approximately $5.0 billion.
We have over 170 locations in North America and Europe. These locations service customers in 88 of the top 100 metropolitan markets (MSAs) in the United States and Canada, including all of the top 30 MSAs.
We target our marketing efforts towards customers and industries in market segments that are expanding and need corporate image, safety or facility services solutions. Our marketing efforts focus on providing solutions that feature proprietary products and processes to meet stringent customer needs. Further, we are dedicated to providing high levels of product quality, consistent customer-centric service through multiple sales channels and best in class program management abilities.
Customers, Products and Services
We serve over 175,000 customers, from Fortune 100 companies to small and midsize firms. No single customer represents more than 1.5% of our total revenues. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, semi-conductor, retail, restaurants, hospitality, and many others. Over 1.2 million people wear our uniforms every work day.
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
We believe that customers use branded identity apparel programs to meet a variety of critical business needs that enhance image and safety in the workplace, including:
•	Organization safety and security — uniforms help identify employees working for a particular organization or department.

•	Brand awareness — uniforms promote a company’s brand identity and employees serve as “walking billboards.”

•	Image — uniforms help companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and a commitment to quality to their customers. Uniformed employees are perceived as trained, competent and dependable.

•	Employee retention — uniforms enhance worker esprit de corps and help build a teamwork attitude in addition to providing a tangible employee benefit.

•	Worker protection — uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection — uniforms and facility services help protect products against sources of contamination in the food, pharmaceutical, electronics and health care industries.
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
Uniform rental programs offer flexibility in styles, colors and quantities as customer requirements change; assure consistent image with professional cleaning, finishing, repair and replacement of items in use; and provide freedom from the operating, labor, energy and maintenance expense, environmental exposure and management time necessary to administer an in house laundry.
Our facility services programs provide a wide range of dust control, maintenance, hand care and hygiene products and services. They include several floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust, microfiber and wet mops, wiping towels, fender covers, selected linen items and restroom hygiene products. These products support customers’ efforts in maintaining a clean, safe and attractive environment within their facilities for their employees and customers.
We also offer direct sale of apparel through comprehensive uniform programs and through catalog programs. Comprehensive direct sale uniform programs to large national account customers are provided through our Lion Uniform Group (Lion). Lion serves many different industries and specializes in serving the security, transportation, airline and convenience store/retail industries. They handle all aspects of the uniform program, including design, sourcing, inventory management, distribution, embellishment, information reporting, customer service and program management. The direct sale uniform programs can be used for departments and/or customers that require highly customized and branded apparel particularly for customer facing employees, or for workers who don’t start at the same location each day and need uniform apparel they can launder themselves and can be a more economical approach for high turnover positions. Direct sale and custom-embroidered logo apparel catalog programs are also offered to meet customer branded identity needs. Our catalog programs can be used for employee rewards and recognition, trade shows, events or customer/vendor appreciation programs.
Acquisitions
We have participated in the industry consolidation from many family owned and small local providers to several large providers. Our acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
We did not complete any acquisitions during fiscal 2009; however, we did make several small acquisitions in fiscal 2008 and 2007. The pro forma effects of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions, was $63.8 million and $47.0 million in fiscal 2008 and 2007, respectively. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $51.7 million and $27.8 million in fiscal 2008 and 2007, respectively.
Competition
Customers in the corporate identity apparel and facility services industry choose suppliers primarily based upon the quality, fit, comfort, price and breadth of products offered, the fit with their unique business environment and brand positioning needs, and the excellence of the service they receive. While we rank among the nation’s largest garment rental suppliers, we encounter competition from many companies in the geographic areas we serve. Competitors include large publicly held companies such as Cintas Corporation, UniFirst Corporation and others. We also compete with numerous regional and local businesses that vary by geographic region. We believe that we compete effectively in our lines of business because of the quality and breadth of our product line, segmented marketing solutions that meet customers’ unique needs, the service excellence we provide, and our proven ability as a trusted outsource partner.
Manufacturing and Suppliers
We manufactured approximately 55% of the uniform garments that we placed into service in fiscal 2009. These garments are manufactured primarily at our facility located in the Dominican Republic. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers’ needs.
Environmental Matters
Our operations, like those of our competitors, are subject to various federal, state and/or local laws respecting the environment, including potential discharges into wastewater and air, and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate certain amounts of waste in connection with our laundry operations, including detergent wastewater, wastewater sludge, waste oil and other residues. Some of these wastes are classified as hazardous wastes under these laws. We continue to make significant investments in properly handling and disposing of these wastes to ensure compliance with these regulations.
We discuss certain legal matters in this Annual Report on Form 10-K under Part I, “Item 1A. Risk Factors — Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results” and “Item 3. Legal Proceedings” and under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Environmental Matters” and “Item 8. Financial Statements and Supplementary Data” in Note 13 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.” Any environmental liability relating to such matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our results of operations or financial position. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not expected to have a material adverse effect on our results of operations of financial position. While we believe the possibility is remote, there is a potential that we may incur additional losses in excess of established reserves due to the imposition of clean-up obligations, the discovery of alleged contamination or other changes within and outside of our control.
Employees
Our U.S. operations had approximately 6,900 employees as of June 27, 2009, which includes approximately 3,500 production employees and 3,400 sales, office, route and management personnel. Unions represent approximately 11% of our U.S. employees. Management believes its U.S. employee relations are satisfactory.
Our Canadian operations had approximately 1,600 employees as of June 27, 2009, which includes approximately 900 production employees and 700 sales, office, route and management personnel. Unions represent approximately 50% of our Canadian employees. Management believes its Canadian employee relations are satisfactory.
Foreign and Domestic Operations
Financial information relating to foreign and domestic operations is set forth in Note 14 of our consolidated financial statements included in Item 8 of this Form 10-K.
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
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or governmental investigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties caused by the current recession and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law.
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
General economic conditions may adversely affect our financial performance. Continued higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including healthcare and insurance costs, higher material costs for items, such as linens and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental and direct sales and selling and administrative expenses and could adversely affect our operating results.
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
In fiscal 2009, we recorded a non-cash impairment charge of $107.0 million, which reduced the carrying value of our goodwill to $319.9 million as of June 27, 2009. We continue to monitor relevant circumstances, including customer spending levels, general economic conditions and the market price for our common stock, and the potential impact that such circumstances might have on the valuation of our goodwill. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, could in the future require us to further reduce our goodwill and record related non-cash impairment charges. If we were required to further reduce our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.
Risks associated with the suppliers from whom our products are sourced could adversely affect our operating results.
The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including, without limitation, labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.
Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.
Our operating locations are subject to stringent environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing the potential discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including, without limitation, clean-up costs, fines and sanctions and claims by regulators or third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. We could also be required, as a result of violations of these laws and regulations, to reduce or cease use of certain equipment and/or limit or stop production at certain of our facilities. These consequences could have a material adverse affect on our results of operations and financial condition and disrupt customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of clean-up obligations, and the discovery of alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
Under environmental laws, an owner or operator of real estate may be required to pay the costs of removing or remediating hazardous materials located on or emanating from property, whether or not the owner or operator knew of or was responsible for the presence of such hazardous materials. While we regularly engage in environmental due diligence in connection with acquisitions, we can give no assurance that locations that have been acquired or leased have been operated in compliance with environmental laws and regulations during prior periods or that future uses or conditions will not make us liable under these laws or expose us to regulator or third-party actions, including tort suits.
Additionally, we must maintain compliance with various permits and licenses issued to us in connection with our operations, or we must apply for and obtain such permits and licenses. Any failure on our part to maintain such compliance or to apply for and receive such permits and licenses could have a material effect on our ability to continue operations at a particular location.
At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated, as well as the adequacy of our reserves with respect to such costs. In fiscal year 2009, we increased our reserves for environmental matters to approximately $4.6 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstance or estimates arise.
Volatility in the global economy could adversely affect results.
Global financial markets have been experiencing an extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. In addition, the decline in the economic environment could negatively impact assumptions we use to value our pension plan assets and obligations which could result in a material adverse impact to our financial results in future periods. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.
Fluctuations in demand for our products and services may harm our financial results and are difficult to forecast.
Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively impact our customers, which could consequently have a negative impact on our financial performance. If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and operating margin could be negatively impacted. Important factors that could cause demand for our products and services to fluctuate include:
•	changes in business and economic conditions, including a further downturn in the automobile industry and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, including pricing pressures, from companies that have competing products and services;

•	changes in customer needs;

•	changes in the employment levels at our customers, which impacts the number of users of our products and services;

•	strategic actions taken by our competitors; and

•	market acceptance of our products and services.
If our customers’ demand for our products and services decreases, our plant and manufacturing capacity could be underutilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. The change in demand for our products and services, and changes in our customers’ needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.
From time to time we are subject to legal proceedings that may adversely affect our financial condition and operating results.
From time to time we are party to various litigation claims and legal proceedings. Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss these lawsuits and other litigation to which we are party in greater detail below under the caption

“Item 3. Legal Proceedings” and under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Environmental Matters” and “Item 8. Financial Statements and Supplementary Data” in Note 13 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.”
Risks associated with our acquisition strategy could adversely affect our operating results.
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
Gasoline, diesel, natural gas and electricity represent a significant cost within our business. The price of these commodities, which are required to run our vehicles and equipment, can be unpredictable and can fluctuate based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war, terrorism and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in these commodities could adversely affect our results of operations and financial condition.
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
Unexpected events, including, without limitation, fires at facilities, natural disasters, such as hurricanes and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We occupy over 170 facilities located in the United States, Canada, the Dominican Republic and Ireland. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items from approximately 62 industrial garment, cleanroom garment, dust control and linen supply plants located in 48 cities in the United States, 10 cities in Canada and one city in Ireland. We own approximately 75% of our processing facilities, which average approximately 43,000 square feet in size.
ITEM 3.     LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleged that our operations at this facility violated certain previously issued permits and/or that we were operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleged two additional counts with respect to our Waterbury, Connecticut facility and one additional count regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violated certain hazardous waste rules. The Commissioner is seeking in its Complaint certain penalties and other remedies. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.
In August 2008, we became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the

City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). We also understand that the U.S. EPA has referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. On November 25, 2008, the U.S. Attorney served a subpoena requesting various documents, correspondence, e-mails and electronic documents related to the wastewater treatment system at the Des Moines facility. In response to the subpoena, we have submitted certain information to the U.S. Attorney and will submit additional responsive information as it becomes available. Further, on November 18, 2008, we reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspections, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. In a letter, dated June 15, 2009, the U.S. EPA provided written record of its inspection findings to us and identified alleged noncompliance with certain provisions of the Resource Conservation and Recovery Act. We have responded to this letter and will continue to work cooperatively with the U.S. EPA to resolve this matter.
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. Since the U.S. EPA’s inspection, we have had a third party independent environmental consulting firm audit this facility. This firm identified certain environmental issues at the facility, and we are currently undertaking corrective actions. In a letter, dated December 30, 2008, the U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and are summarizing the results.
While we cannot predict the outcome of these matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves and these losses could be material.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

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

	High	Low

Fiscal 2009
1st Quarter	$38.15	$30.08
2nd Quarter	35.45	18.73
3rd Quarter	21.00	15.32
4th Quarter	27.53	18.29

Fiscal 2008
1st Quarter	$42.00	$35.41
2nd Quarter	44.46	37.31
3rd Quarter	40.90	34.69
4th Quarter	36.66	28.08

As of August 21, 2009, we had 899 registered holders of record of our common stock.
We paid dividends of $5.2 million in fiscal 2009, $4.0 million in fiscal 2008 and $3.4 million in fiscal 2007. Dividends per share were $0.28, $0.20 and $0.16 in fiscal years 2009, 2008 and 2007, respectively. We anticipate dividends in fiscal year 2010 to increase from $0.28 to $0.30 per share, which will result in approximately $5.5 million of dividends in fiscal year 2010. Our debt agreements contain restrictive covenants, which, among other things, could limit the payment of cash dividends we declare during any fiscal year under specific circumstances.
The following table sets forth certain information as of June 27, 2009 with respect to equity compensation plans under which securities are authorized for issuance:

	Number of Securities to	Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation Plans
	Warrants and Rights	Warrants and Rights	(Excluding Securities Reflected in
Plan Category(1)	(A)	(B)	Column (A))

Equity compensation plans approved by security holders:
2006 Equity Incentive Plan (2)	766,023	$36.20	944,543
Employee Plans (3)	987,695	34.95	—
1996 Directors’ Stock Option Plan	51,000	35.55	—

Total:	1,804,718	$35.50	944,543

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,804,718	$35.50	944,543

(1)	See Note 10 to our audited financial statements included in the accompanying financial statements.

(2)	Approved at the November 16, 2006 shareholder meeting.

(3)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

ISSUER PURCHASE OF EQUITY SECURITIES
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. Under the program we repurchased 650,387 shares totaling $16.1 million during the first two quarters of fiscal 2009, 2,469,682 shares totaling $92.1 million during fiscal 2008 and 232,000 shares totaling $8.9 million during fiscal 2007. Cash spent on the repurchase of shares totaled $16.1 million during fiscal 2009, $93.1 million during fiscal 2008 and $7.9 million during fiscal 2007. The amount of cash expended for fiscal 2007 excludes $1.0 million for shares purchased on June 29, 2007, but due to timing, the $1.0 million cash payment was made on July 2, 2007. At the end of June 2009, we had approximately $57.9 million remaining under this authorization. Our debt agreements contain restrictive covenants, which, among other things, could limit the amount of share repurchases under certain circumstances.
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
Copyright © 2008, Standard & Poor’s a division of The McGraw-Hill Companies, Inc. All rights reserved. Used with permission.
Data and graph provided by Zack’s Investment Research, Inc.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in millions, except per share data.

	2009	2008	2007	2006	2005

Revenues	$936.0	$1,002.4	$929.5	$880.8	$788.8
Net Income/(Loss)	(72.5)	46.1	43.2	41.9	38.2
Per Share Data:
Basic earnings per share	(3.94)	2.29	2.03	1.98	1.82
Diluted earnings per share	(3.94)	2.27	2.02	1.97	1.78
Dividends per share	0.28	0.20	0.16	0.07	0.07
Total Assets	851.2	1,053.2	991.8	951.1	903.2
Long-Term Debt	224.8	280.4	149.0	195.4	210.5
Stockholders’ Equity	437.4	557.5	592.0	547.4	479.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30.
Overview
G&K Services, Inc., founded in 1902 is headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. We believe that the North American rental market is approximately $7.0 billion, while the portion of the direct sale market targeted by us is approximately $5.0 billion.
Our industry continues to consolidate from many family owned and small local providers to several large providers. We have participated in this industry consolidation. Our acquisition strategy is focused on acquisitions in the rental and direct sale businesses that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
The severe decline in customer employment levels in fiscal year 2009 challenged our ability to maintain customers and generate growth. Our customers, in almost every industry across North America, continue to reduce their workforces in response to a prolonged downturn in economic activity. For example, the rate of job losses in the United States accelerated in the last three quarters of our fiscal year 2009, with 5.0 million of the 6.5 million jobs lost in the U.S. since December 2007 occurring during this time. Our existing revenue base and ability to grow revenue are being pressured by these severe declines in customer employment levels and our ability to grow revenue is being impacted by the increasing number of customers who are experiencing financial difficulties. In the current economic environment, customers continue to reduce usage of our products and services and delay decisions to install new programs or add products. Overall, our business is being pressured by the economic difficulty that is impacting customer employment levels, financial condition and operating behavior. We believe we are taking appropriate actions to adapt to these challenging economic conditions, including realigning our workforce and taking actions to reduce costs. However, if these negative economic trends continue our financial performance could be materially affected.
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
Revenue Recognition and Allowance for Doubtful Accounts
Our rental operation business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Estimates are used in determining the collectability of accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. While we have been consistent in applying our methodologies, and in making our estimates over the past three fiscal years, material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.
Inventories
Inventories consist of new goods and rental merchandise in service. We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Experience has shown that significant indicators that could require the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the consolidated financial statements, however, in the future, product lines and customer requirements may change, which could result in additional inventory write-downs. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from nine months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
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
Accordingly, as investigations and other actions proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. While we cannot predict the ultimate outcome of these environmental matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves and these losses could be material.
Accruals for environmental liabilities are included in the other accrued expenses line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense.
For additional information see Note 13, “Commitments and Contingencies”.

Impairments of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Recoverability of assets in accordance with SFAS No. 144 compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal 2009, we recorded an impairment loss of $19.7 million related to certain long-lived assets and included that loss in the goodwill and other impairment charges line item in the Consolidated Statements of Operations. We did not record any impairment losses on long-lived assets in the consolidated financial statements in fiscal 2008 or 2007.
For additional information see Note 3, “Goodwill and Other Impairment Charges”.
Goodwill and Intangible Assets
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $260.2 million, $59.7 million and $0, respectively, at June 27, 2009. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal year 2007, 2008 or 2009.
The goodwill impairment test involves a two-step process prescribed by SFAS No. 142. First we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation generally considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts and if necessary discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, we would perform a second test and if necessary reduce the reporting unit’s goodwill to its implied fair value. The second step requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. There were no impairments of goodwill in fiscal 2008 or 2007.
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
The significant job losses in the North American economy during our fiscal third quarter and the resultant decline in the employment levels at our customers and our associated financial results prompted us to update our assessment of goodwill and adjust our cash flow assumptions to reflect an extended economic downturn and more severe job losses than previously considered in our interim goodwill impairment analysis at the end of the fiscal second quarter. The adjusted assumptions assumed that employment levels would continue to decline into fiscal 2010 and begin to moderately improve in fiscal 2011, returning to more normalized levels in fiscal 2012 and beyond. This revision of assumptions drove a decrease in the calculated fair values of the U.S. rental and Direct sales reporting units, which resulted in our goodwill impairment charge in the third quarter of fiscal year 2009. After completing the assessment we determined that the carrying value of our U.S. Rental and Direct Sales reporting units exceeded the fair value and as described in Note 3, an impairment charge of $107.0 million was required. Please see the discussion of our sensitivity analysis in Note 3 for an understanding of the impact that each significant assumption has on the calculated fair values of each reporting unit.
Determining a reporting unit’s discounted cash flows requires significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures were based on our annual business plan or other forecasted results. Discount rates reflected a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units was based on the best information available as of the date of the assessment. The use of different assumptions would have increased or decreased estimated discounted future operating cash flows and could have increased or decreased any impairment charge. As identified in Note 3, the terminal growth rate we used in our discounted cash flow model was 2.5%-3.0% for the assessment we performed in the third quarter of fiscal year 2009. While we do not believe historical operating results are necessarily indicative of future operating results we believe our assumptions are reasonable when compared to our historical 10 year compound annual growth rate in operating cash flow of 3.3%.
We performed our annual goodwill impairment test as of June 27, 2009 and determined that no further impairment of goodwill has occurred in fiscal year 2009.
Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
For additional information see Note 3, “Goodwill and Other Impairment Charges”.
Insurance
We self-insure for certain obligations related to health, workers’ compensation and auto and general liability programs. We purchase excess loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
	Fiscal	Fiscal	Fiscal	FY 2009 vs.	FY 2008 vs.
	2009	2008	2007	FY 2008	FY 2007

Revenues:
Rental operations	92.0%	92.4%	91.2%	(7.0)%	9.2%
Direct sales	8.0	7.6	8.8	(2.1)	(6.7)

Total revenues	100.0	100.0	100.0	(6.6)	7.8

Operating expenses:
Cost of rental operations	70.1	67.6	67.9	(3.6)	8.9
Cost of direct sales	74.2	72.6	72.1	0.1	(6.1)

Total cost of sales	70.4	68.0	68.3	(3.3)	7.5

Selling and administrative	24.2	22.9	23.2	(1.7)	6.6
Goodwill and other impairment charges	13.5	—	—	—	—

Income/(Loss) from operations	(8.1)	9.0	8.5	(184.0)	14.1

Interest expense	1.5	1.6	1.5	(10.0)	11.8

Income/(Loss) before income taxes	(9.6)	7.5	7.0	(220.1)	14.5

Provision/(Benefit) for income taxes	(1.9)	2.9	2.4	(160.8)	29.8

Net income/(loss)	(7.7)%	4.6%	4.6%	(257.3)%	6.7%

Fiscal 2009 Compared to Fiscal 2008
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, we will periodically have a fiscal year with 53 weeks of results. Fiscal years 2009 and 2008 both had 52 weeks.
Revenues. Total revenues in fiscal 2009 declined 6.6% to $936.0 million from $1,002.4 million in fiscal 2008.
Rental revenue decreased $64.8 million in fiscal 2009, a 7.0% decrease from fiscal 2008. The organic industrial rental growth rate was approximately negative 5.25%, a decrease from approximately 3.0% in fiscal 2008. Our organic rental growth was negatively impacted by economic-driven customer attrition, reduced customer employment levels, lower usage levels and lower new account sales due to difficult economic conditions. Organic rental revenue is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In absolute dollars, rental revenue was negatively impacted by approximately $20.8 million or 2.3% compared to the prior year rental revenue due to the unfavorable impact of foreign currency translation rates with Canada.
Direct sale revenue was $75.0 million in fiscal 2009, a 2.1% decrease from $76.6 million in fiscal 2008. The organic direct sale growth rate was approximately negative 1.5% in fiscal year 2009 compared to negative 9.5% in fiscal year 2008. The decrease in direct sale revenue was due to the non-renewal of a contract with a major customer during fiscal 2009 and by an economic driven decrease in demand from other customers, substantially offset by increased revenues from the rollout of an apparel program to a major airline industry customer.

Cost of Rental. Cost of rental operations which includes merchandise, production and delivery expenses decreased 3.6% to $603.5 million in fiscal 2009 from $626.3 million in fiscal 2008. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.9% in fiscal 2009 from 32.4% in the prior year. The decrease in rental gross margins resulted from the effect of fixed cost absorption on a lower sales volume, additional costs in fiscal 2009 associated with a recent change in compensation law of $3.3 million, a charge of $1.4 million associated with expense reduction actions and increased healthcare costs.
Cost of Direct Sales. Cost of direct sales increased to $55.7 million in fiscal 2009 from $55.6 million in fiscal 2008. Gross margin from direct sales decreased in fiscal 2009 to 25.8% from 27.4% in fiscal 2008. The decrease in gross margin is primarily due to the impact of fixed cost absorption associated with lower direct sales volume.
Selling and Administrative. Selling and administrative expenses decreased 1.7% to $226.1 million in fiscal 2009 from $230.0 million in fiscal 2008. As a percentage of total revenues, selling and administrative expenses increased to 24.2% in fiscal 2009 from 22.9% in fiscal 2008. The increase is primarily the result of approximately $4.6 million of expense associated with certain environmental reserves for fines, penalties and related expenses; approximately $5.0 million related to severance, including $2.9 million of severance costs contractually obligated to the former chief executive officer; and increased bad debt expense. These increases were partially offset by cost reduction efforts and lower incentive based compensation expense. In addition, we have maintained a consistent number of sales people, which has resulted in an increase in selling expense as a percentage of revenue due to the declining revenue base.
Goodwill and Other Impairment Charges. As discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2009, we conducted an impairment analysis for our goodwill and our intangible assets and long-lived assets. This analysis concluded that certain of our goodwill, intangible assets, and long-lived assets carrying values exceeded their related fair values by $126.7 million. This non-cash charge consisted of $107.0 million related to goodwill, $16.2 million related to long-lived assets and $3.5 million related to certain acquired customer lists.
Interest Expense. Interest expense was $14.0 million in fiscal 2009 as compared to $15.5 million in fiscal 2008. The decrease was due primarily to significantly lower average debt balances and lower average interest rates.
Provision for Income Taxes. Our effective tax rate for fiscal 2009 decreased to 19.5% from 38.5% in fiscal 2008. This decrease is due to the nondeductible goodwill impairment charges, the result of lower book income, weakening of the Canadian dollar, and a decrease in tax reserve additions in the current year.
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
Interest Expense. Interest expense was $15.5 million in fiscal 2008 as compared to $13.9 million in fiscal 2007. The increase was due primarily to increased borrowings to fund our share repurchase program and business acquisitions, offset by lower interest rates.
Provision for Income Taxes. Our effective tax rate for fiscal 2008 increased to 38.5% from 34.0% in fiscal 2007. This increase is the result of larger reversals in the prior year of tax reserves that were no longer required due to the expiration of certain statutes and the resolution of certain tax matters.
Liquidity, Capital Resources and Financial Condition
Financial Condition. We believe our financial condition is strong. In assessing our financial condition, we consider factors such as working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our operations through a combination of cash flow from operations and debt financing. As of June 27, 2009, we have approximately $162.3 million of available capacity under our revolving credit facility. We believe we have sufficient access to capital markets to fund our anticipated growth and potential acquisitions.
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at June 27, 2009 was $135.8 million, a $33.5 million decrease from $169.3 million at June 28, 2008. Working capital was used to reduce long-term debt obligations, net of current maturities, by $55.6 million in fiscal year 2009.
Operating Activities. Net cash provided by operating activities was $103.2 million in fiscal 2009, $103.1 million in fiscal 2008 and $80.4 million in fiscal 2007. Cash provided by operations increased slightly in fiscal year 2009 primarily as a result of strong cash collections on accounts receivable and a focus on inventory management. These improvements were mostly offset by lower net income. Cash provided by operations in fiscal year 2008, increased primarily as a result of improved management of accounts payable as well as higher net income. In fiscal 2007, cash provided by operations increased as a result of higher net income and our focus on inventory management partially offset by increased payments on payables.
Investing Activities. Net cash used for investing activities was $23.3 million in fiscal 2009, $94.1 million in fiscal 2008 and $81.2 million in fiscal 2007. In fiscal 2009 cash was used largely for acquisition of property, plant and equipment. In fiscal 2008 and 2007 cash was largely used for acquisition of business assets and acquisition of property, plant and equipment.
Financing Activities. Financing activities used cash of $78.3 million in fiscal 2009, used cash of $19.4 million in fiscal 2008 and provided cash of $3.7 million in fiscal 2007. Cash used for financing activities in fiscal 2009 was used primarily for the repayment of debt and repurchases of our common stock. Cash used in fiscal 2008 was primarily the result of cash expended for our common stock share repurchase program, partially offset by net borrowings under our credit facilities. Cash provided in fiscal 2007, was primarily the result of borrowings under our credit facilities partially offset by our repurchase of shares of our common stock and repayments on our long term debt. We paid dividends of $5.2 million in fiscal 2009, $4.0 million in fiscal 2008 and $3.4 million in fiscal 2007. Dividends per share were $0.28, $0.20, and $0.16 in fiscal years 2009, 2008 and 2007, respectively. We anticipate dividends in fiscal year 2010 to increase from $0.28 to $0.30 per share, which will result in an estimated total dividend of $5.5 million in fiscal year 2010.
Capital Structure. Total debt was $232.5 million at June 27, 2009, a decrease of $55.8 million from the prior year balance of $288.3 million. This decrease was primarily due to a concerted effort to repay debt obligations during fiscal year 2009. The ratio of debt to capitalization (total debt divided by the sum of the stockholder’s equity plus total debt) was 34.7% at fiscal year end 2009 and 34.1% at fiscal year end 2008.

While cash flows could be negatively affected by a decrease in revenues, we believe that we will be able to fund all of the cash requirements which are reasonably foreseeable for fiscal 2010, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, and possible business acquisitions, from operating cash flow and our revolving credit facility.
We maintain a $325.0 million unsecured revolving credit facility with a syndicate of banks, which expires on August 31, 2010. As of June 27, 2009, borrowings outstanding under the revolving credit facility were $142.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of June 27, 2009, letters of credit outstanding against the revolver totaled $20.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. The covenants in this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of June 27, 2009.

	Required Covenant Amount	Actual Covenant Amount
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.48
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	7.30
Minimum Net Worth	$309.3	$437.4
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, such as the non-cash impairment charges discussed in Note 3. As a result, the non-cash impairment charges recorded in fiscal year 2009 did not have a material effect on compliance with our debt covenants.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”) or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 27, 2009 bear interest at a weighted average all-in rate of 1.17% (LIBOR plus 0.88%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline and Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
On July 1, 2009, we completed a new $300.0 million, three-year unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. This facility replaces the $325.0 million unsecured revolving credit facility discussed above, which was scheduled to mature in August 2010. Borrowings in U.S. dollars under the new credit facility will, at our election, bear interest at (a) the adjusted LIBOR rate for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.5% and (iii) the adjusted LIBOR rate for a one month interest period plus 1%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Swingline loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will, at our election, bear interest at (a) the Canadian deposit offered rate plus 0.1% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Effective July 1, 2009, the interest rate spread on this new facility is 1.875% higher than the previous facility. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. The most significant covenants under this new credit facility are substantially the same as the covenants under the prior credit facility. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 27, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.83% (LIBOR plus 0.60%).
We maintain a receivable securitization facility whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of June 27, 2009 was $44.2 million, which was the amount of eligible receivables less a reserve requirement. The agreement will expire on September 27, 2011.

We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of June 27, 2009, there were no outstanding balances under this loan agreement. We are required to pay a fee on the unused balance of the facility.
We have $50.0 million, 8.4% unsecured private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of June 27, 2009, there was $14.3 million outstanding under the notes.
See Note 7 of the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 27, 2009, we were in compliance with all debt covenants. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments required under non-cancelable operating leases with initial or remaining terms in excess of one year.
The following table summarizes our fixed cash obligations as of June 27, 2009 for the next five fiscal years and thereafter (in millions):

	Less than	One to	Three to	After five
	one year	three years	five years	years	Total

Variable rate revolving credit facility	$—	$142.0	$—	$—	$142.0
Variable rate notes	—	—	—	75.0	75.0
Variable rate loan	—	—	—	—	—
Fixed rate notes	7.1	7.2	—	—	14.3
Other debt arrangements, including capital leases	0.6	0.5	0.1	—	1.2
Operating leases	27.0	39.3	20.8	12.3	99.4
Retirement benefit payments	2.0	4.5	5.1	17.0	28.6

Total contractual cash obligations	$36.7	$193.5	$26.0	$104.3	$360.5

As of June 27, 2009, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 7 to the Consolidated Financial Statements for a further discussion.
At June 27, 2009, we had available cash and cash equivalents on hand of $13.1 million and approximately $206.5 million of available capacity under our credit facilities ($162.3 million under the revolving credit facility and $44.2 million available under our receivables securitization facility). We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2010 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2010 will be approximately $20-$30 million.
Cash generated from operations could be affected by a number of risks and uncertainties. In fiscal 2010, we may actively seek and consider acquisitions of business assets. The consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flows from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.

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
Off Balance Sheet Arrangements
At June 27, 2009, we had $20.7 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $99.4 million related to facility and equipment leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.
Pension Obligations
We account for our defined benefit pension plan using SFAS No. 87 “Employer’s Accounting for Pensions” (“SFAS 87”) and SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. We recognized income for our defined benefit pension plan of $0.2 million, income of $0.5 million and expense of $1.7 million in fiscal 2009, 2008 and 2007, respectively. At June 27, 2009, the fair value of our pension plan assets totaled $36.9 million. We anticipate making cash contributions of approximately $2.8 million in fiscal 2010.
Effective January 1, 2007 we have frozen our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits will no longer occur beyond December 31, 2006.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 27, 2009, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate is consistent with the assumed rate used at both June 28, 2008 and June 30, 2007 and was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 27, 2009 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2010 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.90% at June 27, 2009, 7.20% at June 28, 2008 and 6.40% at June 30, 2007. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.90% to 6.40%) would increase our accumulated benefit obligation at June 27, 2009 by approximately $4.3 million and increase the estimated fiscal 2010 pension expense by approximately $0.4 million.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. As part of our assessment of the expected return on plan assets, we considered the recent decline in the global equity markets and concluded that an 8% long term rate was still appropriate.
Union Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“Union Plans”). We contributed and charged to expense $3.2 million in fiscal 2009, $2.5 million in fiscal 2008 and $1.9 million in fiscal 2007 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional contributions, if any.
We are responsible for our proportional share of any unfunded vested benefits related to the Union Plans. Under the pertinent accounting rules, we are not required to record a liability for our portion of the withdrawal liability until we exit the plan. In fiscal year 2009, we exited a multi-employer pension plan and recorded an associated liability of approximately $1.0 million. If a future decision to exit a plan is made, we will record our proportional share of the unfunded vested benefits, which could have a material adverse impact on our future results of operations. Based upon the most recent information available from the trustees managing the Union Plans, our share of the unfunded vested benefits for these plans is estimated to be approximately $18.0 to $24.0 million.
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

Impact of Inflation
In general, we believe that our results of operations are not significantly affected by moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships and a continued focus on operational productivity improvements. Our customer agreements generally provide for price increases consistent with the rate of inflation or 5.0%, whichever is greater.
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.5% of our total revenue.
Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resources match our revenue levels and from time to time make adjustments to ensure that we utilize our resources in an efficient manner. These adjustments may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During fiscal 2009, we made a number of adjustments to our business, the most significant of which are discussed below.
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. As a result of these actions, we recorded approximately $2.6 million of expense in the Consolidated Statements of Operations during fiscal year 2009. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item. We expect all payments associated with these actions to be completed by September 30, 2009.
During the third quarter of fiscal year 2009, we realigned our workforce to better match our cost structure with our lower revenue volume. As a result of this realignment, we eliminated certain personnel and recorded approximately $0.9 million in severance costs in the Consolidated Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our Consolidated Statements of Operations for fiscal year 2009. Substantially all of the severance costs related to these actions were paid by March 28, 2009.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to operating certain facilities in noncompliance with required permits. We resolved two of these proceedings in the fall of 2008 and have paid the negotiated penalties in these two actions. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, we enhanced our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we have gained additional assurance with respect to our environmental compliance. We have substantially completed these inspections and, where required, are undertaking appropriate corrective actions. As of June 27, 2009, we had reserves of approximately $4.6 million related to these matters. Total expense for these matters was approximately $4.6 million for fiscal year 2009 and is recorded in the selling and administrative line of the Consolidated Statement of Operations.
Descriptions of these matters are as follows:
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleged that our operations at this facility violated certain previously issued permits and/or that we were operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleged two additional counts with respect to our Waterbury, Connecticut facility and one additional count regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violated certain hazardous waste rules. The Commissioner is seeking in its Complaint certain penalties and other remedies. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.
We became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). We also understand that the U.S. EPA has referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. On November 25, 2008, the U.S. Attorney served a subpoena requesting various documents, correspondence, e-mails and electronic documents related to the wastewater treatment system at the Des Moines facility. In response to the subpoena, we have submitted certain information to the U.S. Attorney and will submit additional responsive information as it becomes available. Further, on November 18, 2008, we reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspections, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. In a letter, dated June 15, 2009, the U.S. EPA provided written record of its inspection findings to us and identified alleged noncompliance with certain provisions of the Resource Conservation and Recovery Act. We have responded to this letter and will continue to work cooperatively with the U.S. EPA to resolve this matter.
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. Since the U.S. EPA’s inspection, we have had a third party independent environmental consulting firm audit this facility. This firm identified certain environmental issues at the facility, and we are currently undertaking corrective actions. In a letter, dated December 30, 2008, the U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and are summarizing the results.
While we cannot predict the outcome of these matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves and these loses could be material.
Adoption of New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which fundamentally changed the way that we are required to account for our uncertain tax positions for financial accounting purposes and was effective for our fiscal year beginning July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 effective at the beginning of fiscal year 2009, subject to the deferral provisions of FSP No. 157-2. Our adoption did not impact our consolidated financial position or results of operations. See Note 6 of the consolidated financial statements for additional disclosures.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. We adopted SFAS No. 161 at the beginning of the quarter ended March 28, 2009. Our adoption did not impact our consolidated financial position or results of operations. See Note 7 of the consolidated financial statements for additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which provides guidance on management’s assessment of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. In addition to current disclosure requirements, SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. For the twelve months ended June 27, 2009, we evaluated subsequent events through the time of filing this Form 10-K with the SEC on August 26, 2009.
Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141(r), “Business Combinations” (SFAS No. 141 (r)), which replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations that are consummated after June 27, 2009. We do not believe that SFAS No. 141(r) will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the U.S. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements.

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
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable debt and interest rate swaps is the three month LIBOR market interest rates at June 27, 2009. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $12.8 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.3 million or 2.3%. The scenario that distributes the 50 basis point change would increase or decrease forecasted interest expense by $0.2 million or 1.4%.

For additional information regarding our debt see Note 5 to our consolidated financial statements as well as the Liquidity, Capital Resources and Financial Condition section of Management’s Discussion and Analysis.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, we have established target levels of forecasted purchases in which the price will not be subject to market price changes. We use derivative financial instruments to manage the risk that changes in gasoline costs will have on our future financial results. We purchase futures fuel commodity contracts to effectively hedge a portion of anticipated actual energy purchases. Under these contracts, we agree to exchange, at specified intervals, the difference between fixed and floating commodity prices calculated by reference to an agreed-upon notional principal amount.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline prices at June 27, 2009, hedged gallons of 2.2 million (including unleaded and diesel) and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels and prices, our forecasted energy cost would change by approximately $0.1 million.
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
Following is a summary of the results of operations for each of the quarters within fiscal years ended June 27, 2009 and June 28, 2008. All amounts are in millions, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth

2009
Revenues	$245.2	$241.8	$231.0	$218.0
Gross Profit	71.3	74.5	68.4	62.6
Income/(Loss) from Operations	9.4	19.5	(112.3)	7.4
Net Income/(Loss)	1.5	9.5	(86.3)	2.8
Basic Earnings per Share	0.08	0.52	(4.74)	0.16
Diluted Earnings per Share	0.08	0.52	(4.74)	0.16
Dividends per Share	0.07	0.07	0.07	0.07

2008
Revenues	$243.8	$255.3	$251.1	$252.2
Gross Profit	79.3	82.3	79.1	79.8
Income from Operations	23.8	23.7	21.6	21.4
Net Income	12.4	12.4	10.6	10.7
Basic Earnings per Share	0.59	0.60	0.54	0.55
Diluted Earnings per Share	0.58	0.60	0.54	0.55
Dividends per Share	0.05	0.05	0.05	0.05

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2009 and fiscal 2008 were both 52 week years.

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
Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 27, 2009.
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

/s/ Douglas A. Milroy
Douglas A. Milroy
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)
August 26, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. and subsidiaries (the Company) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 27, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. and subsidiaries as of June 27, 2009 and June 28, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 27, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 26, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.
We have audited G&K Services, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, G&K Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 27, 2009, and June 28, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 27, 2009, and our report dated August 26, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 26, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 27,	June 28,	June 30,
(In thousands, except per share data)	2009	2008	2007

Revenues
Rental operations	$860,921	$925,767	$847,401
Direct sales	75,044	76,628	82,141

Total revenues	935,965	1,002,395	929,542

Operating Expenses
Cost of rental operations	603,524	626,270	575,258
Cost of direct sales	55,650	55,615	59,247
Selling and administrative	226,115	229,987	215,675
Goodwill and other impairment charges	126,719	—	—

Total operating expenses	1,012,008	911,872	850,180

Income/(Loss) from Operations	(76,043)	90,523	79,362
Interest expense	13,996	15,543	13,901

Income/(Loss) before Income Taxes	(90,039)	74,980	65,461
Provision/(Benefit) for income taxes	(17,575)	28,901	22,271

Net Income/(Loss)	$(72,464)	$46,079	$43,190

Basic weighted average number of shares outstanding	18,389	20,138	21,245
Basic Earnings per Common Share	$(3.94)	$2.29	$2.03

Diluted weighted average number of shares outstanding	18,389	20,277	21,424
Diluted Earnings per Common Share	$(3.94)	$2.27	$2.02

Dividends per Share	$0.28	$0.20	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	June 27,	June 28,
(In thousands, except share data)	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$13,136	$12,651
Accounts receivable, less allowance for doubtful accounts of $3,848 and $4,506	85,209	111,307
Inventories, net	135,492	142,318
Other current assets	18,213	17,913
Current income taxes receivable	3,028	8,268

Total current assets	255,078	292,457

Property, Plant and Equipment
Land	31,062	32,780
Buildings and improvements	158,842	162,873
Machinery and equipment	317,308	325,434
Automobiles and trucks	23,450	33,386
Less accumulated depreciation	(313,926)	(301,432)

Total property, plant and equipment	216,736	253,041

Other Assets
Goodwill	319,942	434,874
Customer contracts and non-competition agreements, net	29,539	40,996
Other, principally retirement plan assets	29,873	31,806

Total other assets	379,354	507,676

Total assets	$851,168	$1,053,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$29,134	$30,873
Accrued expenses
Salaries and employee benefits	32,047	31,808
Other	46,963	46,474
Deferred income taxes	3,414	6,154
Current maturities of long-term debt	7,744	7,891

Total current liabilities	119,302	123,200

Long-Term Debt, net of Current Maturities	224,781	280,428
Deferred Income Taxes	1,893	35,190
Accrued Income Taxes — Long Term	12,016	12,343
Other Noncurrent Liabilities	55,820	44,537

Commitments and Contingencies (Notes 12 and 13)
Stockholders’ Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000,000 shares authorized, 18,511,768 and 19,132,979 shares issued and outstanding	9,256	9,551
Additional paid-in capital	3,543	—
Retained earnings	421,953	512,566
Accumulated other comprehensive income	2,604	35,359

Total stockholders’ equity	437,356	557,476

Total liabilities and stockholders’ equity	$851,168	$1,053,174

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
G&K Services, Inc. and Subsidiaries
(In thousands, except per share data)

	Class A	Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income/(Loss)	Equity

Balance July 1, 2006	$10,642	$68,268	$446,199	$22,279	$547,388
Comprehensive income:
Net income	—	—	43,190	—	43,190
Other comprehensive income (see Note 9)	—	—	—	5,783	5,783

Comprehensive Income					48,973
Adjustment for adoption of SFAS No. 158, net of tax	—	—	—	464	464
Issuance of common stock under stock plans, net of income tax (239 shares)	119	3,184	—	—	3,303
Equity based compensation	—	4,208	—	—	4,208
Share repurchase program (232 shares)	(116)	(8,797)	—	—	(8,913)
Cash dividends ($0.16 per share)	—	—	(3,435)	—	(3,435)

Balance June 30, 2007	10,645	66,863	485,954	28,526	591,988
Comprehensive income:
Net income	—	—	46,079	—	46,079
Other comprehensive income (see Note 9)	—	—	—	6,833	6,833

Comprehensive Income					52,912
Cumulative effect of the adoption of FIN 48	—	—	(1,559)	—	(1,559)
Issuance of common stock under stock plans, net of income tax (282 shares)	141	4,216	—	—	4,357
Equity based compensation	—	5,932	—	—	5,932
Share repurchase program (2,470 shares)	(1,235)	(77,011)	(13,867)	—	(92,113)
Cash dividends ($0.20 per share)	—	—	(4,041)	—	(4,041)

Balance June 28, 2008	9,551	—	512,566	35,359	557,476
Comprehensive income:
Net loss	—	—	(72,464)	—	(72,464)
Other comprehensive loss (see Note 9)	—	—	—	(32,755)	(32,755)

Comprehensive Loss					(105,219)
Issuance of common stock under stock plans, net of income tax (90 shares)	45	165	—	—	210
Equity based compensation	—	7,149	—	—	7,149
Share repurchase program (680 shares)	(340)	(3,771)	(12,936)	—	(17,047)
Cash dividends ($0.28 per share)	—	—	(5,213)	—	(5,213)

Balance June 27, 2009	$9,256	$3,543	$421,953	$2,604	$437,356

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 27,	June 28,	June 30,
(In thousands)	2009	2008	2007

Operating Activities:
Net income/(loss)	$(72,464)	$46,079	$43,190
Adjustments to reconcile net income/(loss) to net cash provided by operating activities —
Depreciation and amortization	44,252	48,404	45,595
Goodwill and other impairment charges	126,719	—	—
Deferred income taxes	(34,999)	3,741	(1,037)
Share-based compensation	7,149	5,932	4,208
Changes in current operating items, exclusive of acquisitions —
Accounts receivable and prepaid expenses	22,155	(10,068)	(362)
Inventories	6,762	1,470	(141)
Accounts payable and other accrued expenses	121	976	(14,480)
Other	3,485	6,524	3,416

Net cash provided by operating activities	103,180	103,058	80,389

Investing Activities:
Property, plant and equipment additions, net	(23,330)	(27,057)	(31,515)
Acquisition of business assets, net of cash	—	(63,820)	(46,966)
Purchases of investments, net	—	(3,223)	(2,688)

Net cash used for investing activities	(23,330)	(94,100)	(81,169)

Financing Activities:
Payments of long-term debt	(7,740)	(7,534)	(7,710)
(Payments of) Proceeds from revolving credit facilities, net	(48,500)	81,001	19,442
Cash dividends paid	(5,213)	(4,041)	(3,435)
Net issuance of common stock, primarily under stock option plans	210	4,357	3,303
Purchase of common stock	(17,047)	(93,142)	(7,883)

Net cash (used for) provided by financing activities	(78,290)	(19,359)	3,717

Increase (Decrease) in Cash and Cash Equivalents	1,560	(10,401)	2,937
Effect of Exchange Rates on Cash	(1,075)	293	132

Cash and Cash Equivalents:
Beginning of year	12,651	22,759	19,690

End of year	$13,136	$12,651	$22,759

Supplemental Cash Flow Information:
Cash paid for —
Interest	$14,214	$15,560	$12,851

Income taxes	$11,162	$22,950	$30,414

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
Basis of Presentation
Our Consolidated Financial Statements include the accounts of G&K Services, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation.
Our fiscal year ends on the Saturday nearest June 30. All references herein to “2009”, “2008” and “2007”, refer to the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively. Fiscal years 2009, 2008 and 2007 each consisted of 52 weeks.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts and disclosures reported therein. Due to the inherent uncertainty involved in making estimates, actual results could differ from our estimates.
Cash and Cash Equivalents
We consider all investments purchased with an original maturity of three months or less to be cash equivalents.
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
We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Experience has shown that significant indicators that could require the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the consolidated financial statements; however, in the future, product lines and customer requirements may change, which could result in additional inventory write-downs.

The components of inventories as of June 27, 2009 and June 28, 2008 are as follows:

	June 27,	June 28,
	2009	2008

Raw Materials	$9.2	$5.3
Work in Process	3.6	4.7
Finished Goods	55.1	50.9

New Goods	$67.9	$60.9

Merchandise In Service	$67.6	$81.4

Total Inventories	$135.5	$142.3

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation (including assets under capital lease) is generally computed using the straight-line method over the following estimated useful lives:

Life
(Years)

Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10

Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense for fiscal years 2009, 2008, and 2007 was $37.0 million, $37.3 million and $34.8 million, respectively.
Environmental Liabilities
We accrue various environmental related costs, which consist primarily of fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum amount. This accrued amount reflects our assumptions regarding the nature of the remedy and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments to our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. While we cannot predict the ultimate outcome of these environmental matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves and these losses could be material.
Accruals for environmental liabilities are included in the other accrued expenses line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense.
For additional information see Note 13, “Commitments and Contingencies”.
Impairments of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Recoverability of assets in accordance with SFAS No. 144 compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal 2009, we recorded an impairment loss of $19.7 million related to certain long-lived assets and included that loss in the goodwill and other impairment charges line item in the Consolidated Statements of Operations. We did not record any impairment losses on long-lived assets in the consolidated financial statements in fiscal 2008 or 2007.
For additional information see Note 3, “Goodwill and Other Impairment Charges”.
Goodwill and Intangible Assets
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment in accordance with SFAS No. 142 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $260.2 million, $59.7 million and $0, respectively, at June 27, 2009. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2007, 2008, or 2009.
The goodwill impairment test involves a two-step process prescribed by SFAS No. 142. First we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation generally considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts and, if necessary, discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, we would perform a second test and if necessary reduce the reporting unit’s goodwill to its implied fair value. The second step requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.
During the second quarter of fiscal year 2009, there was a significant deterioration in general economic conditions and in the market value of our stock. The resulting decline in our market capitalization prompted us to conduct a goodwill analysis to determine if an impairment of goodwill existed as of December 27, 2008. Our analysis evaluated the estimated fair value of each reporting unit relative to the net book value. We prepared a discounted cash flow model to estimate fair value, which validated the reasonableness of the estimated market value plus a control premium. As a result of this analysis no impairment was recorded as of December 27, 2008. In the third quarter of fiscal year 2009, economic events and circumstances indicated that it was necessary to perform an additional assessment of our goodwill. As part of our assessment, we prepared a discounted cash flow analysis to determine the fair value of each reporting unit.
Determining a reporting unit’s discounted cash flows requires significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions could increase or decrease the estimated future discounted operating cash flows and therefore, could increase or decrease any impairment charge. As identified in Note 3, the terminal growth rate we used in our discounted cash flow model was 2.5%-3.0%. While we do not believe historical operating results are necessarily indicative of future operating results we believe our assumptions are reasonable when compared to our historical 10 year compound annual growth rate in operating cash flow of 3.3%. After completing the assessment we determined that the carrying value of our U.S. Rental and Direct Sales reporting units exceeded the fair value and an impairment charge of $107.0 million was required.
We performed our annual goodwill impairment test as of June 27, 2009 and determined that no further impairment of goodwill has occurred in fiscal year 2009. There were no impairments of goodwill in fiscal 2008 or 2007.
Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
For additional information see Note 3, “Goodwill and Other Impairment Charges”.

Retirement Plan Assets
Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices, and the cash surrender values of life insurance policies.
Foreign Currency
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period and were not material in fiscal 2009, 2008 or 2007.
Revenue Recognition
Our rental operations business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.
Insurance
We are self-insured for certain obligations related to our health, workers’ compensation and auto and general liability programs. We purchase excess loss insurance policies to protect us from catastrophic losses. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the consolidated financial statements.
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

For the Fiscal Years Ended (In thousands)	2009	2008	2007

Weighted average number of common shares outstanding used in computation of basic earnings per share	18,389	20,138	21,245
Weighted average effect of non-vested restricted stock grants and assumed exercise of options	—	139	179

Shares used in computation of diluted earnings per share	18,389	20,277	21,424

Potential common shares of 1,840,000; 1,126,000; and 564,000 related to our outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2009, 2008 and 2007, respectively as inclusion of these shares would have been anti-dilutive.
Derivative Financial Instruments
We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and related authoritative guidance. All derivative financial instruments are recognized at fair value and are recorded in the other current assets or accrued expenses line items in the Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of the hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument (based on the exposure being hedged) as cash flow hedges. We do not have any derivative financial instruments that have been designated as either a fair value hedge or a hedge of a net investment in a foreign operation. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.
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
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instrument is reported as a component of accumulated other comprehensive income and reclassified into the Consolidated Statements of Operations in the same line item associated with the forecasted transaction and in the same period as the expenses from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

Share-based Payments
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation for awards is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense.
Adoption of New Accounting Pronouncements
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which fundamentally changed the way that we are required to account for our uncertain tax positions for financial accounting purposes and was effective for our fiscal year beginning July 1, 2007. FIN 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements the tax positions that we have taken or will take on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurement. We adopted SFAS No. 157 effective at the beginning of fiscal year 2009, subject to the deferral provisions of FSP No. 157-2. Our adoption did not impact our consolidated financial position or results of operations. See Note 6 of the consolidated financial statements for additional disclosures.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). This statement establishes enhanced disclosures about derivative and hedging activities. We adopted SFAS No. 161 at the beginning of the quarter ended March 28, 2009. Our adoption did not impact our consolidated financial position or results of operations. See Note 7 of the consolidated financial statements for additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which provides guidance on management’s assessment of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. In addition to current disclosure requirements, SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. For the twelve months ended June 27, 2009, we evaluated subsequent events through the time of filing this Form 10-K with the SEC on August 26, 2009.
Accounting Pronouncements Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141(r), “Business Combinations” (SFAS No. 141 (r)), which replaces SFAS No. 141, “Business Combinations”. This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) will apply prospectively to business combinations that are consummated after June 27, 2009. We do not believe that SFAS 141(r) will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the U.S. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements.
2. Acquisitions
We did not complete any acquisitions during fiscal 2009; however, we did make several small acquisitions during fiscal 2008 and 2007. The pro forma effects of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs, and purchase price adjustments from prior year acquisitions as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2009	2008	2007

Total purchase price and related acquisition costs	$—	$63.8	$47.0
Goodwill	—	51.7	27.8

3. Goodwill and Other Impairment Charges
The following table identifies the major components of the goodwill and other impairment charges that are reflected in the Consolidated Statements of Operations for fiscal year 2009:

Goodwill	$107.0
Computer software	7.6
Property, plant and equipment	7.2
Customer contracts	3.5
Assets held for sale	1.4

Goodwill and other impairment charges	$126.7

Goodwill
During the third quarter of fiscal 2009, we recorded a non-cash impairment charge of $107.0 million related to our goodwill. Of this amount, $100.0 million was associated with U.S. Rental operations and $7.0 million was related to Direct Sales operations. The goodwill impairment charges described above are recorded on the goodwill and other impairment charges line of the Consolidated Statements of Operations.
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment in accordance with SFAS No. 142 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired. During our annual test in the fourth quarter, we used a market valuation approach to determine fair value for each reporting unit. As of June 28, 2008, our market capitalization substantially exceeded our carrying value.
In the third quarter of fiscal year 2009, the accelerated deterioration in the economic environment continued to negatively impact our operations. The resultant increased disparity between our carrying value and our market capitalization as of our interim measurement date of January 31, 2009 prompted us to perform an interim goodwill impairment test. Goodwill has been assigned to reporting units for purposes of impairment testing and consists of U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. During the third quarter of fiscal year 2009, we engaged a third party independent valuation consulting firm to assist in determining the fair value of each reporting unit. Based on consultation with our valuation specialist, we used both a market valuation and income valuation approach, weighted evenly, to determine the fair values of our reporting units. The income valuation was derived by discounting future forecasted cash flows using a market based weighted average cost of capital. The market valuation was derived by referencing a measure of invested capital compared to earnings and cash flows of a peer group of companies and applying the resultant multiples to our reporting units. The combination of these valuations produced an estimated fair value that was less than the carrying amount for the U.S. Rental and Direct Sales reporting units. The fair value of our Canadian Rental reporting unit exceeded its carrying amount by more than 20%. Since the carrying value of the U.S. reporting unit and the Direct Sales reporting unit exceeded its estimated fair value in the first step, a second step was performed, in which the reporting unit’s goodwill was written down to its implied fair value. In the second step we are required to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. The second step also requires, among other things, us to determine the estimated fair market value of our tangible and intangible assets. Any fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.
The goodwill impairment testing process is subject to inherent uncertainties and subjectivity. Determination of fair value requires significant management judgment with respect to various assumptions, including revenue volume, gross margins, SG&A rates, capital expenditures, discount rates, terminal growth rates and the fair values of each reporting unit’s tangible and intangible assets and liabilities. The projected revenue levels, gross margins, SG&A rate, and capital expenditure assumptions are based on our annual business plan or other forecasted results. Discount rates reflect estimates of a market-based weighted average cost of capital, which take into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of each reporting unit are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease the estimated fair value and could materially increase or decrease any impairment charge. The discount rates used in step one and step two ranged from 9.7%-11.7% and included certain risk premiums. Our forecasted future cash flows considered both current and future economic conditions and a terminal growth rate of 2.5%-3.0%. Changing the discount rate by 50 basis points would increase or decrease the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $45 million, $10 million and $1 million, respectively. Changing the terminal growth rate by 50 basis points would increase or decrease the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $25 million, $5 million and $0, respectively. Increasing or decreasing the fair values of the net assets of the impaired reporting units by 5% as compared to the values used in the preparation of these financial statements would increase or decrease the goodwill impairment charge related to the U.S. Rental and Direct Sales reporting units by approximately $20 million and $0, respectively.
Long-Lived Assets
Our long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).
Asset impairment charges in fiscal 2009 include $7.2 million related to properties held and used, $1.4 million related to properties held for sale, $7.6 million related to computer software and $3.5 million related to customer contracts associated with our Direct Sales reporting unit.
In accordance with SFAS No. 144, long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the third quarter, as a result of the continued and accelerated deterioration in the economic environment and expectations regarding future operating performance, management took a series of actions to increase profitability and productivity. Due to a combination of these factors and actions, we determined that the carrying value of certain assets held and used exceeded their fair value. Determination of the recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of our projected undiscounted future cash flows related to certain locations being less than the carrying value of those assets, an impairment charge of $7.2 million was required. The fair values of these asset groups were determined based on prices of similar assets.
In fiscal 2009, we made the decision to close and sell certain underperforming production facilities. In connection with this decision and the plan to dispose of these asset groups, we recorded an impairment charge of $1.4 million. The fair values of the asset groups to be disposed of were determined based on prices of similar assets.
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

4. Goodwill and Intangible Assets
Goodwill includes the following:

	United States	Canada	Total

Balance as of June 30, 2007	$315.8	$64.3	$380.1
Acquisitions, net of purchase accounting adjustments	51.7	—	51.7
Foreign currency translation and other	—	3.1	3.1

Balance as of June 28, 2008	367.5	67.4	434.9
Impairment charges	(107.0)	—	(107.0)
Foreign currency translation and other	(0.3)	(7.7)	(8.0)

Balance as of June 27, 2009	$260.2	$59.7	$319.9

Our other intangible assets, which are included in other assets on the consolidated balance sheet, are as follows:

	June 27, 2009	June 28, 2008
Customer contracts	$113.8	$119.4
Accumulated amortization	(85.0)	(79.5)

Net	$28.8	$39.9

Non-competition agreements	$11.0	$11.1
Accumulated amortization	(10.3)	(10.0)

Net	$0.7	$1.1

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.
Amortization expense was $7.2 million, $11.1 million and $10.8 million for fiscal 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of June 27, 2009 is as follows:

2010	$6.3
2011	5.8
2012	5.2
2013	4.0
2014	2.8

5. Long-Term Debt
Debt as of June 27, 2009 and June 28, 2008 includes the following:

	2009	2008

Borrowings under unsecured revolving credit facility	$142.0	$150.5
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	—	40.0
Borrowings under unsecured fixed rate notes	14.3	21.4
Other debt arrangements including capital leases	1.2	1.4

	232.5	288.3
Less current maturities	(7.7)	(7.9)

Total long-term debt	$224.8	$280.4

We maintain a $325.0 million unsecured revolving credit facility with a syndicate of banks, which expires on August 31, 2010. As of June 27, 2009, borrowings outstanding under the revolving credit facility were $142.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of June 27, 2009, letters of credit outstanding against the revolver totaled $20.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. The covenants in this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of June 27, 2009.

	Required Covenant Amount	Actual Covenant Amount

Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.48
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	7.30
Minimum Net Worth	$309.3	$437.4
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, such as the non-cash impairment charges discussed in Note 3. As a result, the non-cash impairment charges recorded in fiscal year 2009 did not have a material effect on compliance with our debt covenants.
Borrowings under the revolving credit facility bear interest at 0.55% to 1.50% over the London Interbank Offered Rate (“LIBOR”), or the Canadian prime rate for Canadian borrowings, based on a leverage ratio calculated on a quarterly basis. Advances outstanding as of June 27, 2009 bear interest at a weighted average all-in rate of 1.17% (LIBOR plus 0.88%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline and Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
On July 1, 2009, we completed a new $300.0 million, three-year unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. This facility replaces the $325.0 million unsecured revolving credit facility discussed above, which was scheduled to mature in August 2010. Borrowings in U.S. dollars under the new credit facility will, at our election, bear interest at (a) the adjusted LIBOR rate for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.5% and (iii) the adjusted LIBOR rate for a one month interest period plus 1%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Swingline loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will, at our election, bear interest at (a) the Canadian deposit offered rate plus 0.1% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Effective July 1, 2009, the interest rate spread on this new facility is 1.875% higher than the previous facility. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. The most significant covenants under this new credit facility are substantially the same as the covenants under the prior credit facility. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 27, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.83% (LIBOR plus 0.60%).
We maintain a receivable securitization facility whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of June 27, 2009 was $44.2 million, which was the amount of eligible receivables less a reserve requirement. The agreement will expire on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the average annual interest rate for such commercial paper. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of June 27, 2009, there were no outstanding balances under this loan agreement. We are required to pay a fee on the unused balance of the facility.
We have $50.0 million, 8.4% unsecured private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of June 27, 2009, there was $14.3 million outstanding under the notes.

See Note 7 of the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 27, 2009, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.
The fair value of our long-term debt is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date. The fair value of the long-term debt under the unsecured revolving credit facility, unsecured variable rate notes and secured variable rate loans approximates their carrying value as of June 27, 2009 and June 28, 2008. The fair value of the unsecured fixed rate notes was $14.7 million and $22.6 million as of June 27, 2009 and June 28, 2008, respectively.
The following table summarizes payments due on long-term debt, including capital leases, as of June 27, 2009 for the next five fiscal years and thereafter:

2010	$7.7
2011*	149.6
2012	0.1
2013	0.1
2014	—
2015 and thereafter	75.0

*	As discussed above, we entered into a new credit agreement on July 1, 2009, whereby of the amount payable in fiscal 2011, $142.0 million will now be due on July 1, 2012.
6. Fair Value Measurements
As discussed in Note 1, we adopted SFAS No. 157 at the beginning of fiscal year 2009, subject to the deferral provisions of FSP No. 157-2. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:
Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.
Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

	As of June 27, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other current assets:
Derivative financial instruments	$—	$0.3	$0.3
Other assets:
Non-qualified, non-contributory retirement plan assets	0.5	8.9	9.4
Non-qualified deferred compensation plan assets	15.5	—	15.5

Total assets	$16.0	$9.2	$25.2

Accrued expenses:
Derivative financial instruments	$—	$9.5	$9.5

Total liabilities	$—	$9.5	$9.5

7. Derivative Financial Instruments
We use interest rate swap contracts to limit exposure to changes in interest rates and balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 71% of our outstanding variable rate debt had its interest payments hedged using interest rate swap contracts at June 27, 2009.
In addition, we purchase fuel commodity futures contracts to limit exposure to energy prices and effectively hedge a portion of our anticipated gasoline and diesel fuel purchases. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of those commodities without an exchange of the underlying commodity. Approximately 47% of our anticipated gasoline and diesel fuel purchases for the next twelve months is hedged using futures contracts at June 27, 2009.
The following tables summarize the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts which have been designated as cash flow hedging instruments under SFAS 133:

		Asset Derivatives Fair Value
Relationship:	Balance Sheet Classification:	June 27, 2009	June 28, 2008

Interest rate swap contracts	Other current assets	$—	$2.0
Fuel commodity futures contracts	Other current assets	0.3	1.8

Total derivatives designated as cash flow hedging instruments		$0.3	$3.8

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	June 27, 2009	June 28, 2008

Interest rate swap contracts	Other accrued expenses	$9.3	$3.3
Fuel commodity futures contracts	Other accrued expenses	0.2	—

Total derivatives designated as cash flow hedging instruments		$9.5	$3.3

There were no derivative financial instruments not designated as hedging instruments under SFAS 133 as of June 27, 2009 and June 28, 2008.

As our interest rate swap contracts qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to interest expense. Of the $5.1 million loss deferred in accumulated other comprehensive income as of June 27, 2009, a $3.1 million loss is expected to be reclassified to interest expense in the next twelve months.
As of June 27, 2009, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on three-month LIBOR on $155.0 million notional amount of indebtedness, of which $30.0 million will mature in the next twelve months. As of June 27, 2009, we also have forward starting interest rate swaps of $30.0 million that pay fixed rates of interest and receive variable rates of interest. The average rate on the $155.0 million of interest rate swap contracts was 4.0% as of June 27, 2009. These interest rate swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
As our fuel commodity futures contracts qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred as a component of other comprehensive income or loss (net of related income taxes) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity the other comprehensive income or loss is reclassified to cost of rental operations line item in the Consolidated Statements of Operations. Of the $0.1 million gain deferred in other comprehensive income as of June 27, 2009, a $0.1 million gain is expected to be reclassified to cost of rental operations in the next twelve months.
As of June 27, 2009, we had fuel commodity futures contracts to pay fixed prices of unleaded gasoline and diesel fuel and receive variable prices based on the Department of Energy (DOE) index on 2.2 million gallons, of which 2.2 million gallons will occur in the next twelve months. The weighted average fixed price on the 2.2 million gallons of fuel commodity futures contracts was $2.72 per gallon as of June 27, 2009. These commodity contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
We may also enter into foreign currency exchange contracts to hedge firm commitments with our foreign subsidiary. These agreements are recorded at fair value and the gains and losses are included in earnings. There were no outstanding foreign currency exchange contracts as of June 27, 2009 and June 28, 2008.
The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Statements of Operations for fiscal years 2009, 2008 and 2007 related to derivative financial instruments used in cash flow hedging.

	Amount of Gain or (Loss) Recognized in
	Accumulated Other Comprehensive Income (Loss)
	For the Fiscal Years
Relationship:	2009	2008	2007

Interest rate swap contracts	$(6.4)	$(1.8)	$(0.2)
Fuel commodity futures contracts	(1.9)	1.9	(0.2)

Total derivatives designated as cash flow hedging instruments	$(8.3)	$0.1	$(0.4)

		Amount of Gain or (Loss)
		Reclassified From Accumulated
		Other Comprehensive Income
		(Loss) to Consolidated Statements
		of Operations
		For the Fiscal Years
Relationship:	Statement of Operations Classification:	2009	2008	2007

Interest rate swap contracts	Interest expense	$(2.2)	$—	$0.6
Fuel commodity futures contracts	Cost of rental operations	(0.8)	0.8	(0.3)

Total derivatives designated as cash flow hedging instruments		$(3.0)	$0.8	$0.3

8. Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resources match our revenue levels and from time to time make adjustments to ensure that we utilize our resources in an efficient manner. These adjustments may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During fiscal 2009, we made a number of adjustments to our business, the most significant of which are discussed below.
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. As a result of these actions, we recorded approximately $2.6 million of expense in the Consolidated Statements of Operations during fiscal year 2009. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item. We expect all payments associated with these actions to be completed by September 30, 2009.
During the third quarter of fiscal year 2009, we realigned our workforce to better match our cost structure with our lower revenue volume. As a result of this realignment, we eliminated certain personnel and recorded approximately $0.9 million in severance costs in the Consolidated Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our Consolidated Statements of Operations for fiscal year 2009. Substantially all severance costs related to these actions were paid by March 28, 2009.
9. Comprehensive Income
The components of comprehensive income for fiscal years 2009, 2008 and 2007 are as follows:

	For the Fiscal Years
	2009	2008	2007

Net income/(loss)	$(72.5)	$46.1	$43.2
Other comprehensive income/(loss)
Foreign currency translation adjustments	(18.7)	7.4	6.5
Pension benefit liabilities, net of tax $(5.4) million, $0.1 million and $0, respectively	(8.7)	0.1	—
Derivative financial instruments gain or (loss) recognized, net of tax $(5.0) million, $0.1 million and $(0.2) million, respectively	(8.3)	0.1	(0.4)
Derivative financial instruments gain or (loss) reclassified, net of tax $1.8 million, $(0.5) million and $(0.2) million, respectively	3.0	(0.8)	(0.3)

Total other comprehensive income/(loss)	(32.7)	6.8	5.8

Total comprehensive income/(loss)	$(105.2)	$52.9	$49.0

The components of accumulated other comprehensive income, net of tax, are as follows:

	For the Fiscal Years
	2009	2008	2007

Foreign currency translation	$16.0	$34.7	$27.3
Pension benefit liabilities	(8.4)	0.3	0.2
Derivative Financial Instruments	(5.0)	0.3	1.0

Accumulated other comprehensive income	$2.6	$35.3	$28.5

10. Stockholders’ Equity
We issue Class A shares of our stock and each share is entitled to one vote and is freely transferable.
In the fourth quarter of fiscal 2008, our Board of Directors authorized the expansion of our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in the fourth quarter of fiscal 2007. We intend to repurchase shares from time to time in the open market, privately negotiated or other transactions in accordance with applicable federal securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors. Under the program we repurchased 650,387 shares for $16.1 million during the first two quarters of fiscal 2009, 2,469,682 shares for $92.1 million during fiscal 2008 and 232,000 shares for $8.9 million during fiscal 2007. Cash spent on the repurchase of shares totaled $16.1 million during fiscal 2009, $93.1 million during fiscal 2008 and $7.9 million during fiscal 2007. The amount of cash expended for fiscal 2007 excludes $1.0 million for shares purchased on June 29, 2007, but due to timing, the

$1.0 million cash payment was made July 2, 2007. As of June 27, 2009, we have approximately $57.9 million remaining under this authorization.
We issue restricted stock units as part of our equity incentive plans. For the majority of the restricted stock units granted, the number of shares issued on the vesting date is net of the minimum statutory tax withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.
Share-Based Payment Plans
On November 16, 2006 our shareholders approved the 2006 Equity Incentive Plan (the “2006 plan”). Under the 2006 plan, a maximum of 2,000,000 equity awards can be granted. Only 667,000 of the awards granted under the 2006 plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of June 27, 2009, 944,543 equity awards were available for grant. The only plan available to grant equity compensation as of June 27, 2009, is the 2006 plan. Shares that were available but not granted under all previous plans have been deauthorized and therefore no additional shares remain available for grant.
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
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). The amount of compensation cost that has been recognized in the consolidated statements of operations was $7.1 million, $5.9 million, and $4.2 million for fiscal years 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.7 million, $2.2 million and $1.6 million for fiscal years 2009, 2008 and 2007, respectively. No amount of share-based compensation expense was capitalized during the periods presented.
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

	For the Fiscal Years
	2009	2008	2007

Expected share price volatility	20.8% - 31.2%	19.5% - 23.5%	23.2% - 27.4%
Weighted average volatility	23.2%	22.5%	24.6%
Expected annual dividend per share	$0.28	$0.20	$0.16
Expected term (in years)	5-6	5-6	5-6
Risk free rate	1.5% - 3.3%	2.5% - 4.4%	4.5% - 4.8%

A summary of stock option activity under our plans as of June 27, 2009, and changes during the year then ended is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
Options	Shares	Exercise Prices	(in years)	Value

Outstanding at June 28, 2008	1,669,786	$36.95
Granted	390,550	31.90
Exercised	(6,625)	31.60
Forfeited or expired	(248,993)	39.27

Outstanding at June 27, 2009	1,804,718	$35.50	5.97	$0.1

Exercisable at June 27, 2009	1,213,589	$35.71	4.78	$0.0

The weighted-average fair value of stock options on the date of grant during the fiscal years ended 2009, 2008 and 2007 was $7.69, $10.64 and $10.09, respectively. The total intrinsic value of stock options exercised was less than $0.1 million for fiscal year 2009 and $0.8 million for each of fiscal years 2008 and 2007. As of June 27, 2009, there was $2.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our stock option plan.
We received total cash as a result of the exercise of stock options in fiscal years 2009, 2008 and 2007 of $0.2 million, $4.2 million and $3.2 million, respectively.
A summary of the status of our non-vested shares of restricted stock as of June 27, 2009 and changes during the year ended June 27, 2009, is presented below:

		Weighted-Average
Non-vested Shares	Shares	Grant-Date Fair Value

Non-vested at June 28, 2008	291,585	$38.07
Granted	115,780	31.03
Vested	(101,041)	38.21
Forfeited	(36,521)	37.15

Non-vested at June 27, 2009	269,803	$35.44

As of June 27, 2009, there was $7.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our restricted stock plan. That expense is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the fiscal years ended 2009, 2008 and 2007 was $3.1 million, $1.7 million and $1.2 million, respectively.
11. Income Taxes
The components of the provision/(benefit) for income taxes are as follows:

Fiscal Years	2009	2008	2007

Current:
Federal	$8.3	$10.2	$10.7
State and local	1.6	2.7	2.1
Foreign	6.4	9.5	13.6

	16.3	22.4	26.4
Deferred	(33.9)	6.5	(4.1)

Provision/(Benefit) for Income Taxes	$(17.6)	$28.9	$22.3

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Years	2009	2008	2007

United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.9%	1.9%	1.8%
Foreign earnings taxed at different rates	1.9%	(0.5%)	(0.2%)
Change in tax contingency reserve	0.6%	0.9%	(2.6%)
Goodwill impairment	(15.8%)	—	—
Non-deductible fines and penalties	(1.8%)	—	—
Permanent differences and other, net	(1.3%)	1.2%	—

Effective income tax rate	19.5%	38.5%	34.0%

The change in the tax contingency reserve in 2009 and 2007 was the result of the expiration of certain statutes and the favorable resolution of other tax matters. The negative 15.8% impact on the effective tax rate in 2009 is due to the impact of the nondeductible goodwill impairment charges recorded in fiscal year 2009. The change in the tax contingency reserve in 2008 was the result of the expiration of certain statutes offset by reserve additions during the year.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2009	2008

Deferred tax liabilities:
Inventory	$(16.9)	$(21.6)
Depreciation	(12.5)	(21.3)
Intangibles	(18.5)	(38.0)

Total deferred tax liabilities	(47.9)	(80.9)
Deferred tax assets:
Accruals and reserves	43.6	32.7
Other	7.5	6.9

Total deferred tax assets	51.1	39.6

Net deferred tax assets (liabilities)	$3.2	$(41.3)

The net deferred tax assets for fiscal 2009, consists of $8.5 million of deferred tax assets reduced by $5.3 million of deferred tax liabilities. The deferred tax assets have been recorded on the other current asset line for $4.4 million and the other, principally retirement plan assets line for $4.1 million on the consolidated balance sheet as of June 27, 2009.
We have foreign tax credit carry-forwards of $0.4 million, which expire in fiscal year 2019. We have determined that no valuation allowance is necessary as of June 27, 2009.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $59.1 million as of both June 27, 2009 and June 28, 2008. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries.
We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Net tax-related interest and penalties were immaterial for the years reported. During the years ended June 27, 2009 and June 28, 2008, we had $2.1 million and $2.2 million, respectively, of accrued interest and penalties related to uncertain tax positions, of which $1.2 million and $1.5 million would favorably affect our effective tax rate in any future periods, if recognized.
We file income tax returns in the U.S., Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2005 and 2004, respectively. With few exceptions, we are no longer subject to state and local income tax examinations prior to fiscal year 2005.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year 2009	Fiscal Year 2008

Beginning balance	$15.4	$13.7
Tax positions related to current year:
Gross increase	2.9	3.3
Gross decrease	—	—
Tax positions related to prior years:
Gross increase	0.5	0.8
Gross decrease	(0.4)	(0.8)
Settlements	(0.9)	(0.2)
Lapses in statutes of limitations	(3.2)	(1.4)

Ending balance	$14.3	$15.4

As of June 27, 2009 and June 28, 2008, the total amount of unrecognized tax benefits was $14.3 million and $15.4 million, respectively, of which $4.0 million and $5.0 million would favorably affect the effective tax rate, if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

12. Employee Benefit Plans
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
Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. We have purchased life insurance contracts and other investments that could be used to fund the retirement benefits under this plan. The value of these insurance contracts and investments as of June 27, 2009 and June 28, 2008 were $9.4 million and $11.6 million, respectively.
We froze our Pension Plan and SERP effective January 1, 2007. Future growth in benefits will no longer occur beyond December 31, 2006.
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
The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2010 is $1.0 million.
Obligations and Funded Status at June 27, 2009 and June 28, 2008

	Pension Plan		SERP
	2009	2008	2009	2008

Change in benefit obligation:
Projected benefit obligation, beginning of year	$47.0	$51.6	$10.5	$11.8
Service cost	—	—	—	—
Interest cost	3.3	3.3	0.7	0.7
Actuarial (gain) loss	3.4	(6.2)	0.1	(1.5)
Benefits paid	(1.4)	(1.7)	(0.5)	(0.5)

Projected benefit obligation, end of year	$52.3	$47.0	$10.8	$10.5

Change in plan assets:
Fair value of plan assets, beginning of year	$44.2	$41.5	$—	$—
Actual return on plan assets	(6.9)	(3.8)	—	—
Employer contributions	1.0	8.2	0.5	0.5
Benefits paid	(1.4)	(1.7)	(0.5)	(0.5)

Fair value of plan assets, end of year	$36.9	$44.2	$—	$—

Funded status-net amount recognized	$(15.4)	$(2.8)	$(10.8)	$(10.5)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		SERP
	2009	2008	2009	2008

Accrued benefit liability	$(15.4)	$(2.8)	$(10.8)	$(10.5)

Net amount recognized	$(15.4)	$(2.8)	$(10.8)	$(10.5)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $52.3 million, $52.3 million and $36.9 million, respectively, as of June 27, 2009 and $47.0 million, $47.0 million and $44.2 million, respectively, as of June 28, 2008. No pension plans had plan assets in excess of accumulated benefit obligations at June 27, 2009 or June 28, 2008.
Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2009	2008	2007	2009	2008	2007

Service cost	$—	$—	$1.4	$—	$—	$0.3
Interest cost	3.3	3.2	3.1	0.7	0.7	0.7
Expected return on assets	(3.5)	(3.7)	(2.8)	—	—	—

Net periodic benefit cost (income)	$(0.2)	$(0.5)	$1.7	$0.7	$0.7	$1.0

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at June 27, 2009 and June 28, 2008:

	Pension Plan		SERP
	2009	2008	2009	2008

Discount rate	6.90%	7.20%	6.90%	7.05%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended June 27, 2009 and June 28, 2008:

	Pension Plan		SERP
	2009	2008	2009	2008

Discount rate	7.20%	6.40%	7.05%	6.30%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and the future expectations of returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.0% long-term rate of return on assets assumption. As part of our assessment of the expected return on plan assets, we considered the recent decline in the global equity markets and concluded that an 8% long term rate was still appropriate.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Additional Information
The targeted asset allocations in the pension plan at June 27, 2009 and June 28, 2008 are as follows:

	2009	2008

International equity	12.5%	15%
Large cap equity	30	35
Small cap equity	7.5	10
Absolute Return Strategy Funds	15	15
Fixed income	25	25
Long/short equity fund	10	—

Total	100%	100%

The asset allocation strategy for 2009 targets 20%-30% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complimentary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10% of assets, except for certain government backed securities.
Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. We expect to contribute $2.8 million to our pension plan and $0.5 million to the SERP in fiscal year 2010.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP

2010	$1.5	$0.5
2011	1.6	0.6
2012	1.7	0.6
2013	1.9	0.6
2014	2.0	0.6
2015 and thereafter	13.2	3.8

Union Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“Union Plans”). We contributed and charged to expense $3.2 million in fiscal 2009, $2.5 million in fiscal 2008 and $1.9 million in fiscal 2007 for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional contributions, if any.
We are responsible for our proportional share of any unfunded vested benefits related to the Union Plans. Under the pertinent accounting rules, we are not required to record a liability for our portion of the withdrawal liability until we exit the plan. In fiscal year 2009, we exited a multi-employer pension plan and recorded an associated liability of approximately $1.0 million. If a future decision to exit a plan is made, we will record our proportional share of the unfunded vested benefits, which could have a material adverse impact on our future results of operations.
401(k) Plan
All full-time non-union employees are eligible to participate in a 401(k) plan. We match a portion of the employee’s salary reduction contributions and provide investment choices for the employee. The matching contributions under the 401(k) plan made prior to January 1, 2007 vest over a five-year employment period, while matching contributions made after that date vest immediately. We incurred matching contribution expense of $7.0 million in fiscal 2009, $7.9 million in fiscal 2008 and $5.1 million in fiscal 2007. The increase from fiscal 2007 to fiscal 2008 is the result of an increase in our company matching percentage and an increase in the participation in the 401(k) plan due to the action taken in fiscal year 2007 to freeze the pension plans as discussed earlier.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan (“DEFCO Plan”), we match a portion of the designated employees’ contributions. Our matching contributions under the DEFCO Plan were $1.3 million in fiscal 2009, $1.5 million in fiscal 2008 and $0.9 million in fiscal 2007. The accumulated benefit obligation of $14.9 million as of June 27, 2009 and $17.1 million as of June 28, 2008 is included in other noncurrent liabilities in the accompanying consolidated balance sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains and losses are included in income on a current basis. At June 27, 2009 and June 28, 2008, the estimated fair value of the investments was $14.9 million and $17.1 million, and the cost of the investments was $17.9 million and $17.6 million, respectively.

13. Commitments and Contingencies
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to operating certain facilities in noncompliance with required permits. We resolved two of these proceedings in the fall of 2008 and have paid the negotiated penalties in these two actions. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. During the first quarter of fiscal year 2009, we enhanced our oversight by engaging a recognized international environmental consulting firm to conduct reviews of all of our production facilities. By hiring experts in this complex area, we have gained additional assurance with respect to our environmental compliance. We have substantially completed these inspections and, where required, are undertaking appropriate corrective actions. As of June 27, 2009, we had reserves of approximately $4.6 million related to these matters. Total expense for these matters was approximately $4.6 million for fiscal year 2009 and is recorded in the selling and administrative line of the Consolidated Condensed Statements of Operations.
Descriptions of these matters are as follows:
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleged that our operations at this facility violated certain previously issued permits and/or that we were operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleged two additional counts with respect to our Waterbury, Connecticut facility and one additional count regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violated certain hazardous waste rules. The Commissioner is seeking in its Complaint certain penalties and other remedies. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable.
We became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). We also understand that the U.S. EPA has referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. On November 25, 2008, the U.S. Attorney served a subpoena requesting various documents, correspondence, e-mails and electronic documents related to the wastewater treatment system at the Des Moines facility. In response to the subpoena, we have submitted certain information to the U.S. Attorney and will submit additional responsive information as it becomes available. Further, on November 18, 2008, we reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspections, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. In a letter, dated June 15, 2009, the U.S. EPA provided written record of its inspection findings to us and identified alleged noncompliance with certain provisions of the Resource Conservation and Recovery Act. We have responded to this letter and will continue to work cooperatively with the U.S. EPA to resolve this matter.

In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. Since the U.S. EPA’s inspection, we have had a third party independent environmental consulting firm audit this facility. This firm identified certain environmental issues at the facility, and we are currently undertaking corrective actions. In a letter, dated December 30, 2008, the U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and are summarizing the results.
While we cannot predict the outcome of these matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves and these loses could be material.
Leases
We lease certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.
The following is a schedule as of June 27, 2009 of future minimum base rental payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year:

Operating Leases

2010	$24.4
2011	19.6
2012	15.2
2013	11.4
2014	8.2
2015 and thereafter	12.3

Total minimum lease payments	$91.1

Total rent expense for operating leases, including those with terms of less than one year, was $32.1 million in fiscal 2009, $30.0 million in fiscal 2008 and $26.5 million in fiscal 2007.
14. Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes rental of garments, direct purchase items and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and restroom products. No single customer’s transactions accounted for more than 1.5% of our total revenues. Substantially all of our customers are in the United States or Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations.
The segment income from operations includes the impact of an intercompany management fee which is self-eliminated in the total income from operations below. The annual intercompany management fee was $9.5 million, $9.9 million and $1.8 million for fiscal years 2009, 2008 and 2007, respectively. In fiscal year 2008, we conducted a formal transfer pricing study which resulted in an increase to the management fee of approximately $7.7 million. The increase was recorded entirely in the fourth quarter of fiscal year 2008. As a percentage of Canadian revenue this intercompany management fee increased from 1.1% to 5.4%. We believe that the annual management fee will be in the range of approximately 5.5% - 6.5% of Canadian revenue in fiscal 2010.

Financial information by segment is as follows:

		United
		States	Canada	Elimination	Total

2009
	Revenues	$789.4	$146.6	$—	$936.0
	Income/(Loss) from operations	(87.1)	11.1	—	(76.0)
	Interest expense	14.0	—	—	14.0
	Total assets	804.9	136.5	(90.2)	851.2
	Capital expenditures-net	20.1	3.2	—	23.3
	Depreciation and amortization expense	38.6	5.7	—	44.3
	Income tax expense/(benefit)	(21.5)	3.9	—	(17.6)
2008
	Revenues	$820.3	$182.1	$—	$1,002.4
	Income from operations	64.7	25.8	—	90.5
	Interest expense	15.4	0.1	—	15.5
	Total assets	983.1	171.2	(101.1)	1,053.2
	Capital expenditures-net	27.2	(0.1)	—	27.1
	Depreciation and amortization expense	41.3	7.1	—	48.4
	Income tax expense	20.4	8.5	—	28.9
2007
	Revenues	$769.0	$160.5	$—	$929.5
	Income from operations	53.5	25.9	—	79.4
	Interest expense	13.8	0.1	—	13.9
	Total assets	931.6	172.3	(112.1)	991.8
	Capital expenditures-net	29.2	2.3	—	31.5
	Depreciation and amortization expense	39.1	6.5	—	45.6
	Income tax expense	12.6	9.7	—	22.3

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2009. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.

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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is made to information with respect to our Proxy Statement for the fiscal year 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to information with respect to our Proxy Statement for the fiscal year 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to information with respect to our Proxy Statement for the fiscal year 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

10(a) 1989 Stock Option and Compensation Plan, as amended on October 30, 1997 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on October 8, 1997). **

10(b) Amended and Restated 1996 Director Stock Option Plan, as amended March 10, 2004 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on October 12, 2005).**

10(c) 1998 Stock Option and Compensation Plan, as amended November 7, 2002 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on September 26, 2002). **

10(d) Note Purchase Agreement dated July 20, 2000 among G&K Services, Inc. and various institutional investors (incorporated herein by reference to the Registrant’s Form 10-K filed September 28, 2000).

10(e) Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors (incorporated by reference to Registrant’s Form 10-K filed September 15, 2005).

10(f) Form of Executive Employment Agreement between Registrant and each of Douglas Milroy, Robert Wood, and Jeffrey Wright, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**

10(g) 2006 Equity incentive plan (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).**

10(h) Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant’s exhibit 10.1 Form 8-K filed on October 6, 2008).

10(i) Form of Executive Employment Agreement between Registrant and Timothy N. Curran dated October 23, 2008 (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed on October 29, 2008).**

10(j) Form of Amended Executive Employment Agreement between Registrant and each of Timothy N. Curran, Douglas A. Milroy, Robert G. Wood and Jeffrey L. Wright, dated April 10, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed April 14, 2009). **

10(k) Form of Amended Executive Employment Agreement between Registrant and each of Douglas A. Milroy and Jeffrey L. Wright, dated May 7, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed May 13, 2009). **

10(l) Credit Agreement, dated July 1, 2009, by and among the Registrant, G&K Services Canada Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed July 2, 2009).
21	Subsidiaries of G&K Services, Inc. *

23	Consent of Independent Registered Public Accounting Firm. *

24	Power of Attorney dated as of August 19, 2009. *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm and Schedule II. *
Footnotes:

*	Filed herewith

**	Compensatory plan or arrangement
(b)	Exhibits
See exhibits listed under Item 15(a)(3).
(c)	Financial Statement Schedules
See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2009	G&K SERVICES, INC. (Registrant)
	By:	/s/ Douglas A. Milroy
Douglas A. Milroy, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 26th day of August, 2009, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Douglas A. Milroy	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Milroy

*	Director
Paul Baszucki

*	Director
John S. Bronson

*	Director
Lynn Crump-Caine

*	Director
J. Patrick Doyle

*	Director
Wayne M. Fortun

*	Director
Ernest J. Mrozek

*	Director
M. Lenny Pippin

*	Director
Alice M. Richter

/s/ Jeffrey L. Wright	Executive Vice President, Chief Financial Officer and Director
Jeffrey L. Wright

/s/ Thomas J. Dietz	Vice President and Controller
Thomas J. Dietz

*By:	/s/ Douglas A. Milroy
Douglas A. Milroy
Attorney-in-fact