Form 10-Q
period 2009-09-26
G&K SERVICES INC
filed 2009-10-30
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Common Stock, par value $0.50 per share, outstanding
October 26, 2009 was 18,604,202 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 26,
	2009	June 27,
(In thousands)	(Unaudited)	2009

ASSETS
Current Assets
Cash and cash equivalents	$9,419	$13,136
Accounts receivable, less allowance for doubtful accounts of $4,435 and $3,848	83,065	85,209
Inventories, net	131,747	135,492
Other current assets	23,117	21,241

Total current assets	247,348	255,078

Property, Plant and Equipment, net	212,507	216,736
Goodwill	323,329	319,942
Other Assets	62,920	59,412

Total assets	$846,104	$851,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,915	$29,134
Accrued expenses	73,068	79,010
Deferred income taxes	3,606	3,414
Current maturities of long-term debt	7,541	7,744

Total current liabilities	110,130	119,302

Long-Term Debt, net of Current Maturities	218,552	224,781
Deferred Income Taxes	1,968	1,893
Accrued Income Taxes — Long Term	12,022	12,016
Other Noncurrent Liabilities	56,573	55,820
Stockholders’ Equity	446,859	437,356

Total liabilities and stockholders’ equity	$846,104	$851,168

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 26,	September 27,
(In thousands, except per share data)	2009	2008

Revenues
Rental operations	$195,666	$229,133
Direct sales	12,465	16,103

Total revenues	208,131	245,236

Operating Expenses
Cost of rental operations	138,430	161,832
Cost of direct sales	9,405	12,084
Selling and administrative	50,450	61,891

Total operating expenses	198,285	235,807

Income from Operations	9,846	9,429
Interest expense	3,711	3,597

Income before Income Taxes	6,135	5,832
Provision for income taxes	2,867	4,374

Net Income	$3,268	$1,458

Basic weighted average number
of shares outstanding	18,223	18,662
Basic Earnings per Common Share	$0.18	$0.08

Diluted weighted average number
of shares outstanding	18,269	18,793
Diluted Earnings per Common Share	$0.18	$0.08

Dividends per share	$0.075	$0.070

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 26,	September 27,
(In thousands)	2009	2008

Operating Activities:
Net income	$3,268	$1,458
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation and amortization	10,243	11,422
Other adjustments	873	2,177
Changes in current operating items	(4,394)	(6,092)
Other assets and liabilities	226	2,744

Net cash provided by operating activities	10,216	11,709

Investing Activities:
Property, plant and equipment additions, net	(3,520)	(6,420)
Divestitures of business assets, net	1,402	14

Net cash used for investing activities	(2,118)	(6,406)

Financing Activities:
Payments of long-term debt	(7,238)	(7,141)
(Payments of)/Proceeds from revolving credit facilities, net	(2,967)	18,500
Cash dividends paid	(1,385)	(1,328)
Net issuance of common stock, primarily under stock option plans	—	207
Purchase of common stock	(363)	(6,776)

Net cash (used)/provided by financing activities	(11,953)	3,462

(Decrease)/Increase in Cash and Cash Equivalents	(3,855)	8,765
Effect of Exchange Rates on Cash	138	(298)

Cash and Cash Equivalents:
Beginning of period	13,136	12,651

End of period	$9,419	$21,118

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
Three-month period ended September 26, 2009 and September 27, 2008
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements
The consolidated condensed financial statements included herein, except for the June 27, 2009 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 27, 2009, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of September 26, 2009, and the results of our operations and our cash flows for the three months ended September 26, 2009 and September 27, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.
The results of operations for the three-month periods ended September 26, 2009 and September 27, 2008 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through October 29, 2009 and have found none that warrant discussion.
The significant accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009. Additional significant accounting policies are identified below.
2.	Contingent Liabilities
Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to whether we operated certain facilities in compliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of September 26, 2009, we had reserves of approximately $4.4 million related to various pending environmental-related matters. There was no expense for these matters for the three months ended September 26, 2009. During the three months ended September 27, 2008, a $4.5 million charge was recorded related to environmental matters, which is recorded in the selling and administrative line of the consolidated condensed statements of operations.
While we cannot predict the ultimate outcome of any of these matters, currently, none of them are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves, and these losses could be material.
3.	Adoption of New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued revised guidance regarding accounting for business combinations. The guidance retains the requirement that the acquisition method of accounting (previously called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted this revised guidance effective at the beginning of fiscal year 2010. Our adoption did not impact our consolidated financial position or results of operations.
In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 was codified as Accounting Standards Codification Topic 105-10 and replaces SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. We adopted Accounting Standards Codification Topic 105-10 effective as of September 26, 2009. The adoption did not impact our financial position or results of operations.
4.	Fair Value Measurements
Generally accepted accounting principles (GAAP) defines fair value, establishes a framework for measuring fair value and establishes disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed under GAAP contains three levels as follows:
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
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

	As of September 26, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other assets:
Non-qualified, non-contributory retirement plan assets	$0.1	$9.4	$9.5
Non-qualified deferred compensation plan assets	16.9	—	16.9

Total assets	$17.0	$9.4	$26.4

Accrued expenses:
Derivative financial instruments	$—	$10.0	$10.0

Total liabilities	$—	$10.0	$10.0

The fair value of cash, trade receivables and borrowings under credit agreements approximates current value.

5.	Derivative Financial Instruments
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
We use interest rate swap contracts to limit exposure to changes in interest rates and to balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 71% of our outstanding variable rate debt had its interest payments hedged using interest rate swap contracts as of September 26, 2009.
In addition, we purchase fuel commodity futures contracts to limit exposure to energy prices and effectively hedge a portion of our anticipated gasoline and diesel fuel purchases. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of those commodities without an exchange of the underlying commodity. Approximately 39% of our anticipated gasoline and diesel fuel purchases for the next twelve months are hedged using futures contracts as of September 26, 2009.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

The following tables summarize the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts which have been designated as cash flow hedging instruments:

		Asset Derivatives Fair Value
Relationship:	Balance Sheet Classification:	September 26, 2009	June 27, 2009

Interest rate swap contracts	Other current assets	$—	$—
Fuel commodity futures contracts	Other current assets	—	0.3

Total derivatives designated as cash flow hedging instruments		$—	$0.3

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	September 26, 2009	June 27, 2009

Interest rate swap contracts	Accrued expenses	$9.4	$9.3
Fuel commodity futures contracts	Accrued expenses	0.2	0.2

Total derivatives designated as cash flow hedging instruments		$9.6	$9.5

The fair value of derivative financial instruments not designated as hedging instruments totaled $0.4 million as of September 26, 2009. As of June 27, 2009, all derivative financial instruments were designated as hedging instruments.
As our interest rate swap contracts qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to interest expense. Of the $5.1 million loss deferred in accumulated other comprehensive income as of September 26, 2009, a $3.5 million loss is expected to be reclassified to interest expense in the next twelve months.
As of September 26, 2009, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on three-month London Interbank Offered Rate (“LIBOR”) on $185.0 million notional amount, of which $20.0 million are forward starting interest rate swap contracts. Of the $185.0 million notional amount, $70.0 million matures in 12 months, $45.0 million matures in 13-24 months, $45.0 million matures in 25-36 months and $25.0 million matures later than 36 months. The average rate on the $185 million of interest rate swap contracts was 4.1% as of September 26, 2009. These interest rate swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
As our fuel commodity futures contracts qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred as a component of other comprehensive income or loss (net of related income taxes) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity the other comprehensive income or loss is reclassified to the cost of rental operations line item in the consolidated condensed statements of operations. All of the $0.1 million loss deferred in accumulated other comprehensive income as of September 26, 2009 is expected to be reclassified to cost of rental operations in the next twelve months.
As of September 26, 2009, we had fuel commodity futures contracts to pay fixed prices of unleaded gasoline and diesel fuel and receive variable prices based on the Department of Energy (DOE) index on 1.8 million gallons, of which 1.8 million gallons will occur in the next twelve months. The weighted average fixed price on the 1.8 million gallons of fuel commodity futures contracts was $2.78 per gallon as of September 26, 2009. These commodity contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
We may also enter into foreign currency exchange contracts to hedge firm commitments with our foreign subsidiary. These agreements are recorded at fair value and the gains and losses are included in earnings. There were no outstanding foreign currency exchange contracts as of September 26, 2009 and June 27, 2009.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the consolidated condensed statements of operations for the three months ended September 26, 2009 and September 27, 2008 related to derivative financial instruments used in cash flow hedging:

	Amount of Gain or (Loss) Recognized in
	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended
Relationship:	September 26, 2009	September 27, 2008

Interest rate swap contracts	$(0.8)	$(0.5)
Fuel commodity futures contracts	(0.3)	(0.7)

Total derivatives designated as cash flow hedging instruments	$(1.1)	$(1.2)

		Amount of Gain or (Loss) Reclassified
		From Accumulated Other Comprehensive
		Income (Loss) to Consolidated
		Statements of Operations
	Statement of Operations	Three Months Ended
Relationship:	Classification:	September 26, 2009	September 27, 2008

Interest rate swap contracts	Interest expense	$(0.9)	$(0.4)
Fuel commodity futures contracts	Cost of rental operations	—	0.3

Total derivatives designated as cash flow hedging instruments		$(0.9)	$(0.1)

6.	Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resources match our revenue levels and from time to time make adjustments to ensure that we utilize our resources in an efficient manner. These adjustments may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During the three months ended September 27, 2008 and September 26, 2009 we made a number of adjustments to our business, the most significant of which are discussed below.
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. As a result of these actions, we recorded approximately $2.6 million of expense in the consolidated condensed statements of operations during fiscal year 2009. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item. All severance associated with this action was paid by September 26, 2009.
During the first quarter of fiscal year 2010, we continued to align our operations and workforce to better match our cost structure with our revenue levels. As a result, we reduced selected headcount of certain administrative, regional and corporate personnel and divested an unprofitable business. As a result of these actions, we recorded approximately $1.4 million in associated severance costs on the selling and administrative line in the first quarter of fiscal year 2010. Of the $1.4 million in severance, $0.6 million was paid by September 26, 2009, with the remaining $0.8 million to be paid over the next twelve months. These actions primarily impacted our United States operating segment.
7.	Income Taxes
Our effective tax rate decreased to 46.7% in the first quarter of fiscal 2010 from 75.0% in the same period of fiscal 2009. The current year tax rate was higher than our statutory rate primarily due to the write-off of deferred tax assets associated with equity compensation. The prior year tax rate was higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges and the write-off of deferred tax assets associated with the expiration of certain stock options.

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

	Three Months Ended
	September 26,	September 27,
	2009	2008

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.2	18.7

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.1	0.1

Shares used in computation of diluted earnings per share	18.3	18.8

We excluded potential common shares related to our outstanding equity compensation grants of 2.0 million and 1.2 million for the three months ended September 26, 2009 and September 27, 2008, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
9.	Comprehensive Income
For the three months ended September 26, 2009 and September 27, 2008, the components of comprehensive income were as follows:

	Three Months Ended
	September 26,	September 27,
	2009	2008
Net income	$3.3	$1.5
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	6.8	(3.3)
Derivative financial instruments (loss) recognized, net of tax	(1.1)	(1.2)
Derivative financial instruments gain (loss) reclassified, net of tax	0.9	0.1

Total comprehensive income/(loss)	$9.9	$(2.9)

10.	Inventories
The components of inventory as of September 26, 2009 and June 27, 2009 are as follows:

	September 26,	June 27,
	2009	2009

Raw Materials	$8.3	$9.2
Work in Process	3.4	3.6
Finished Goods	54.2	55.1

New Goods	$65.9	$67.9

Merchandise In Service	$65.8	$67.6

Total Inventories	$131.7	$135.5

11.	Goodwill and Intangible Assets

Goodwill by segment includes the following:

	United States	Canada	Total

Balance as of June 27, 2009	$260.2	$59.7	$319.9
Acquisitions, net of purchase accounting adjustments	0.2	—	0.2
Foreign currency translation and other	0.1	3.1	3.2

Balance as of September 26, 2009	$260.5	$62.8	$323.3

Our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	September 26,	June 27,
	2009	2009

Other Intangible Assets:
Customer Contracts	$114.3	$113.8
Accumulated Amortization	(87.0)	(85.0)

Net	$27.3	$28.8

Non-Competition Agreements	$11.1	$11.0
Accumulated Amortization	(10.5)	(10.3)

Net	$0.6	$0.7

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.
Amortization expense was $1.6 million and $1.9 million for the three months ended September 26, 2009 and September 27, 2008, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 26, 2009 is as follows:

2010 remaining	$4.2
2011	5.2
2012	4.0
2013	2.9
2014	1.9
2015	1.4

12.	Long-Term Debt
On July 1, 2009, we completed a new $300.0 million, three-year unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. This facility replaces our $325.0 million unsecured revolving credit facility, which was scheduled to mature in August 2010. Borrowings in U.S. dollars under the new credit facility will, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.5% and (iii) the adjusted LIBOR for a one month interest period plus 1%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Swingline loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the Adjusted LIBOR for a one month Interest Period on such day (or if such day is not a Business Day, the immediately preceding Business Day) plus 1%. Effective July 1, 2009, the interest rate spread on this new facility is 1.875% higher than the previous facility. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
As of September 26, 2009, borrowings outstanding under the revolving credit facility were $118.1 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of September 26, 2009, letters of credit outstanding against the revolver totaled $20.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 26, 2009:

	Required	Actual

Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.46
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	7.12
Minimum Net Worth	$313.1	$446.9
Our maximum leverage ratio and minimum coverage ratio covenants are calculated after adding back non-cash charges.
Advances outstanding as of September 26, 2009 bear interest at a weighted average all-in rate of 3.18% (LIBOR plus 2.75%) for the Eurocurrency rate loans and an all-in rate of 5.0% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 26, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.20% (LIBOR plus 0.60%).
We maintain a receivable securitization facility whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of September 26, 2009 was $45.9 million, which was the amount of eligible receivables less a reserve requirement. The agreement will expire on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the commercial paper rate. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of September 26, 2009, there was $25.0 million outstanding under this loan agreement at an all-in interest rate of 1.98% (commercial paper plus 0.85%). We are also required to pay a fee on the unused balance of the facility.
On September 30, 2009, we entered into an amendment to our receivable securitization facility discussed above. The agreement was scheduled to expire on September 27, 2011 and has been extended to expire on September 26, 2012. This amendment lowered the facility limit from $60.0 million to $50.0 million, increased the default ratio by 0.25% to 2.00%, increased the delinquency ratio by 0.25% to 2.75% and allows for the termination of the facility in the event the Lender or Administrator is downgraded by any Rating Agency.
We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of September 26, 2009, there was $7.1 million outstanding under the notes.
See Note 5 to the consolidated condensed financial statements for details of our interest rate swap and hedging activities related to our outstanding debt.

13.	Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the consolidated condensed statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.4 million and $1.6 million for the three months ended September 26, 2009 and September 27, 2008. The number of options that have been exercised and restricted stock that vested since June 27, 2009, was 0.1 million shares.
14.	Employee Benefit Plans
On December 31, 2006, we froze our pension and supplemental executive retirement plans. The net periodic pension cost for these plans for the three months ended September 26, 2009 and September 27, 2008 was $0.6 million and $0.2 million, respectively. In addition, the components of net periodic pension cost for these plans are immaterial for the three months ended September 26, 2009 and September 27, 2008.
15.	Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry. During the three months ended September 26, 2009, and for the same period of the prior fiscal year, no single customer accounts for more than 1.5% of our total revenues. Our customers are primarily located in the United States and Canada.
Income from operations includes the impact of an intercompany management fee which is self-eliminated in the total income from operations below. This intercompany management fee for the first quarter of fiscal year 2010 and fiscal year 2009 was approximately $2.4 million and $2.3 million respectively.
We evaluate performance based on income from operations. Financial information by segment for the three-month periods ended September 26, 2009 and September 27, 2008 is as follows:

	United
	States	Canada	Elimination	Total

First Quarter Fiscal Year 2010:
Revenues	$173.3	$34.8	$—	$208.1
Income from operations	8.2	1.6	—	9.8
Total assets	793.9	139.7	(87.5)	846.1
Depreciation and amortization expense	8.8	1.4	—	10.2
First Quarter Fiscal Year 2009:
Revenues	$203.5	$41.7	$—	$245.2
Income from operations	5.6	3.8	—	9.4
Total assets	983.3	169.8	(103.8)	1,049.3
Depreciation and amortization expense	9.8	1.6	—	11.4

16.	Stock Repurchase
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increased the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended September 26, 2009, there were no share repurchases and for the three months ended September 27, 2008, we repurchased 196,219 shares totaling $6.2 million for which we expended the same amount of cash. As of September 26, 2009, we had approximately $57.8 million remaining under this authorization.

17.	Restricted Stock Unit Withholdings
We issue restricted stock units as part of our equity incentive plans. Upon vesting, the participant may elect to have shares withheld to pay the minimum statutory tax withholding requirements. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

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
We have participated in the industry consolidation from family owned and small local providers to several large providers. Our acquisition strategy is focused on acquisitions in the rental and direct purchase businesses that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
The severe decline in customer employment levels during the past twelve months continues to challenge our ability to generate revenue growth and continues to adversely impact our revenue levels. As a result, we have adjusted our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we have realigned our workforce, closed several production and branch facilities and divested certain unprofitable businesses or product lines. We are continuously assessing our business and making adjustments as necessary.
Critical Accounting Policies
The discussion of the financial condition and results of operations is based upon the consolidated condensed financial statements, which have been prepared in conformity with United States generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 for additional discussion of the application of these and other accounting policies.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three-month periods ended September 26, 2009 and September 27, 2008, and the percentage changes in these income and expense items between periods are presented in the following table:

			Percentage
	Three Months		Change
	Ended		Three Months
	September 26,	September 27,	Fiscal Year 2010
	2009	2008	vs. Fiscal Year 2009
Revenues:
Rental operations	94.0%	93.4%	(14.6)%
Direct sales	6.0	6.6	(22.6)

Total revenues	100.0	100.0	(15.1)

Expenses:
Cost of rental operations	70.7	70.6	(14.5)
Cost of direct sales	75.5	75.0	(22.2)

Total cost of sales	71.0	70.9	(15.0)

Selling and administrative	24.2	25.2	(18.5)

Income from operations	4.7	3.8	4.4

Interest expense	1.8	1.5	3.2

Income before income taxes	2.9	2.4	5.2
Provision for income taxes	1.4	1.8	(34.5)

Net income	1.6%	0.6%	124.1%

Three months ended September 26, 2009 compared to three months ended September 27, 2008
Revenues. Total revenue in the first quarter of fiscal 2010 decreased 15.1% to $208.1 million from $245.2 million in the first quarter of fiscal 2009.
Rental revenue decreased $33.5 million, or 14.6% in the first quarter of fiscal 2010 compared to the same period of the prior fiscal year. Our organic rental revenue was negative 14.0% compared to flat in the same period of the prior fiscal year. Our organic rental growth continues to be negatively impacted by economic-driven customer attrition, significantly reduced employment levels and lower new account sales due to difficult economic conditions. Organic rental revenue is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In addition, rental revenue was negatively impacted by approximately $1.9 million or 0.8% compared to the prior year due to the unfavorable impact of foreign currency translation rates with Canada.
Direct sale revenue decreased 22.6% to $12.5 million in the first quarter of fiscal 2010 compared to $16.1 million in the same period of fiscal 2009. The organic direct sale growth rate during the current period was negative 22.25%. The decrease in direct sale revenue was primarily the result of the loss of a significant customer at our Lion Uniform Group.
Cost of Rental. Cost of rental operations decreased 14.5% to $138.4 million in the first quarter of fiscal 2010 from $161.8 million in the same period of fiscal 2009. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.3% in the first quarter of fiscal 2010 from 29.4% in the same period of fiscal 2009. The decrease in rental gross margin was primarily the result of fixed production and delivery costs absorbed over a lower revenue base. This decrease was mostly offset by cost reduction efforts and lower energy costs. In addition, the prior year included $3.3 million of expense associated with a change in a compensation law.
Cost of Direct Sales. Cost of direct sales decreased to $9.4 million in the first quarter of fiscal 2010 from $12.1 million in the same period of fiscal 2009. Gross margin from direct sales decreased to 24.5% in the first quarter of fiscal 2010 from 25.0% in the first quarter of fiscal 2009. The decrease in gross margin is primarily the result of fixed costs spread over a lower direct sale volume, partially offset by cost reduction efforts.
Selling and Administrative. Selling and administrative expenses decreased 18.5% to $50.5 million in the first quarter of fiscal 2010 from $61.9 million in the same period of fiscal 2009. As a percentage of total revenues, selling and administrative expenses decreased to 24.2% in the first quarter of fiscal 2010 from 25.2% in the first quarter of fiscal 2009. The prior year period included $4.5 million of expense associated with certain environmental reserves and approximately $1.6 million related to severance and other expense reduction initiatives. The current year includes approximately $1.4 million of severance associated with our workforce realignment during the quarter. Adjusting for these items in both years, selling and administrative expenses as a percent of revenue increased from 22.8% to 23.6%, which is primarily due to fixed costs absorbed over a smaller revenue base.
Interest Expense. Interest expense was $3.7 million in the first quarter of fiscal 2010, up from $3.6 million in the same period of fiscal 2009. The increase in interest expense is primarily the result of higher effective interest rates primarily due to the terms of the new revolver, which increased the spread over LIBOR from 87.5 basis points to 275 basis points. The increase in rates was mostly offset by lower average debt balances and a lower LIBOR rate.
Provision for Income Taxes. Our effective tax rate decreased to 46.7% in the first quarter of fiscal 2010 from 75.0% in the same period of fiscal 2009. The current year tax rate was higher than our statutory rate primarily due to the write-off of deferred tax assets associated with equity compensation. The prior year tax rate was higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges and the write-off of deferred tax assets associated with the expiration of certain stock options.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at September 26, 2009 was $137.2 million, up approximately 1.0% from $135.8 million at June 27, 2009.
Operating Activities. Net cash provided by operating activities was $10.2 million in the first three months of fiscal 2010 and $11.7 million in the same period of fiscal 2009. Cash generated from operating activities decreased primarily due to increased payments related to accounts payable partially offset by higher net income.
Investing Activities. Net cash used by investing activities was $2.1 million in the first three months of fiscal 2010 and $6.4 million in the same period of fiscal 2009. In fiscal 2010 and 2009, cash was used primarily for purchases of property, plant and equipment. The decrease in fiscal year 2010 from the prior fiscal year reflects reduced capital expenditures.
Financing Activities. Cash used by financing activities was $12.0 million in the first three months of fiscal 2010 and cash provided by financing activities was $3.5 million in the same period of fiscal 2009. Cash used by financing activities in fiscal 2010 decreased compared to fiscal year 2009 due to efforts to reduce debt. We paid dividends of $1.4 million during the first three months of fiscal 2010, compared to $1.3 million for the same period in fiscal 2009.
On July 1, 2009, we completed a new $300.0 million, three-year unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. This facility replaces our $325.0 million unsecured revolving credit facility, which was scheduled to mature in August 2010. Borrowings in U.S. dollars under the new credit facility will, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.5% and (iii) the adjusted LIBOR for a one month interest period plus 1%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Swingline loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan.

Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the Adjusted LIBOR for a one month Interest Period on such day (or if such day is not a Business Day, the immediately preceding Business Day) plus 1%. Effective July 1, 2009, the interest rate spread on this new facility is 1.875% higher than the previous facility. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
As of September 26, 2009, borrowings outstanding under the revolving credit facility were $118.1 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of September 26, 2009, letters of credit outstanding against the revolver totaled $20.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 26, 2009:

	Required	Actual

Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.46
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	7.12
Minimum Net Worth	$313.1	$446.9
Our maximum leverage ratio and minimum coverage ratio covenants are calculated after adding back non-cash charges.
Advances outstanding as of September 26, 2009 bear interest at a weighted average all-in rate of 3.18% (LIBOR plus 2.75%) for the Eurocurrency rate loans and an all-in rate of 5.0% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 26, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.20% (LIBOR plus 0.60%).
We maintain a receivable securitization facility whereby the lender will make loans to us on a revolving basis up to a maximum of $60.0 million. The amount of funds available under the loan agreement as of September 26, 2009 was $45.9 million, which was the amount of eligible receivables less a reserve requirement. The agreement will expire on September 27, 2011. We are required to pay interest on outstanding loan balances at a rate per annum of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at a rate per annum equal to a margin plus the commercial paper rate. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of September 26, 2009, there was $25.0 million outstanding under this loan agreement at an all-in interest rate of 1.98% (commercial paper plus 0.85%). We are also required to pay a fee on the unused balance of the facility.
On September 30, 2009, we entered into an amendment to our receivable securitization facility discussed above. The agreement was scheduled to expire on September 27, 2011 and has been extended to expire on September 26, 2012. This amendment lowered the facility limit from $60.0 million to $50.0 million, increased the default ratio by 0.25% to 2.00%, increased the delinquency ratio by 0.25% to 2.75% and allows for the termination of the facility in the event the Lender or Administrator is downgraded by any Rating Agency.
We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter to maturity, we will repay $7.1 million of the principal amount at par. As of September 26, 2009, there was $7.1 million outstanding under the notes.
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
At September 26, 2009, we had available cash on hand of $9.4 million, approximately $161.2 million of available capacity under our revolving credit facility and an additional $20.9 million available under our asset securitization facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2010 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2010 will be approximately $20-$30 million.
Cash generated from operations could be affected by a number of risks and uncertainties. In fiscal 2010 we may actively seek and consider acquisitions of business assets. The consummation of any acquisition could affect our liquidity profile and level of outstanding debt. We believe that our earnings and cash flows from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.
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
Off Balance Sheet Arrangements
At September 26, 2009, we had $20.7 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over an employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. The expense recognized for our defined benefit pension plan in the first quarter of fiscal 2010 was $0.4 million and the income recognized in fiscal year 2009 was not significant. At June 27, 2009, the fair value of our pension plan assets totaled $36.9 million.
Our defined benefit pension plan and related supplemental executive retirement plan were frozen as of January 1, 2007 and, as a result, there will be no future growth in benefits after December 31, 2006.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 27, 2009, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 27, 2009 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2010 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.90% at June 27, 2009. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.90% to 6.40%) would increase our accumulated benefit obligation at June 27, 2009 by approximately $4.3 million.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. As part of our assessment of the expected return on plan assets, we considered the recent decline in the global markets and concluded that an 8% long term rate was still appropriate.

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
Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resources match our revenue levels and from time to time make adjustments to ensure that we utilize our resources in an efficient manner. These adjustments may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During the three months ended September 27, 2008 and September 26, 2009 we made a number of adjustments to our business, the most significant of which are discussed below.
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. As a result or of these actions, we recorded approximately $2.6 million of expense in the consolidated condensed statements of operations during fiscal year 2009. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the cost of rental operations line item and the remaining $1.6 million was recorded in the selling and administrative line item. All severance associated with this action was paid by September 26, 2009.
During the first quarter of fiscal year 2010, we continued to align our operations and workforce to better match our cost structure with our revenue levels. As a result, we reduced selected headcount of certain administrative, regional and corporate personnel and divested ourselves of an unprofitable business. We recorded approximately $1.4 million in associated severance costs on the selling and administrative line in the first quarter of fiscal year 2010. Of the $1.4 million in severance, $0.6 million was paid by September 26, 2009, with the remaining $0.8 million to be paid over the next twelve months. These actions primarily impacted our United States operating segment.
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
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to whether we operated certain facilities in compliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of September 26, 2009, we had reserves of approximately $4.4 million related to various pending environmental-related matters. There was no expense for these matters for the three months ended September 26, 2009. During the three months ended September 27, 2008, a $4.5 million charge was recorded related to environmental matters, which is recorded in the selling and administrative line of the consolidated condensed statements of operations.

While we cannot predict the ultimate outcome of any of these matters, currently, none of them are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves, and these losses could be material.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the consolidated condensed statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.4 million and $1.6 million for the three months ended September 26, 2009 and September 27, 2008. The number of options that have been exercised and restricted stock that vested since June 27, 2009, was 0.1 million shares.
Adoption of New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued revised guidance regarding accounting for business combinations. The guidance retains the requirement that the acquisition method of accounting (previously called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We adopted this revised guidance effective at the beginning of fiscal year 2010. Our adoption did not impact our consolidated financial position or results of operations.
In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 was codified as Accounting Standards Codification Topic 105-10 and replaces SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. We adopted Accounting Standards Codification Topic 105-10 effective as of September 26, 2009. The adoption did not impact our financial position or results of operations.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements to manage interest rate risk on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 26, 2009 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at September 26, 2009 is a negative $9.8 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable debt and interest rate swaps is the three month LIBOR market interest rates at September 26, 2009. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $13.7 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.2 million or 1.5%. The scenario that distributes the 50 basis point change would increase or decrease forecasted interest expense by $0.1 million or 0.9%.
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
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at September 26, 2009, hedged gallons of 1.8 million (including unleaded and diesel), and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels and prices, our forecasted energy cost would change by approximately $0.1 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchases” and therefore, are not considered derivative instruments for accounting purposes.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleged that our operations at this facility violated certain previously issued permits and/or that we were operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleged two additional counts with respect to our Waterbury, Connecticut facility and one additional count regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violated certain hazardous waste rules. The Commissioner is seeking in its Complaint certain penalties and other remedies. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable. We filed our Answer and Special Defenses to the Proposed Amended Complaint. Together with us, the Connecticut Attorney General’s Office and the Connecticut Department of Environmental Protection have jointly agreed to try to resolve this matter through mediation overseen by a Connecticut State Court judge.
In August 2008, we became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). The U.S. EPA has also referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. The U.S. Attorney served a subpoena requesting various documents, correspondence, e-mails and electronic documents related to the wastewater treatment system at the Des Moines facility. In response to the subpoena, we have submitted certain information to the U.S. Attorney and will submit additional responsive information as it becomes available. Further, we reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspections, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. The U.S. EPA provided written record of its inspection findings to us and identified alleged noncompliance with certain provisions of the Resource Conservation and Recovery Act. We have responded to the U.S. EPA and will continue to work cooperatively with the U.S. EPA to resolve this matter.
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. Since the U.S. EPA’s inspection, we have had a third party independent environmental consulting firm audit this facility. This firm identified certain environmental issues at the facility, and we are currently undertaking corrective actions. The U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and, we submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, in September 2009, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We are meeting with the U.S. EPA and the NHDES to discuss the allegations in the Notice of Violation.
While we cannot predict the outcome of these matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves and these losses could be material.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2009, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 27, 2009. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table includes information about repurchases we made of our common stock during the periods indicated:

Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
	Total Number	Average	Part of Publicly	that May Yet be
	of Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (Fiscal month beginning June 28, 2009 and ending August 1, 2009)	117	$21.15	—	$57,836,737
Month #2 (Fiscal month beginning August 2, 2009 and ending August 29, 2009)	9,197	$22.76	—	$57,836,737
Month #3 (Fiscal month beginning August 30, 2009 and ending September 26, 2009)	6,377	$23.63	—	$57,836,737
We issue restricted stock units as part of our equity incentive plans. Upon vesting, the participant may elect to have shares withheld to pay the minimum statutory tax withholding requirements. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting and are reflected above.
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. For the three months ended September 26, 2009, there were no share repurchases under the board approved plan and for the three months ended September 27, 2008, we repurchased 196,219 shares totaling $6.2 million for which we expended the same amount of cash. As of September 26, 2009, we had approximately $57.8 million remaining under this authorization. Our debt agreements contain restrictive covenants, which, among other things, could limit the amount of share repurchases under certain circumstances.

ITEM 6. EXHIBITS
     a. Exhibits
10.1 Credit Agreement, dated July 1, 2009, by and among the Registrant, G&K Services Canada Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed July 2, 2009).
10.2 First Amendment, dated September 30, 2009, to the Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant’s exhibit 10.1 Form 8-K filed October 1, 2009).
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

G&K SERVICES, INC. (Registrant)
Date: October 30, 2009	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)