Form 10-Q
period 2009-12-26
G&K SERVICES INC
filed 2010-01-29
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009
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
Common Stock, par value $0.50 per share, outstanding
January 25, 2010 was 18,568,968 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 26,
	2009	June 27,
(In thousands)	(Unaudited)	2009

ASSETS
Current Assets
Cash and cash equivalents	$12,791	$13,136
Accounts receivable, less allowance for doubtful accounts of $4,690 and $3,848	84,586	85,209
Inventories, net	124,435	135,492
Other current assets	22,766	21,241

Total current assets	244,578	255,078

Property, Plant and Equipment, net	205,835	216,736
Goodwill	325,211	319,942
Other Assets	61,235	59,412

Total assets	$836,859	$851,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$29,112	$29,134
Accrued expenses	77,559	79,010
Deferred income taxes	3,586	3,414
Current maturities of long-term debt	7,548	7,744

Total current liabilities	117,805	119,302

Long-Term Debt, net of Current Maturities	190,348	224,781
Deferred Income Taxes	1,077	1,893
Accrued Income Taxes – Long Term	12,027	12,016
Other Noncurrent Liabilities	56,356	55,820
Stockholders’ Equity	459,246	437,356

Total liabilities and stockholders’ equity	$836,859	$851,168

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 26,	December 27,	December 26,	December 27,
(In thousands, except per share data)	2009	2008	2009	2008

Revenues
Rental operations	$191,313	$221,206	$386,979	$450,339
Direct sales	15,047	20,547	27,512	36,650

Total revenues	206,360	241,753	414,491	486,989

Operating Expenses
Cost of rental operations	134,438	152,039	272,868	313,871
Cost of direct sales	11,186	15,217	20,591	27,301
Selling and administrative	46,458	54,989	96,908	116,880

Total operating expenses	192,082	222,245	390,367	458,052

Income from Operations	14,278	19,508	24,124	28,937
Interest expense	3,689	3,821	7,400	7,418

Income before Income Taxes	10,589	15,687	16,724	21,519
Provision for income taxes	3,423	6,149	6,290	10,523

Net Income	$7,166	$9,538	$10,434	$10,996

Basic weighted average number of shares outstanding	18,326	18,490	18,292	18,557
Basic Earnings per Common Share	$0.39	$0.52	$0.57	$0.59

Diluted weighted average number of shares outstanding	18,341	18,490	18,322	18,622
Diluted Earnings per Common Share	$0.39	$0.52	$0.57	$0.59

Dividends per share	$0.075	$0.070	$0.150	$0.140

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 26,	December 27,
(In thousands)	2009	2008

Operating Activities:
Net income	$10,434	$10,996
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	20,356	22,653
Other adjustments	(1,398)	2,343
Changes in current operating items	6,774	(1,758)
Other assets and liabilities	1,181	3,281

Net cash provided by operating activities	37,347	37,515

Investing Activities:
Property, plant and equipment additions, net	(6,728)	(13,766)
Divestitures of business assets, net	10,457	—

Net cash provided/(used) by investing activities	3,729	(13,766)

Financing Activities:
Payments of long-term debt	(7,336)	(7,345)
(Payments of)/Proceeds from revolving credit facilities, net	(31,067)	4,700
Cash dividends paid	(2,808)	(2,625)
Net issuance of common stock, primarily under stock option plans	—	209
Purchase of common stock	(373)	(16,769)

Net cash used by financing activities	(41,584)	(21,830)

(Decrease)/Increase in Cash and Cash Equivalents	(508)	1,919
Effect of Exchange Rates on Cash	163	(1,215)

Cash and Cash Equivalents:
Beginning of period	13,136	12,651

End of period	$12,791	$13,355

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements

The consolidated condensed financial statements included herein, except for the June 27, 2009 balance sheet which was derived from the audited consolidated financial statements for the fiscal year ended June 27, 2009, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of December 26, 2009, and the results of our operations for the three and six months ended and our cash flows for the six months ended December 26, 2009 and December 27, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three and six month periods ended December 26, 2009 and December 27, 2008 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through January 28, 2010 and have found none that warrant discussion.

The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009. Additional significant accounting policies are identified below.
2.	Contingent Liabilities

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to whether we operated certain facilities in compliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of December 26, 2009 and June 27, 2009, we had reserves of approximately $4.4 million and $4.6 million, respectively, related to various pending environmental-related matters. During the six months ended December 27, 2008, a $4.1 million charge was recorded related to environmental matters, which is included in the selling and administrative line of the consolidated condensed statements of operations. Total expense for these matters was $3.9 million and $0.2 million in the first quarter and second quarter of fiscal 2009, respectively.

While we cannot predict the ultimate outcome of any of these matters, currently none of them are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves, and these losses could be material.
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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

	As of December 26, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other current assets:
Derivative financial instruments	$—	$0.2	$0.2
Other assets:
Non-qualified, non-contributory retirement plan assets	—	9.5	9.5
Non-qualified deferred compensation plan assets	17.3	—	17.3

Total assets	$17.3	$9.7	$27.0

Accrued expenses:
Derivative financial instruments	$—	$9.1	$9.1

Total liabilities	$—	$9.1	$9.1

The fair value of cash, trade receivables and borrowings under credit agreements approximates their current value.
5.	Derivative Financial Instruments

All derivative financial instruments are recognized at fair value and are recorded in the other current assets or accrued expenses line items in the consolidated condensed balance sheets. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as a hedging relationship and on the type of the hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument (based on the exposure being hedged) as cash flow hedges. We do not have any derivative financial instruments that have been designated as either a fair value hedge or a hedge of a net investment in a foreign operation. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the consolidated condensed statements of cash flows.

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

We use interest rate swap contracts to limit exposure to changes in interest rates and to balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 87% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts as of December 26, 2009.

In addition, we purchase fuel commodity futures contracts to limit exposure to energy prices and effectively hedge a portion of our anticipated gasoline and diesel fuel purchases. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of those commodities without an exchange of the underlying commodity. Approximately 35% of our anticipated gasoline and diesel fuel purchases for the next twelve months are hedged using futures contracts as of December 26, 2009.

We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

The following tables summarize the classification and fair value of the interest rate swap contracts and fuel commodity futures contracts which have been designated as cash flow hedging instruments:

		Asset Derivatives Fair Value
Relationship:	Balance Sheet Classification:	December 26, 2009	June 27, 2009

Fuel commodity futures contracts	Other current assets	$0.2	$0.3

Total derivatives designated as cash flow hedging instruments		$0.2	$0.3

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	December 26, 2009	June 27, 2009

Interest rate swap contracts	Accrued expenses	$8.7	$9.3
Fuel commodity futures contracts	Accrued expenses	0.1	0.2

Total derivatives designated as cash flow hedging instruments		$8.8	$9.5

The fair value of interest rate swap contracts not designated as hedging instruments totaled a $0.3 million liability as of December 26, 2009. As of June 27, 2009, all derivative financial instruments were designated as hedging instruments.

For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to interest expense. Of the $4.5 million loss deferred in accumulated other comprehensive income as of December 26, 2009, a $3.1 million loss is expected to be reclassified to interest expense in the next twelve months.

As of December 26, 2009, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on three-month London Interbank Offered Rate (“LIBOR”) on $185.0 million notional amount, of which, $20.0 million are forward starting interest rate swap contracts. Of the $185.0 million notional amount, $70.0 million matures in 12 months, $45.0 million matures in 13-24 months, $45.0 million matures in 25-36 months and $25.0 million matures later than 36 months. The average rate on the $185.0 million of interest rate swap contracts was 4.1% as of December 26, 2009. These interest rate swap contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.

As our fuel commodity futures contracts qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred as a component of other comprehensive income or loss (net of related income taxes) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity the other comprehensive income or loss is reclassified to the cost of rental operations line item in the consolidated condensed statements of operations. All of the $0.1 million gain deferred in accumulated other comprehensive income as of December 26, 2009 is expected to be reclassified to cost of rental operations in the next twelve months.

As of December 26, 2009, we had fuel commodity futures contracts to pay fixed prices of unleaded gasoline and diesel fuel and receive variable prices based on the Department of Energy (DOE) index on 1.6 million gallons, all of which will occur in the next twelve months. The weighted average fixed price on the 1.6 million gallons of fuel commodity futures contracts was $2.87 per gallon as of December 26, 2009. These commodity contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.

We may also enter into foreign currency exchange contracts to hedge firm commitments with our foreign subsidiary. These agreements are recorded at fair value and the gains and losses are included in earnings. There were no outstanding foreign currency exchange contracts as of December 26, 2009 and June 27, 2009.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the consolidated condensed statements of operations for the three and six months ended December 26, 2009 and December 27, 2008 related to derivative financial instruments used in cash flow hedging:

	Amount of Gain or (Loss) Recognized in Accumulated Other
	Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
Relationship:	2009	2008	2009	2008

Interest rate swap contracts	$(0.4)	$(6.0)	$(1.2)	$(6.5)
Fuel commodity futures contracts	0.2	(1.5)	(0.1)	(2.1)
Total derivatives designated as cash flow

hedging instruments	$(0.2)	$(7.5)	$(1.3)	$(8.6)

		Amount of Gain or (Loss) Reclassified From Accumulated
		Other Comprehensive Income (Loss) to Consolidated
		Statements of Operations
		Three Months Ended		Six Months Ended
	Statement of Operations	December 26,	December 27,	December 26,	December 27,
Relationship:	Classification:	2009	2008	2009	2008

Interest rate swap contracts	Interest Expense	$(1.0)	$(0.1)	$(1.8)	$(0.4)
Fuel commodity futures contracts	Cost of Rental Operations	—	(0.3)	—	—
Total derivatives designated as

cash flow hedging instruments		$(1.0)	$(0.4)	$(1.8)	$(0.4)

6.	Exit, Disposal and Related Activities

We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate, and from time to time take various actions to ensure that these resources are utilized in an efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During the six months ended December 27, 2008 and December 26, 2009 we took a number of actions to adjust our business operations as a result of the changes in the economic environment. The most significant of these actions are discussed below.

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

During the first quarter of fiscal year 2010, we continued to align our operations and workforce to better match our cost structure with our revenue levels. As a result, we reduced selected headcount related to certain administrative, regional and corporate personnel and divested an unprofitable operation. As a result of these actions, we recorded approximately $1.4 million in associated severance costs in the selling and administrative line in the first quarter of fiscal year 2010. Of the $1.4 million in severance, $0.6 million was paid by September 26, 2009, with the remaining $0.8 million to be paid over the next twelve months. These actions primarily impacted our United States operating segment.

In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the selling and administrative line in the consolidated condensed statements of operations.
7.	Income Taxes
Our fiscal 2010 year to date effective tax rate decreased to 37.6% for the first six months of fiscal year 2010 from 48.9% in the same period of fiscal year 2009. The current year tax rate is lower due to the adjustment of deferred tax liabilities related to Canada and the enactment of a provincial tax rate reduction, offset by the reduction of a deferred tax asset associated with equity based compensation. The prior year tax rate was significantly higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges and the write-off of deferred tax assets associated with certain expiring stock options.
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

	Three Months Ended		Six Months Ended
	December	December	December	December
	26,	27,	26,	27,
	2009	2008	2009	2008

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.3	18.5	18.3	18.6

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	—	—	—	—

Shares used in computation of diluted earnings per share	18.3	18.5	18.3	18.6

We excluded potential common shares related to our outstanding equity compensation grants of 1.9 million and 2.1 million for the three months ended December 26, 2009 and December 27, 2008, respectively, and 2.0 million and 1.6 million for the six months ended December 26, 2009 and December 27, 2008, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
9.	Comprehensive Income
For the three and six month periods ended December 26, 2009 and December 27, 2008, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Net income	$7.2	$9.5	$10.4	$11.0
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	4.9	(22.3)	11.8	(25.6)
Derivative financial instruments (loss) recognized, net of tax	(0.2)	(7.5)	(1.3)	(8.6)
Derivative financial instruments gain reclassified, net of tax	1.0	0.4	1.8	0.4

Total comprehensive income/(loss)	$12.9	$(19.9)	$22.7	$(22.8)

10.	Inventories

The components of inventory as of December 26, 2009 and June 27, 2009 are as follows:

	December 26,	June 27,
	2009	2009

Raw Materials	$7.1	$9.2
Work in Process	1.9	3.6
Finished Goods	52.5	55.1

New Goods	$61.5	$67.9

Merchandise in Service	$62.9	$67.6

Total Inventories	$124.4	$135.5

11.	Goodwill and Intangible Assets

Goodwill by segment includes the following:

	United States	Canada	Total

Balance as of June 27, 2009	$260.2	$59.7	$319.9
Acquisitions, net of purchase accounting adjustments	0.2	—	0.2
Divestitures	(0.5)	—	(0.5)
Foreign currency translation and other	0.1	5.5	5.6

Balance as of December 26, 2009	$260.0	$65.2	$325.2

Our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	December 26,	June 27,
	2009	2009

Other Intangible Assets:
Customer Contracts	$114.5	$113.8
Accumulated Amortization	(89.0)	(85.0)

Net	$25.5	$28.8

Non-Competition Agreements	$11.1	$11.0
Accumulated Amortization	(10.6)	(10.3)

Net	$0.5	$0.7

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.
Amortization expense was $3.1 million and $3.8 million for the six months ended December 26, 2009 and December 27, 2008, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 26, 2009 is as follows:

2010 remaining	$2.6
2011	5.1
2012	4.0
2013	2.8
2014	1.9
2015	1.3

12.	Long-Term Debt

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
As of December 26, 2009, borrowings outstanding under the revolving credit facility were $105.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of December 26, 2009, letters of credit outstanding against the revolver totaled $20.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 26, 2009:

	Required	Actual

Maximum Leverage Ratio (Debt/Adjusted EBITDA)	3.50	2.33
Minimum Interest Coverage Ratio (Adjusted EBITDA/Interest Expense)	3.00	6.72
Minimum Net Worth	$314.5	$459.2
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated after adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of December 26, 2009 bear interest at a weighted average all-in rate of 3.04% (LIBOR plus 2.75%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 26, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.88% (LIBOR plus 0.60%).
We maintain a receivable securitization facility, whereby the lender will make loans to us on a revolving basis up to a maximum of $50.0 million, the amount of funds available under the loan agreement as of December 26, 2009 was $42.1 million, which was the amount of eligible receivables less a reserve requirement. We are required to pay interest on outstanding loan balances at an annual rate of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at an annual rate equal to the commercial paper rate plus a margin. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of December 26, 2009, there was $10.0 million outstanding under this loan agreement at an all-in interest rate of 1.56% (commercial paper plus 1.10%). We are also required to pay a fee on the unused balance of the facility.

We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter, we repaid $7.1 million of the principal amount at par. As of December 26, 2009, there was $7.1 million outstanding under the notes. Subsequent to the end of our second fiscal quarter, on January 20, 2010, we repaid these notes prior to their original maturity date and incurred additional costs associated with the prepayment of approximately $0.3 million.

See Note 5 to the consolidated condensed financial statements for details of our interest rate swap and hedging activities related to our outstanding debt.
13.	Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the consolidated condensed statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million and $1.7 million for the three months ended December 26, 2009 and December 27, 2008, respectively and $2.3 million and $3.3 million for the six months ended December 26, 2009 and December 27, 2008, respectively. The number of options exercised and restricted stock vested since June 27, 2009, was 0.1 million shares.
14.	Employee Benefit Plans
On December 31, 2006, we froze our pension and supplemental executive retirement plans. The net periodic pension cost for these plans for the three and six months ended December 26, 2009 was $0.6 million and $1.2 million, respectively. The net periodic pension cost for these plans for the three and six months ended December 27, 2008 was $0.1 million and $0.3 million, respectively. In addition, the components of net periodic pension cost for these plans are immaterial for the three and six months ended December 26, 2009 and December 27, 2008.
15.	Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry. During the three and six months ended December 26, 2009, and for the same periods of the prior fiscal year, no single customer accounted for more than 1.5% of our total revenues. Our customers are primarily located in the United States and Canada.

Income from operations includes the impact of an intercompany management fee charged to Canada which is self-eliminated in the total income from operations below. This intercompany management fee was approximately $2.5 million and $2.1 million for the three months ended December 26, 2009 and December 27, 2008, respectively and $4.9 million and $4.4 million for the six months ended December 26, 2009 and December 27, 2008, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 26, 2009 and December 27, 2008 is as follows:

	United
For the Three Months Ended	States	Canada	Elimination	Total
| | | |
Second Quarter Fiscal Year 2010:
Revenues	$169.2	$37.2	$—	$206.4
Income from operations	10.2	4.1	—	14.3
Total assets	779.9	146.9	(89.9)	836.9
Depreciation and amortization expense	8.6	1.5	—	10.1
Second Quarter Fiscal Year 2009:
Revenues	$205.4	$36.4	$—	$241.8
Income from operations	15.4	4.1	—	19.5
Total assets	970.2	139.8	(99.2)	1,010.8
Depreciation and amortization expense	9.9	1.4	—	11.3

	United
For the Six Months Ended	States	Canada	Elimination	Total
| | | |
Fiscal Year 2010:
Revenues	$342.5	$72.0	$—	$414.5
Income from operations	18.4	5.7	—	24.1
Total assets	779.9	146.9	(89.9)	836.9
Depreciation and amortization expense	17.4	3.0	—	20.4
Fiscal Year 2009:
Revenues	$408.8	$78.2	$—	$487.0
Income from operations	21.0	7.9	—	28.9
Total assets	970.2	139.8	(99.2)	1,010.8
Depreciation and amortization expense	19.7	3.0	—	22.7

16.	Stock Repurchase
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increased the share repurchase program previously approved by our Board of Directors in May 2007. For the three and six months ended December 26, 2009, there were no share repurchases. For the three months ended December 27, 2008, we repurchased 454,168 shares totaling $10.0 million for which we expended the same amount of cash. For the six months ended December 27, 2008, we repurchased 650,387 shares totaling $16.1 million for which we expended the same amount of cash. As of December 26, 2009, we had approximately $57.8 million remaining under this authorization.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded identity apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial and service companies providing them with rented uniforms and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also sell uniforms and other apparel items to customers in our direct sale programs. We believe that the North American rental market is approximately $7.0 billion, while the portion of the direct sale market targeted by us is approximately $5.0 billion.
We have participated in the industry consolidation from family owned and small local providers to several large providers. Our acquisition strategy is focused on acquisitions in the rental and direct purchase businesses that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
The severe decline in customer employment levels continues to challenge our ability to generate revenue growth and continues to adversely impact our revenue levels. As a result, we have adjusted our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we have realigned our workforce, closed several production and branch facilities and divested certain operations. We are continuously assessing our business and making adjustments as necessary.
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
Critical accounting policies are defined as the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors and those that are reflective of significant judgments and uncertainties. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 for additional discussion of the application of these and other accounting policies.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 26, 2009 and December 27, 2008, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change
					Three Months	Six Months
	December 26,	December 27,	December 26,	December 27,	FY 2010	FY 2010
	2009	2008	2009	2008	vs. FY 2009	vs. FY 2009
Revenues:
Rental operations	92.7%	91.5%	93.4%	92.5%	(13.5)%	(14.1)%
Direct sales	7.3	8.5	6.6	7.5	(26.8)	(24.9)

Total revenues	100.0	100.0	100.0	100.0	(14.6)	(14.9)

Expenses:
Cost of rental operations	70.3	68.7	70.5	69.7	(11.6)	(13.1)
Cost of direct sales	74.3	74.1	74.8	74.5	(26.5)	(24.6)

Total cost of sales	70.6	69.2	70.8	70.1	(12.9)	(14.0)

Selling and administrative	22.5	22.7	23.4	24.0	(15.5)	(17.1)

Income from operations	6.9	8.1	5.8	5.9	(26.8)	(16.6)

Interest expense	1.8	1.6	1.8	1.5	(3.5)	(0.2)

Income before income taxes	5.1	6.5	4.0	4.4	(32.5)	(22.3)
Provision for income taxes	1.7	2.5	1.5	2.2	(44.3)	(40.2)

Net income	3.5%	3.9%	2.5%	2.3%	(24.9)%	(5.1)%

Three months ended December 26, 2009 compared to three months ended December 27, 2008
Revenues. Total revenue in the second quarter of fiscal 2010 decreased 14.6% to $206.4 million from $241.8 million in the second quarter of fiscal 2009.

Rental revenue decreased $29.9 million, or 13.5% in the second quarter of fiscal 2010 compared to the same period of the prior fiscal year. Our rental organic growth rate was negative 14.0% compared to negative 2.0% in the same period of the prior fiscal year. Our rental organic growth rate reflects continued pressure from lower customer employment levels, increased customer financial difficulties, lower pricing and decreased new account sales. Our rental organic growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the rental organic growth rate reflects changes in our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In addition, rental revenue was positively impacted by approximately $4.3 million or 1.9% compared to the prior year due to the favorable impact of foreign currency translation rates with Canada. This positive impact was offset by the divestiture of several operations that resulted in a decrease in rental revenue of approximately $4.4 million or 2.0%.
Direct sale revenue decreased 26.8% to $15.0 million in the second quarter of fiscal 2010 compared to $20.5 million in the same period of fiscal 2009. The organic direct sale growth rate during the current period was approximately negative 27.5%. The decrease in direct sale revenue was due to the loss of a significant customer at our Lion Uniform Group at the end of fiscal 2009 and the start of a uniform program in the prior fiscal year that did not reoccur in the current year.
Cost of Rental. Cost of rental operations decreased 11.6% to $134.4 million in the second quarter of fiscal 2010 from $152.0 million in the same period of fiscal 2009. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.7% in the second quarter of fiscal 2010 from 31.3% in the same period of fiscal 2009. The decrease in rental gross margin was primarily the result of fixed costs absorbed over a lower revenue base and a $1.5 million charge related to the withdrawal from a multi-employer pension plan (MEPP). The withdrawal from the MEPP was triggered by employees of a location voting to decertify their local union. The charge we recorded for the MEPP withdrawal liability was estimated based upon information provided to us by the plan administrator. We do not expect future adjustments, if any, to be material. The decrease in the rental gross margin was partially offset by cost reduction efforts and lower energy costs, fringe benefit costs, and repairs and maintenance expenses.
Cost of Direct Sales. Cost of direct sales decreased to $11.2 million in the second quarter of fiscal 2010 from $15.2 million in the same period of fiscal 2009. Gross margin from direct sales was 25.7% in the second quarter of fiscal 2010, which was comparable to the 25.9% reported in the second quarter of fiscal 2009.
Selling and Administrative. Selling and administrative expenses decreased 15.5% to $46.5 million in the second quarter of fiscal 2010 from $55.0 million in the same period of fiscal 2009. As a percentage of total revenues, selling and administrative expenses decreased to 22.5% in the second quarter of fiscal 2010 from 22.7% in the second quarter of fiscal 2009. The decrease is primarily the result of the net gain associated with the sale, divestiture and impairment of certain business assets, which totaled approximately $2.0 million. The decrease in administrative costs were offset by an increase in selling costs as a percent of revenue and the impact of fixed costs absorbed over a lower revenue base.
Interest Expense. Interest expense was $3.7 million in the second quarter of fiscal 2010, down from $3.8 million in the same period of fiscal 2009. The decrease in interest expense is primarily the result of lower average debt balances, offset by higher effective interest rates that resulted from the terms of our new revolving credit facility.
Provision for Income Taxes. Our effective tax rate decreased to 32.3% in the second quarter of fiscal 2010 from 39.2% in the same period of fiscal 2009. The current period tax rate is lower due to the enactment of a provincial tax rate reduction in Canada during the three months ended December 26, 2009, and the adjustment of certain Canadian deferred tax liabilities.
Six months ended December 26, 2009 compared to six months ended December 27, 2008
Revenues. Total revenue for the first six months of fiscal 2010 decreased 14.9% to $414.5 million compared to $487.0 million for the same period in the prior fiscal year.
Rental revenue decreased $63.4 million, or 14.1% in the first six months of fiscal 2010 compared to the same period of the prior fiscal year. Our rental organic growth rate was approximately negative 14.0% compared to approximately negative 1.0% in the same period of the prior fiscal year. The current year rental organic growth rate was negatively impacted by significantly reduced customer employment levels and lower new account sales due to economic conditions. In addition, rental revenue was positively impacted by approximately $2.3 million or 0.5% compared to the prior year due to the favorable impact of foreign currency translation rates with Canada. This positive impact was offset by the divestiture of several operations that resulted in a decrease in rental revenue of approximately $5.1 million or 1.1%.

Direct sale revenue decreased 24.9% to $27.5 million in the first six months of fiscal 2010 compared to $36.7 million in the same period of fiscal 2009. The organic direct sale growth rate during the current period was a negative 24.75%. The decrease in direct sale revenue was due to the loss of a significant customer which impacted the current year and the beginning of a uniform program in the prior year which did not reoccur in the current year.
Cost of Rental. Cost of rental operations decreased 13.1% to $272.9 million in the first six months of fiscal 2010 from $313.9 million in the same period of fiscal 2009. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.5% in the first six months of fiscal 2010 from 30.3% in the same period of fiscal 2009. The decrease in rental gross margin was a result of fixed costs absorbed over a lower revenue base and a $1.5 million charge related to the withdrawal from a MEPP. The withdrawal from the MEPP was triggered by employees of a location voting to decertify their local union. The charge we recorded for the MEPP withdrawal liability was estimated based on information provided to us by the plan administrators. We do not expect future adjustments, if any, to material. The decrease in rental gross margin was partially offset by cost reduction efforts and lower energy costs, fringe benefit costs and repairs and maintenance expenses.
Cost of Direct Sales. Cost of direct sales decreased to $20.6 million in the first six months of fiscal 2010 from $27.3 million in the same period of fiscal 2009. Gross margin from direct sales was 25.2% in the first six months of fiscal 2010, which was comparable to the 25.5% reported in the same period of fiscal 2009.
Selling and Administrative. Selling and administrative expenses decreased 17.1% to $96.9 million in the first six months of fiscal 2010 from $116.9 million in the same period of fiscal 2009. As a percentage of total revenues, selling and administrative expenses decreased to 23.4% in the first six months of fiscal 2010 from 24.0% in the same period of fiscal 2009. The decrease is primarily the result of cost reduction activities, net gain associated with the sale, divestiture and impairment of certain business assets in fiscal year 2010, which totaled approximately $2.0 million and environmental expenses in the prior year of $4.5 million that did not reoccur in the current year.
Interest Expense. Interest expense was $7.4 million in the first six months of fiscal 2010, consistent with $7.4 million in the same period of fiscal 2009. Interest expense was consistent between periods. The decrease associated with the reduction in overall debt levels was offset by higher effective interest rates that resulted from the terms of our new revolving credit facility.
Provision for Income Taxes. Our effective tax rate decreased to 37.6% in the first six months of fiscal 2010 from 48.9% in the same period of fiscal 2009. The current year tax rate was favorably impacted by the adjustment of deferred tax liabilities related to Canada and the enactment of a provincial tax rate reduction, offset by the write-off of deferred tax assets associated with equity compensation. The prior year tax rate was significantly higher than our statutory rate primarily due to the non-deductibility of certain environmental related charges and the write-off of deferred tax assets associated with certain expiring stock options.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at December 26, 2009 was $126.8 million, down approximately 6.6% from $135.8 million at June 27, 2009.
Operating Activities. Net cash provided by operating activities was $37.3 million in the first six months of fiscal 2010 and $37.5 million in the same period of fiscal 2009. Cash generated from operating activities was flat when compared to the prior period.
Investing Activities. Net cash provided by investing activities was $3.7 million in the first six months of fiscal 2010 and net cash used by investing activities was $13.8 million in the same period of fiscal 2009. In fiscal 2010, cash was provided by divestitures of business assets partially offset by capital expenditures, which were at a lower level when compared to the prior fiscal year. In fiscal 2009, cash was used primarily for purchases of property, plant and equipment.
Financing Activities. Cash used by financing activities was $41.6 million in the first six months of fiscal 2010 and $21.8 million in the same period of fiscal 2009. Cash used by financing activities in fiscal 2010 was primarily related to the repayment of debt and the payment of our current quarterly dividend of $0.075 per share. Cash used by financing activities in fiscal 2009 was primarily related to the repayment of debt under our term loan and our revolving credit facility and the payment of our quarterly dividend of $0.07 per share. In addition, cash expenditures totaled $16.0 million under our share repurchase authorization. During the first six months of fiscal 2010 and 2009, we paid dividends of $2.8 million and $2.6 million, respectively.
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
As of December 26, 2009, borrowings outstanding under the revolving credit facility were $105.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of December 26, 2009, letters of credit outstanding against the revolver totaled $20.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 26, 2009:

	Required	Actual
Maximum Leverage Ratio (Debt/Adjusted EBITDA)	3.50	2.33
Minimum Interest Coverage Ratio (Adjusted EBITDA/Interest Expense)	3.00	6.72
Minimum Net Worth	$314.5	$459.2
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated after adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of December 26, 2009 bear interest at a weighted average all-in rate of 3.04% (LIBOR plus 2.75%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 26, 2009, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.88% (LIBOR plus 0.60%).
We maintain a receivable securitization facility, whereby the lender will make loans to us on a revolving basis up to a maximum of $50.0 million, the amount of funds available under the loan agreement as of December 26, 2009 was $42.1 million, which was the amount of eligible receivables less a reserve requirement. We are required to pay interest on outstanding loan balances at an annual rate of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at an annual rate equal to the commercial paper rate plus a margin. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S. based receivables. As of December 26, 2009, there was $10.0 million outstanding under this loan agreement at an all-in interest rate of 1.56% (commercial paper plus 1.10%). We are also required to pay a fee on the unused balance of the facility.

We have $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes have a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter, we repaid $7.1 million of the principal amount at par. As of December 26, 2009, there was $7.1 million outstanding under the notes. Subsequent to the end of our second fiscal quarter, on January 20, 2010, we repaid these notes prior to their original maturity date and incurred additional costs associated with the prepayment of approximately $0.3 million.
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
At December 26, 2009, we had available cash on hand of $12.8 million, approximately $174.3 million of available capacity under our revolving credit facility and an additional $32.1 million available under our asset securitization facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2010 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2010 will be approximately $20.0-$30.0 million.
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
Off Balance Sheet Arrangements
At December 26, 2009, we had $20.7 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over an employee’s approximate service periods. Pension expense is generally independent of funding decisions or requirements. The expense recognized for our defined benefit pension plan was $0.4 million in the second quarter of fiscal 2010 and we recognized $0.1 million of income in the same period of fiscal year 2009. At June 27, 2009, the fair value of our pension plan assets totaled $36.9 million.
Our defined benefit pension plan and related supplemental executive retirement plan were frozen as of January 1, 2007 and, as a result, there will be no future growth in benefits after December 31, 2006.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience may differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At June 27, 2009, we estimated that the pension plan assets will generate a long-term rate of return of 8.0%. This rate was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at June 27, 2009 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 8.0% to 7.5%) would increase our estimated 2010 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 6.9% at June 27, 2009. The discount rate is determined in consultation with our actuary based upon reference to a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 6.9% to 6.4%) would increase our accumulated benefit obligation at June 27, 2009 by approximately $4.3 million.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. As part of our assessment of the expected return on plan assets, we considered the recent volatility in the global markets and concluded that an 8% long term rate was still appropriate.
Union Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“Union Plans”). We are responsible for our proportional share of any unfunded vested benefits related to the Union Plans. Under the pertinent accounting rules, we are not required to record a liability for our portion of the withdrawal liability until the plan is exited.
During fiscal year 2009, we exited a union sponsored pension plan as part of a facility closure and recorded $1.0 million in associated exit costs. In the second quarter of fiscal year 2010, local union members at a certain facility voted to leave their union triggering a pension liability of approximately $1.5 million. If a future decision to exit a plan is made, we will record our proportional share of the unfunded vested benefits, which could have a material adverse impact on our future results of operations. Based upon the most recent information available from the trustees managing the Union Plans, our share of the unfunded vested benefits for these plans is estimated to be approximately $18.0 to $24.0 million.
Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate, and from time to time take various actions to ensure that these resources are utilized in an efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During the six months ended December 27, 2008 and December 26, 2009 we took a number of actions to adjust our business operations as a result of the changes in the economic environment. The most significant of these actions are discussed below.
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
During the first quarter of fiscal year 2010, we continued to align our operations and workforce to better match our cost structure with our revenue levels. As a result, we reduced selected headcount related to certain administrative, regional and corporate personnel and divested an unprofitable operation. As a result of these actions, we recorded approximately $1.4 million in associated severance costs in the selling and administrative line in the first quarter of fiscal year 2010. Of the $1.4 million in severance, $0.6 million was paid by September 26, 2009, with the remaining $0.8 million to be paid over the next twelve months. These actions primarily impacted our United States operating segment.
In addition, in the second quarter of fiscal year 2010, we sold all of the customers and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the selling and administrative line in the consolidated condensed statements of operations.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. We are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.

Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to whether we operated certain facilities in compliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of December 26, 2009 and June 27, 2009, we had reserves of approximately $4.4 million and $4.6 million, respectively, related to various pending environmental-related matters. During the six months ended December 27, 2008, a $4.1 million charge was recorded related to environmental matters, which is included in the selling and administrative line of the consolidated condensed statements of operations. Total expense for these matters was $3.9 million and $0.2 million in the first quarter and second quarter of fiscal 2009, respectively.
While we cannot predict the ultimate outcome of any of these matters, currently, none of them are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves, and these losses could be material.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the consolidated condensed statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million and $1.7 million for the three months ended December 26, 2009 and December 27, 2008, respectively and $2.3 million and $3.3 million for the six months ended December 26, 2009 and December 27, 2008, respectively. The number of options exercised and restricted stock vested since June 27, 2009, was 0.1 million shares.
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
In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 was codified as Accounting Standards Codification Topic 105-10 and replaces SFAS No.162, the Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. We adopted Accounting Standards Codification Topic 105-10 effective as of September 26, 2009. The adoption did not impact our financial position or results of operations.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigations, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements to manage interest rate risk on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. This estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 26, 2009 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 26, 2009 was an unrealized loss of $9.0 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at December 26, 2009. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $13.9 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.2 million or 1.2%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.1 million or 0.8%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, we have established target levels of forecasted purchases in which the price will not be subject to market price changes. We use derivative financial instruments to manage the risk that changes in gasoline costs will have on our future financial results. We purchase fuel commodity futures contracts to effectively hedge a portion of anticipated actual energy purchases. Under these contracts, we agree to exchange, at specified intervals, the difference between fixed and floating commodity prices calculated by reference to an agreed-upon notional principal amount.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at December 26, 2009, hedged gallons of 1.6 million (including unleaded and diesel), and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels and prices, our forecasted energy cost would change by approximately $0.1 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchases” and therefore, are not considered derivative instruments for accounting purposes.

Foreign Currency Exchange Risk
Our material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar, and as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

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
There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On April 9, 2008, pursuant to a complaint filed in Superior Court, Judicial District of Hartford in the State of Connecticut on April 8, 2008 by the Commissioner of Environmental Protection of the State of Connecticut against us (the “Complaint”), the Commissioner of Environmental Protection of the State of Connecticut secured a temporary injunction in Superior Court in the State of Connecticut against us, prohibiting us from laundering shop or printer towels at our Waterbury, Connecticut facility, requiring us to cease use of certain related equipment, and requiring us to comply with certain throughput limits prescribed in permits previously issued to us by the State of Connecticut relative to this facility. The Commissioner alleged that our operations at this facility violated certain previously issued permits and/or that we were operating this facility in the absence of certain required permits. In addition, on August 4, 2008, the Commissioner filed a request for leave to file an amended complaint in this matter (“Proposed Amended Complaint”). In the Proposed Amended Complaint, the Commissioner alleged two additional counts with respect to our Waterbury, Connecticut facility and one additional count regarding our East Hartford, Connecticut facility. All three counts allege that our operations in the two facilities violated certain hazardous waste rules. The Commissioner is seeking in its Complaint certain penalties and other remedies. Any violation of the temporary injunction by us would subject us to monetary penalties. We are and will continue to conduct our Waterbury, Connecticut facility in strict accordance with the terms of the temporary injunction, and we will continue to work in good faith with the Connecticut Department of Environmental Protection to resolve this matter, including with respect to any amounts which may be payable. We filed our Answer and Special Defenses to the Proposed Amended Complaint. Together with us, the Connecticut Attorney General’s Office and the Connecticut Department of Environmental Protection have jointly agreed to try to resolve this matter through mediation overseen by a Connecticut State Court judge. Together with representatives of the Connecticut Attorney General’s Office of the Connecticut Department of Environmental Protection, we have participated in several mediation sessions and are in the process of negotiating a comprehensive settlement agreement.
In August 2008, we became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). The U.S. EPA has also referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. The U.S. Attorney served a subpoena requesting various documents, correspondence, e-mails and electronic documents related to the wastewater treatment system at the Des Moines facility. In response to the subpoena, we have submitted certain information to the U.S. Attorney. Further, we reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city.
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
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. Since the U.S. EPA’s inspection, we have had a third party independent environmental consulting firm audit this facility. This firm identified certain environmental issues at the facility, and we are currently undertaking corrective actions. The U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and, we submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, in September 2009, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We met with the U.S. EPA in October 2009 to discuss the allegations in the Notice of Violation, and in December 2009, we provided them with additional information.

On January 19, 2009, we received notice that the State of Wisconsin Department of Natural Resources has referred this matter to the Wisconsin Department of Justice for alleged violations of Wisconsin air management statutes and related rules. The referral relates to the alleged violation resulting from our installation and operation of an 85 pound washer in our Green Bay facility without a construction or operation permit. We are investigating this matter, and intend to fully cooperate with the Wisconsin Department of Justice to bring it to prompt resolution.
While we cannot predict the outcome of these matters with certainty, we currently do not expect any of these matters to have a material adverse effect on our results of operations or financial position. However, while we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves that may be material to the results of our operations and financial condition.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 27, 2009, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 27, 2009. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Company held its Annual Meeting of Shareholders on November 12, 2009.

b.	The following four persons were elected as directors: Paul Baszucki, Douglas A. Milroy, Alice M. Richter and Jeffrey L. Wright. The following six persons comprise the other directors whose terms of office continued after the Annual Meeting of Shareholders: John S. Bronson, Lynn Crump-Caine, J. Patrick Doyle, Wayne M. Fortun, Ernest J. Mrozek and M. Lenny Pippin.

c.	1. Each director nominee received the following votes:

	Shares
	In Favor	Withhold Authority	Broker Non-Votes

Mr. Baszucki	16,883,690	574,459	0
Mr. Milroy	16,898,517	559,632	0
Ms. Richter	17,202,882	255,267	0
Mr. Wright	16,641,711	816,438	0
2.	Shareholders ratified the appointment of Ernst & Young LLP, Independent Registered Public Accounting Firm, as the Company’s independent auditors for fiscal 2010: 17,325,100 shares in favor, 124,000 shares voting against and 9,049 shares abstaining. There were no broker non-votes.

ITEM 6.	EXHIBITS
a.	Exhibits
10.1	First Amendment, dated September 30, 2009, to the Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant’s exhibit 10.1 Form 8-K filed October 1, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)
Date: January 29, 2010	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)