Form 10-Q
period 2010-03-27
G&K SERVICES INC
filed 2010-04-28
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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
Common Stock, par value $0.50 per share, outstanding
April 26, 2010 was 18,567,267 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 27,
	2010	June 27,
(In thousands)	(Unaudited)	2009

ASSETS
Current Assets
Cash and cash equivalents	$10,461	$13,136
Accounts receivable, less allowance for doubtful accounts of $4,482 and $3,848	80,311	85,209
Inventories, net	121,308	135,492
Other current assets	19,075	21,241

Total current assets	231,155	255,078

Property, Plant and Equipment, net	199,530	216,736
Goodwill	325,268	319,942
Other Assets	57,833	59,412

Total assets	$813,786	$851,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,742	$29,134
Accrued expenses	75,240	79,010
Deferred income taxes	3,614	3,414
Current maturities of long-term debt	412	7,744

Total current liabilities	105,008	119,302

Long-Term Debt, net of Current Maturities	174,243	224,781
Deferred Income Taxes	1,077	1,893
Accrued Income Taxes — Long Term	9,533	12,016
Other Noncurrent Liabilities	55,826	55,820
Stockholders’ Equity	468,099	437,356

Total liabilities and stockholders’ equity	$813,786	$851,168

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
(In thousands, except per share data)	2010	2009	2010	2009

Revenues
Rental operations	$185,606	$209,872	$572,585	$660,211
Direct sales	13,339	21,120	40,851	57,770

Total revenues	198,945	230,992	613,436	717,981

Operating Expenses
Cost of rental operations	130,038	147,041	402,906	460,912
Cost of direct sales	9,664	15,521	30,255	42,822
Selling and administrative	45,289	53,980	142,197	170,860
Goodwill and other impairment charges	—	126,719	—	126,719

Total operating expenses	184,991	343,261	575,358	801,313

Income/(Loss) from Operations	13,954	(112,269)	38,078	(83,332)
Interest expense	3,275	3,263	10,675	10,681

Income/(Loss) before Income Taxes	10,679	(115,532)	27,403	(94,013)
Provision/(Benefit) for income taxes	3,642	(29,229)	9,932	(18,706)

Net Income/(Loss)	$7,037	$(86,303)	$17,471	$(75,307)

Basic weighted average number of shares outstanding	18,305	18,222	18,300	18,450
Basic Earnings per Common Share	$0.38	$(4.74)	$0.95	$(4.08)

Diluted weighted average number of shares outstanding	18,361	18,222	18,339	18,450
Diluted Earnings per Common Share	$0.38	$(4.74)	$0.95	$(4.08)

Dividends per share	$0.075	$0.070	$0.225	$0.210

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 27,	March 28,
(In thousands)	2010	2009

Operating Activities:
Net income/(loss)	$17,471	$(75,307)
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	30,014	33,871
Goodwill and other impairment charges	—	126,719
Deferred income taxes	(1,737)	(34,298)
Other adjustments	(1,613)	5,731
Changes in current operating items	9,319	13,192
Other assets and liabilities	754	3,942

Net cash provided by operating activities	54,208	73,850

Investing Activities:
Property, plant and equipment additions, net	(12,249)	(18,422)
Divestitures of business assets, net	21,670	20

Net cash provided/(used) by investing activities	9,421	(18,402)

Financing Activities:
Payments of long-term debt	(7,434)	(7,540)
Payments of revolving credit facilities, net	(54,210)	(23,425)
Cash dividends paid	(4,185)	(3,920)
Net issuance of common stock, primarily under stock option plans	7	209
Purchase of common stock	(388)	(16,775)

Net cash used by financing activities	(66,210)	(51,451)

(Decrease)/Increase in Cash and Cash Equivalents	(2,581)	3,997
Effect of Exchange Rates on Cash	(94)	(1,359)

Cash and Cash Equivalents:
Beginning of period	13,136	12,651

End of period	$10,461	$15,289

The accompanying notes are an integral part of these consolidated condensed financial statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The consolidated condensed financial statements included herein, except for the June 27, 2009 balance sheet, which was derived from the audited consolidated financial statements for the fiscal year ended June 27, 2009, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 27, 2010, and the results of our operations for the three and nine months ended and our cash flows for the nine months ended March 27, 2010 and March 28, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest report on Form 10-K.
The results of operations for the three and nine month periods ended March 27, 2010 and March 28, 2009 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that warrant discussion.
The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009. Additional significant accounting policies are identified below.
Impairments of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with applicable accounting standards. Recoverability of assets in accordance with these standards compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. The only impairments of long-lived assets in fiscal year 2009, occurred during the third quarter of fiscal 2009, when we recorded an impairment loss of $16.2 million related to certain long-lived assets and included that loss in the goodwill and other impairment charges line item in the consolidated condensed statements of operations. We did not record any impairment losses on long-lived assets in the consolidated condensed financial statements in fiscal 2010.
For additional information see Note 11, “Goodwill and Other Impairment Charges”.
Goodwill and Intangible Assets
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. We generally estimate fair value based on discounted cash flows. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and selling, general, and administrative (SG&A) rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan or other forecasted results. Discount rates reflect estimates of a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions could increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. In the second step we allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.
For additional information see Note 11, “Goodwill and Other Impairment Charges”.
2. Contingent Liabilities
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies which relate primarily to whether we operated certain facilities in compliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of March 27, 2010 and June 27, 2009, we had reserves of approximately $3.8 million and $4.6 million, respectively, related to various pending environmental-related matters. During the third quarter of fiscal year 2009, a $4.1 million charge was recorded related to environmental matters, which is included in the selling and administrative line of the consolidated condensed statements of operations.
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
In January 2010, the FASB  issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06 or the ASU). The ASU amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the following:

•	The amounts of significant transfers between level 1 and level 2 of the hierarchy and the reasons for the transfer.

•	The reason for any transfer in or out of level 3.

•	Information in the reconciliation of recurring level 3 measurements about purchases, sales, issuance and settlements on a gross basis.

•	Additional information about both the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements.
The levels within the fair value hierarchy are defined in Note 4, to the consolidated condensed financial statements.
ASU 2010-06 is effective for our third quarter ended March 27, 2010, and will not impact our financial position or results of operations.
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
We have not transferred any amounts between fair value levels during fiscal year 2010. In addition, to value our level 2 assets and liabilities, we obtained information from independent third parties for similar assets and liabilities in active markets.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

	As of March 27, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other current assets:
Derivative financial instruments	$—	$0.1	$0.1
Other assets:
Non-qualified, non-contributory retirement plan assets	—	9.7	9.7
Non-qualified deferred compensation plan assets	17.4	—	17.4

Total assets	$17.4	$9.8	$27.2

Accrued expenses:
Derivative financial instruments	$—	$7.0	$7.0

Total liabilities	$—	$7.0	$7.0

The fair value of cash, trade receivables and borrowings under credit agreements approximates the amounts recorded.
5. Derivative Financial Instruments
All derivative financial instruments are recognized at fair value and are recorded in other current assets or accrued expenses in the consolidated condensed balance sheets. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as a hedging relationship and on the type of the hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument (based on the exposure being hedged) as cash flow hedges. We do not have any derivative financial instruments that have been designated as either a fair value hedge or a hedge of a net investment in a foreign operation. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the consolidated condensed statements of cash flows.
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
We use interest rate swap contracts to limit exposure to changes in interest rates and to balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 88% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts as of March 27, 2010.
In addition, we purchase fuel commodity futures contracts to limit exposure to energy prices and effectively hedge a portion of our anticipated gasoline and diesel fuel purchases. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of those commodities without an exchange of the underlying commodity. Approximately 25% of our anticipated gasoline and diesel fuel purchases for the next twelve months are hedged using futures contracts as of March 27, 2010.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

The following tables summarize the classification and fair value of the interest rate swap contracts and fuel commodity futures contracts which have been designated as cash flow hedging instruments:

		Asset Derivatives Fair Value
Relationship:	Balance Sheet Classification:	March 27, 2010	June 27, 2009
Fuel commodity futures contracts	Other current assets	$0.1	$0.3

Total derivatives designated as cash flow hedging instruments		$0.1	$0.3

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	March 27, 2010	June 27, 2009
Interest rate swap contracts	Accrued expenses	$6.3	$9.3
Fuel commodity futures contracts	Accrued expenses	0.1	0.2

Total derivatives designated as cash flow hedging instruments		$6.4	$9.5

The fair value of interest rate swap contracts not designated as hedging instruments totaled a $0.6 million liability as of March 27, 2010. As of June 27, 2009, all derivative financial instruments were designated as hedging instruments.
For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to interest expense. Of the $4.1 million net loss deferred in accumulated other comprehensive income as of March 27, 2010, a $2.7 million loss is expected to be reclassified to interest expense in the next twelve months.
As of March 27, 2010, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on three-month London Interbank Offered Rate (“LIBOR”) on $165.0 million notional amount, of which, $20.0 million are forward starting interest rate swap contracts. Of the $165.0 million notional amount, $70.0 million matures in 12 months, $45.0 million matures in 13-24 months, $25.0 million matures in 25-36 months and $25.0 million matures later than 36 months. The average rate on the $165.0 million of interest rate swap contracts was 4.1% as of March 27, 2010. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
As our fuel commodity futures contracts qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred as a component of other comprehensive income or loss (net of related income taxes) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity the other comprehensive income or loss is reclassified to the cost of rental operations line item in the consolidated condensed statements of operations. The gain deferred in accumulated other comprehensive income as of March 27, 2010 is less than $0.1 million and is expected to be reclassified to cost of rental operations in the next twelve months.
As of March 27, 2010, we had fuel commodity futures contracts to pay fixed prices of unleaded gasoline and diesel fuel and receive variable prices based on the Department of Energy (DOE) index on 1.1 million gallons, all of which will occur in the next twelve months. The weighted average fixed price on the 1.1 million gallons of fuel commodity futures contracts was $2.94 per gallon as of March 27, 2010. These commodity contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the consolidated condensed statements of operations for the three and nine months ended March 27, 2010 and March 28, 2009 related to derivative financial instruments in cash flow hedging relationships:

	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
Relationship:	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Interest rate swap contracts	$(0.6)	$(0.3)	$(1.8)	$(6.7)
Fuel commodity futures contracts	—	(0.2)	(0.1)	(2.3)

Total derivatives designated as cash flow hedging instruments	$(0.6)	$(0.5)	$(1.9)	$(9.0)

		Amount of Gain or (Loss) Reclassified From
		Accumulated Other Comprehensive Income (Loss) to Consolidated Statements of Operations
		Three Months Ended		Nine Months Ended
Relationship:	Statement of Operations Classification:	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Interest rate swap contracts	Interest Expense	$(0.9)	$(0.8)	$(2.7)	$(1.3)
Interest rate swap contracts	Selling and Administrative	(0.1)	—	(0.1)	—
Fuel commodity futures contracts	Cost of Rental Operations	—	(0.5)	—	(0.5)

Total derivatives designated as cash flow hedging instruments		$(1.0)	$(1.3)	$(2.8)	$(1.8)

The following table summarizes the amount of gain or loss recognized in the consolidated statement of operations for the three and nine months ended March 27, 2010 and March 28, 2009 related to derivative financial instruments not designated as hedging instruments.

		Amount of Gain or (Loss)
		Recognized in Consolidated Statement of Operations
		Three Months Ended		Nine Months Ended
Relationship:	Statement of Operations Classification:	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Interest rate swap contracts	Selling and Administrative	$(0.3)	$—	$(0.3)	$—

6. Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in an efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During the nine months ended March 27, 2010 and March 28, 2009, we took a number of actions to adjust our business operations as a result of the changes in the economic environment. The most significant of these actions are discussed below.
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
In the third quarter of fiscal year 2009, we restructured our workforce to better align our cost structure with our revenue volume. As a result of this action, we recorded approximately $0.9 million in severance costs in the consolidated condensed statements of operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our consolidated condensed statements of operations for the three and nine months ended March 28, 2009. Substantially all severance costs related to these actions were paid by March 28, 2009.
During the first quarter of fiscal year 2010, we continued to align our operations, workforce and cost structure to better match our cost structure with our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the selling and administrative line. Of the $1.4 million in severance, $0.6 million was paid by September 26, 2009, with the remaining $0.8 million to be paid by October 31, 2010. These actions primarily impacted our United States operating segment.
In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non-core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the selling and administrative line in the consolidated condensed statements of operations.
In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the selling and administrative line in the consolidated condensed statements of operations.
7. Income Taxes
Our fiscal 2010 year to date effective tax rate increased to 36.2% for the first nine months of fiscal year 2010 from 19.9% in the same period of fiscal year 2009. The current year tax rate is lower than our statutory rate due to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and the favorable tax treatment on the sale of certain assets, offset by the reduction of a deferred tax asset associated with equity based compensation. The prior year tax rate was significantly lower than our statutory rate primarily due to the impact of nondeductible goodwill impairment charges, nondeductible environmental charges, and the write-off of deferred tax assets associated with certain expiring stock options.

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

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.3	18.2	18.3	18.5

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.1	—	—	—

Shares used in computation of diluted earnings per share	18.4	18.2	18.3	18.5

We excluded potential common shares related to our outstanding equity compensation grants of 1.5 million and 2.0 million for the three months ended March 27, 2010 and March 28, 2009, respectively, and 1.8 million for both nine months ended March 27, 2010 and March 28, 2009, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
9. Comprehensive Income
For the three and nine month periods ended March 27, 2010 and March 28, 2009, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Net income/(loss)	$7.0	$(86.3)	$17.5	$(75.3)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	1.7	(1.8)	13.4	(27.6)
Derivative financial instruments (loss) recognized, net of tax	(0.6)	(0.5)	(1.9)	(9.0)
Derivative financial instruments (loss) reclassified, net of tax	1.0	1.3	2.8	1.8

Total comprehensive income/(loss)	$9.1	$(87.3)	$31.8	$(110.1)

10. Inventories
The components of inventory as of March 27, 2010 and June 27, 2009 are as follows:

	March 27,	June 27,
	2010	2009

Raw Materials	$8.2	$9.2
Work in Process	0.8	3.6
Finished Goods	52.1	55.1

New Goods	$61.1	$67.9

Merchandise in Service	$60.2	$67.6

Total Inventories	$121.3	$135.5

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

     Goodwill
During the three months ended March 28, 2009, we recorded a non-cash impairment charge of $107.0 million related to our goodwill, of this amount $100.0 million was associated with our U.S. Rental operations and $7.0 million was related to our Direct Sales operations. The goodwill impairment charges described above are recorded on the goodwill and other impairment charges line of the consolidated condensed statements of operations.
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired. In the third quarter of fiscal year 2009, the accelerated deterioration in the economic environment continued to negatively impact our operations. The resultant increased disparity between our carrying value and market capitalization as of our January 31, 2009 measurement date prompted us to perform an interim goodwill impairment test. Goodwill has been assigned to reporting units for purposes of impairment testing and consists of U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. In previous years, we used a market valuation approach to determine fair value for each reporting unit. As of June 28, 2008, our market capitalization substantially exceeded our carrying value. During the third quarter of fiscal year 2009, we engaged a third party independent valuation consulting firm to assist in determining the fair value of each reporting unit. Based on consultation with our valuation specialist, we used both a market valuation and income valuation approach, weighted evenly, to determine the fair values of our reporting units. The income valuation was derived by discounting future forecasted cash flows using a market based weighted average cost of capital. The market valuation was derived by referencing a measure of invested capital compared to earnings and cash flows of a peer group of companies and applying the resultant multiples to our reporting units. The combination of these valuations produced an estimated fair value that was less than the carrying amount for the U.S. Rental and Direct Sales reporting units. The fair value of our Canadian Rental reporting unit exceeded its carrying amount by more than 20%. Since the carrying value of the U.S. reporting unit and the Direct Sales reporting unit exceeded its estimated fair value in the first step, a second step was performed in which the reporting unit’s goodwill was written down to its implied fair value. In the second step, we allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. The second step also requires, among other things, us to determine the estimated fair market value of our tangible and intangible assets. Any fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.
The goodwill impairment testing process is subject to inherent uncertainties and subjectivity. Determination of fair value requires significant management judgment with respect to various assumptions, including revenue volume, gross margins, SG&A rates, capital expenditures, discount rates, terminal growth rates and the fair values of each unit’s tangible and intangible assets and liabilities. The projected revenue levels, gross margins, SG&A rate, and capital expenditure assumptions are based on our annual business plan or other forecasted results. Discount rates reflect estimates of a market-based weighted average cost of capital, which take into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of each reporting unit are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease the estimated fair value and could materially increase or decrease any impairment charge. The discount rates used in step one and step two ranged from 9.7%-11.7% and included certain risk premiums. Our forecasted future cash flows considered both current and future economic conditions and a terminal growth rate of 2.5%-3.0%. Changing the discount rate by 50 basis points would increase or decrease the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $45 million, $10 million and $1 million, respectively. Changing the terminal growth rate by 50 basis points would increase or decrease the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $25 million, $5 million and $0, respectively. Increasing or decreasing the fair values of the net assets of the impaired reporting units by 5% as compared to the values used in the preparation of these financial statements would increase or decrease the goodwill impairment charge related to the U.S. Rental and Direct Sales reporting units by approximately $20 million and $0, respectively.
As of March 27, 2010, the date of the our most recent impairment test, the fair value exceeded the carrying value of our goodwill related to both our U.S. reporting unit and our Canadian reporting unit by over 20%.
     Long-Lived Assets
Asset impairment charges in the third quarter of fiscal 2009 include $7.2 million related to properties held and used, $1.4 million related to properties held for sale, $7.6 million related to computer software and $3.5 million related to customer contracts associated with our Direct Sales reporting unit.
Long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the third quarter of fiscal year 2009, as a result of the continued and accelerated deterioration in the economic environment and expectations regarding future operating performance, management took a series of actions to increase profitability and productivity. Due to a combination of these factors and actions, we determined that the carrying value of certain assets held and used exceeded their fair value. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of our projected undiscounted future cash flows related to certain locations being less than the carrying value of those assets, an impairment charge of $7.2 million was required. The fair values of these asset groups were determined based on prices of similar assets.
In the third quarter of fiscal 2009, we made the decision to close and sell certain underperforming production facilities. In connection with this decision and the plan to dispose of these asset groups, we recorded an impairment charge of $1.4 million. The estimated fair values of the asset groups to be disposed of were determined based on prices of similar assets.
In the third quarter of fiscal year 2009, due to the continued deterioration in the economic environment and expectations regarding future operating performance, we tested our Direct Sales reporting unit’s long-lived assets for impairment. It was determined that the carrying value of certain computer software and customer contracts exceeded their associated fair values by approximately $7.6 million and $3.5 million, respectively. The estimated fair values were determined based on discounted cash flows.
12. Goodwill and Intangible Assets
Goodwill by segment includes the following:

	United States	Canada	Total

Balance as of June 27, 2009	$260.2	$59.7	$319.9
Acquisitions, net of purchase accounting adjustments	0.2	—	0.2
Divestitures	(0.5)	(1.0)	(1.5)
Foreign currency translation and other	—	6.7	6.7

Balance as of March 27, 2010	$259.9	$65.4	$325.3

Our other intangible assets, which are included in other assets on the consolidated condensed balance sheet, are as follows:

	March 27,	June 27,
	2010	2009

Other Intangible Assets:
Customer Contracts	$116.1	$113.8
Divestitures	(2.1)	—
Accumulated Amortization	(90.6)	(85.0)

Net	$23.4	$28.8

Non-Competition Agreements	$11.1	$11.0
Accumulated Amortization	(10.7)	(10.3)

Net	$0.4	$0.7

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.
Amortization expense was $4.6 million and $5.6 million for the nine months ended March 27, 2010 and March 28, 2009, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 27, 2010 is as follows:

2010 remaining	$1.6
2011	5.1
2012	4.0
2013	2.8
2014	1.8
2015	1.3

13. Long-Term Debt
On July 1, 2009, we completed a new $300.0 million, three-year unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. This facility replaced our $325.0 million unsecured revolving credit facility, which was scheduled to mature in August 2010. Borrowings in U.S. dollars under the new credit facility will, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Swingline loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the Adjusted LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. Effective July 1, 2009, the interest rate spread on this new facility is 1.875% higher than the previous facility. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
As of March 27, 2010, borrowings outstanding under the revolving credit facility were $64.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of March 27, 2010, letters of credit outstanding against the revolver totaled $23.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 27, 2010:

	Required	Actual

Maximum Leverage Ratio (Debt/Adjusted EBITDA)	3.50	2.17
Minimum Interest Coverage Ratio (Adjusted EBITDA/Interest Expense)	3.00	6.52
Minimum Net Worth (In Millions)	$314.5	$468.1
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated after adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of March 27, 2010 bear interest at a weighted average all-in rate of 3.00% (LIBOR plus 2.75%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 27, 2010, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.85% (LIBOR plus 0.60%).
We maintain a receivable securitization facility, whereby the lender will make loans to us on a revolving basis up to a maximum of $50.0 million. The amount of funds available under the loan agreement as of March 27, 2010 was $39.5 million, which was the amount of eligible receivables less a reserve requirement. We are required to pay interest on outstanding loan balances at an annual rate of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at an annual rate equal to the commercial paper rate plus a margin. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S.-based receivables. As of March 27, 2010, there was $35.0 million outstanding under this loan agreement at an all-in interest rate of 1.39% (commercial paper plus 1.10%). We are also required to pay a fee on the unused balance of the facility.
We had $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes had a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter, we repaid $7.1 million of the principal amount at par. On January 20, 2010, we repaid these notes prior to their original maturity date and incurred additional costs associated with the prepayment of approximately $0.3 million which is included in the selling and administrative line of the consolidated condensed statements of operations for the three and nine months ended March 27, 2010.
See Note 5 to the consolidated condensed financial statements for details of our interest rate swap and hedging activities related to our outstanding debt.
14. Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the consolidated condensed statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.2 million and $1.9 million for the three months ended March 27, 2010 and March 28, 2009, respectively and $3.5 million and $5.2 million for the nine months ended March 27, 2010 and March 28, 2009, respectively. The number of options exercised and restricted stock vested since June 27, 2009, was 0.1 million shares.
15. Employee Benefit Plans
On December 31, 2006, we froze our pension and supplemental executive retirement plans. The net periodic pension cost for these plans for the three and nine months ended March 27, 2010 was $0.6 million and $1.7 million, respectively. The net periodic pension cost for these plans for the three and nine months ended March 28, 2009 was $0.1 million and $0.4 million, respectively. In addition, the components of net periodic pension cost for these plans are immaterial for the three and nine months ended March 27, 2010 and March 28, 2009.

16. Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry. During the three and nine months ended March 27, 2010, and for the same periods of the prior fiscal year, no single customer accounted for more than 2.0% of our total revenues. Our customers are primarily located in the United States and Canada.
Income from operations includes the impact of an intercompany management fee charged to Canada which is self-eliminated in the total income from operations below. This intercompany management fee was approximately $2.4 million and $1.8 million for the three months ended March 27, 2010 and March 28, 2009, respectively and $7.3 million and $6.3 million for the nine months ended March 27, 2010 and March 28, 2009, respectively.
We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended March 27, 2010 and March 28, 2009 is as follows:

	United
For the Three Months Ended	States	Canada	Elimination	Total

Third Quarter Fiscal Year 2010:
Revenues	$163.0	$35.9	$—	$198.9
Income from operations	7.9	6.1	—	14.0
Total assets	755.2	137.4	(78.8)	813.8
Depreciation and amortization expense	8.3	1.4	—	9.7
Third Quarter Fiscal Year 2009:
Revenues	$197.0	$34.0	$—	$231.0
(Loss)/Income from operations	(114.4)	2.1	—	(112.3)
Total assets	822.1	131.5	(94.0)	859.6
Depreciation and amortization expense	9.8	1.4	—	11.2

	United
For the Nine Months Ended	States	Canada	Elimination	Total

Fiscal Year 2010:
Revenues	$505.5	$107.9	$—	$613.4
Income from operations	26.4	11.7	—	38.1
Total assets	755.2	137.4	(78.8)	813.8
Depreciation and amortization expense	25.7	4.3	—	30.0
Fiscal Year 2009:
Revenues	$605.8	$112.2	$—	$718.0
(Loss)/Income from operations	(93.4)	10.1	—	(83.3)
Total assets	822.1	131.5	(94.0)	859.6
Depreciation and amortization expense	29.6	4.3	—	33.9
During the third quarter of fiscal year 2009, we recorded a noncash charge for goodwill and other impairments of $125.9 million in the U.S. segment and $0.8 million in our Canadian segment. See Note 11 to the consolidated condensed statements of operations for further discussion.

17. Stock Repurchase
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increased the share repurchase program previously approved by our Board of Directors in May 2007. For the three and nine months ended March 27, 2010 and March 28, 2009, there were no share repurchases. For the nine months ended March 28, 2009, we repurchased 650,387 shares totaling $16.1 million. As of March 27, 2010, we had approximately $57.8 million remaining under this authorization.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in branded identity apparel and facility services products and programs that enhance image and safety in the workplace. We provide rental and direct purchase uniforms and facility services, such as shirts, pants, jackets, mats, towels and restroom supplies, to a wide variety of North American companies such as the food, transportation, warehousing, security, service and retail sectors. We believe that the North American rental market is approximately $7.0 billion and the direct purchase market is approximately $5.0 billion.
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
Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the consolidated condensed financial statements, which have been prepared in conformity with United States generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates.
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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 27, 2010 and March 28, 2009, and the percentage changes in these income and expense items between periods are presented in the following table:

					Percentage
	Three Months		Nine Months		Change
	Ended		Ended		Three Months	Nine Months
	March 27,	March 28,	March 27,	March 28,	FY 2010	FY 2010
	2010	2009	2010	2009	vs. FY 2009	vs. FY 2009
Revenues:
Rental operations	93.3%	90.9%	93.3%	92.0%	(11.6)%	(13.3)%
Direct sales	6.7	9.1	6.7	8.0	(36.8)	(29.3)

Total revenues	100.0	100.0	100.0	100.0	(13.9)	(14.6)

Expenses:
Cost of rental operations	70.1	70.1	70.4	69.8	(11.6)	(12.6)
Cost of direct sales	72.4	73.5	74.1	74.1	(37.7)	(29.3)

Total cost of sales	70.2	70.4	70.6	70.2	(14.1)	(14.0)

Selling and administrative	22.8	23.4	23.2	23.8	(16.1)	(16.8)
Goodwill and other impairment charges	—	54.9	—	17.6	(100.0)	(100.0)

Income/(Loss) from operations	7.0	(48.6)	6.2	(11.6)	112.4	145.7

Interest expense	1.6	1.4	1.7	1.5	0.4	(0.1)

Income/(Loss) before income taxes	5.4	(50.0)	4.5	(13.1)	109.2	129.1
Provision for income taxes	1.8	(12.7)	1.6	(2.6)	112.5	153.1

Net income/(loss)	3.5%	(37.4)%	2.8%	(10.5)%	108.2%	123.2%

Three months ended March 27, 2010 compared to three months ended March 28, 2009
Revenues. Total revenue in the third quarter of fiscal 2010 decreased 13.9% to $198.9 million from $231.0 million in the third quarter of fiscal 2009.
Rental revenue decreased $24.3 million, or 11.6% in the third quarter of fiscal 2010 compared to the same period of the prior fiscal year. Our rental organic growth rate was negative 10.5% compared to negative 7.25% in the same period of the prior fiscal year. Our rental organic growth rate reflects continued pressure from lower customer employment levels, increased customer financial difficulties and lower pricing. Our rental organic growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the rental organic growth rate reflects changes in our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In addition, rental revenue was positively impacted by approximately $5.7 million or 2.7% compared to the prior year due to the favorable impact of foreign currency translation rates with Canada. This positive impact was offset by the divestiture of several operations that resulted in a decrease in rental revenue of approximately $8.6 million or 4.1%.
Direct sale revenue decreased 36.8% to $13.3 million in the third quarter of fiscal 2010 compared to $21.1 million in the same period of fiscal 2009. The organic direct sale growth rate during the current period was approximately negative 37.25%. The decrease in direct sale revenue was due to the roll out of an apparel program at a significant customer in fiscal year 2009 that did not reoccur in fiscal year 2010, the loss of a significant customer at our Lion Uniform Group at the end of fiscal 2009 and the continued difficult economic environment.
Cost of Rental. Cost of rental operations decreased 11.6% to $130.0 million in the third quarter of fiscal 2010 from $147.0 million in the same period of fiscal 2009. As a percentage of rental revenue, our gross margin from rental operations remained flat at 29.9% in the third quarter of fiscal 2010 from 29.9% in the same period of fiscal 2009. A decrease in rental gross margin resulting from fixed cost absorbed over a lower revenue base and increased vehicle related and gasoline costs were offset by a focused effort on merchandise utilization, lower health costs and natural gas expenses. In addition, we were able to mitigate the impact of the difficult economic environment through a focus on costs and operational efficiencies throughout the company.
Cost of Direct Sales. Cost of direct sales decreased to $9.7 million in the third quarter of fiscal 2010 from $15.5 million in the same period of fiscal 2009. Gross margin from direct sales increased to 27.6% in the third quarter of fiscal 2010 from 26.5% in the same quarter of fiscal 2009. The increase in direct sale margin was due primarily to the mix of products and customers and to a lesser extent improved operational efficiencies.
Selling and Administrative. Selling and administrative expenses decreased 16.1% to $45.3 million in the third quarter of fiscal 2010 from $54.0 million in the same period of fiscal 2009. As a percentage of total revenues, selling and administrative expenses decreased to 22.8% in the third quarter of fiscal 2010 from 23.4% in the third quarter of fiscal 2009. The decrease in selling and administrative expenses is primarily the result of the net gain of $2.5 million associated with certain divestitures and asset write downs that occurred in the third quarter of fiscal year 2010, operational efficiencies, as well as a decrease in bad debt and regulatory compliance costs. These decreases were partially offset by the impact of fixed costs absorbed over a lower revenue base.
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
Interest Expense. Interest expense was $3.3 million in the third quarter of fiscal 2010, consistent with the $3.3 million reported in the same period of fiscal 2009. Interest expense remained flat due to the impact of hedging activity and increased amortization of debt closing costs in fiscal year 2010 offset by lower average debt balances during the quarter.
Provision for Income Taxes. Our effective tax rate increased to 34.1% in the third quarter of fiscal 2010 from 25.3% in the same period of fiscal 2009. The current period tax rate is lower than our statutory rate due to the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes and the favorable tax treatment on the sale of certain assets, offset by the write-off of deferred tax assets associated with certain expiring stock options in the current year. The prior year tax rate was significantly lower than our statutory rate primarily due to the impact of nondeductible goodwill impairment charges and the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, offset by the write-off of deferred tax assets associated with certain expiring stock options.
Nine months ended March 27, 2010 compared to nine months ended March 28, 2009
Revenues. Total revenue for the first nine months of fiscal 2010 decreased 14.6% to $613.4 million compared to $718.0 million for the same period in the prior fiscal year.
Rental revenue decreased $87.6 million, or 13.3% in the first nine months of fiscal 2010 compared to the same period of the prior fiscal year. Our rental organic growth rate was approximately negative 12.75% compared to approximately negative 3.0% in the same period of the prior fiscal year. The current year rental organic growth rate was negatively impacted by significantly reduced customer employment levels and lower new account sales due to adverse economic conditions. In addition, rental revenue was positively impacted by approximately $8.1 million or 1.1% compared to the prior year due to the favorable impact of foreign currency translation rates with Canada. This positive impact was offset by the divestiture of several operations that resulted in a decrease in rental revenue of approximately $13.6 million or 1.9%.
Direct sale revenue decreased 29.3% to $40.9 million in the first nine months of fiscal 2010 compared to $57.8 million in the same period of fiscal 2009. The organic direct sale growth rate during the current period was a negative 29.0%. The decrease in direct sale revenue was due to the loss of a significant customer at the end of fiscal year 2009, the impact of the roll out of an apparel program at a significant customer in fiscal year 2009 that did not reoccur in fiscal year 2010 and the continued difficult economic environment.
Cost of Rental. Cost of rental operations decreased 12.6% to $402.9 million in the first nine months of fiscal 2010 from $460.9 million in the same period of fiscal 2009. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.6% in the first nine months of fiscal 2010 from 30.2% in the same period of fiscal 2009. The decrease in rental gross margin was a result of fixed costs absorbed over a lower revenue base, increased vehicle costs and a $1.5 million charge related to the withdrawal from a Multi-Employer Pension Plan (MEPP). Our withdrawal from the MEPP was triggered by employees of a location voting to decertify their local union. The charge for the MEPP withdrawal liability was estimated based on information provided to us by the plan administrator. We do not expect future adjustments, if any, to be material. The decrease in rental gross margin was partially offset by cost reduction efforts and lower energy costs, fringe benefit costs and repairs and maintenance expenses.
Cost of Direct Sales. Cost of direct sales decreased to $30.3 million in the first nine months of fiscal 2010 from $42.8 million in the same period of fiscal 2009. Gross margin from direct sales was 25.9% in the first nine months of fiscal 2010, which was consistent with the 25.9% reported in the same period of fiscal 2009. We were able to offset the impact of the difficult economic environment through a focus on costs, operational efficiencies and the mix of higher margin customers and products.
Selling and Administrative. Selling and administrative expenses decreased 16.8% to $142.2 million in the first nine months of fiscal 2010 from $170.9 million in the same period of fiscal 2009. As a percentage of total revenues, selling and administrative expenses decreased to 23.2% in the first nine months of fiscal 2010 from 23.8% in the same period of fiscal 2009. The decrease is primarily the result of cost reduction activities, net gain associated with the sale, divestiture and impairment of certain business assets in fiscal year 2010, which totaled $4.5 million, and environmental expenses in the prior year of $4.5 million that did not reoccur in the current year. These decreases were partially offset by the impact of fixed costs over a lower revenue base.
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

Interest Expense. Interest expense was $10.7 million in the first nine months of fiscal 2009 and 2010. The decreased interest expense associated with the reduction in overall debt levels was offset by higher effective interest rates and increased debt closing costs amortization related to the new revolving credit agreement.
Provision for Income Taxes. Our effective tax rate increased to 36.2% in the first nine months of fiscal 2010 from 19.9% in the same period of fiscal 2009. The current year tax rate is lower than our statutory rate due to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and the favorable tax treatment on the sale of certain assets, offset by the reduction of a deferred tax asset associated with equity based compensation. The prior year tax rate was significantly lower than our statutory rate primarily due to the impact of nondeductible goodwill impairment charges, nondeductible environmental charges, and the write-off of deferred tax assets associated with certain expiring stock options. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns and the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are interest payments on indebtedness, capital expenditures, acquisitions, share repurchases and general corporate purposes.
Working capital at March 27, 2010 was $126.1 million, down approximately 7.1% from $135.8 million at June 27, 2009.
Operating Activities. Net cash provided by operating activities was $54.2 million in the first nine months of fiscal 2010 and $73.9 million in the same period of fiscal 2009. The decrease is primarily due to lower net income, excluding the impairment charge, and a decreased benefit from accounts receivable collections and inventory reduction management.
Investing Activities. Net cash provided by investing activities was $9.4 million in the first nine months of fiscal 2010 and net cash used for investing activities was $18.4 million in the same period of fiscal 2009. The change was primarily due to lower capital expenditures and the divestitures of certain business assets in fiscal year 2010.
Financing Activities. Cash used for financing activities was $66.2 million in the first nine months of fiscal 2010 compared to $51.5 million in fiscal year 2009. As a result of the deterioration in economic conditions, the company has focused its financing activities primarily on debt reduction. In the previous year, the company’s financing activities included both debt reduction and share repurchases. We have not repurchased any shares during fiscal 2010 under our board approved share repurchase program. During the first nine months of fiscal 2010 and 2009, we paid dividends of $4.2 million and $3.9 million, respectively.
On July 1, 2009, we completed a new $300.0 million, three-year unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. This facility replaced our $325.0 million unsecured revolving credit facility, which was scheduled to mature in August 2010. Borrowings in U.S. dollars under the new credit facility will, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Swingline loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the Adjusted LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%. Effective July 1, 2009, the interest rate spread on this new facility is 1.875% higher than the previous facility. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
As of March 27, 2010, borrowings outstanding under the revolving credit facility were $64.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of March 27, 2010, letters of credit outstanding against the revolver totaled $23.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain customary covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 27, 2010:

	Required	Actual
Maximum Leverage Ratio (Debt/Adjusted EBITDA)	3.50	2.17
Minimum Interest Coverage Ratio (Adjusted EBITDA/Interest Expense)	3.00	6.52
Minimum Net Worth (In Millions)	$314.5	$468.1
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated after adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of March 27, 2010 bear interest at a weighted average all-in rate of 3.00% (LIBOR plus 2.75%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 27, 2010, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.85% (LIBOR plus 0.60%).
We maintain a receivable securitization facility, whereby the lender will make loans to us on a revolving basis up to a maximum of $50.0 million. The amount of funds available under the loan agreement as of March 27, 2010 was $39.5 million, which was the amount of eligible receivables less a reserve requirement. We are required to pay interest on outstanding loan balances at an annual rate of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at an annual rate equal to the commercial paper rate plus a margin. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S.-based receivables. As of March 27, 2010, there was $35.0 million outstanding under this loan agreement at an all-in interest rate of 1.39% (commercial paper plus 1.10%). We are also required to pay a fee on the unused balance of the facility.
We had $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes had a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter, we repaid $7.1 million of the principal amount at par. On January 20, 2010, we repaid these notes prior to their original maturity date and incurred additional costs associated with the prepayment of approximately $0.3 million which is included in the selling and administrative line of the consolidated condensed statements of operations for the three and nine months ended March 27, 2010.
See Note 5 to the consolidated condensed financial statements for details of our interest rate swap and hedging activities related to our outstanding debt.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the variable rate term loan and revolving credit facility, the fixed rate term loan, capital lease obligations and rent payments in accordance with non-cancelable operating leases with initial or remaining terms in excess of one year.
At March 27, 2010, we had available cash on hand of $10.5 million, approximately $212.3 million of available capacity under our revolving credit facility and an additional $4.5 million available under our asset securitization facility. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2010 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2010 will be approximately $15.0 to $20.0 million.
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
Off Balance Sheet Arrangements
At March 27, 2010, we had $23.7 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over an employee’s approximate service periods. Pension expense is generally independent of funding decisions or requirements. The expense recognized for our defined benefit pension plan was $0.4 million and $0 in the third quarter of fiscal 2010 and 2009, respectively. At June 27, 2009, the fair value of our pension plan assets totaled $36.9 million.
Our defined benefit pension plan and related supplemental executive retirement plan were frozen as of January 1, 2007, and as a result, there will be no future growth in benefits after December 31, 2006.
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
Union Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“Union Plans”). We are responsible for our proportional share of any unfunded vested benefits related to the Union Plans. Under the applicable accounting rules, we are not required to record a liability for our portion of the withdrawal liability until we exit the plan.
During fiscal year 2009, we exited a union sponsored pension plan as part of a facility closure and recorded $1.0 million in associated exit costs. In the second quarter of fiscal year 2010, local union members at a certain facility voted to leave their union triggering a pension liability of approximately $1.5 million. If a future decision to exit a plan is made, we will record our proportional share of the unfunded vested benefits, which could have a material adverse impact on our future results of operations. It is difficult to obtain timely updated information from the plan administrators regarding these Union Plans. Based upon the most recent information available from the trustees managing the Union Plans, our share of the unfunded vested benefits for these plans is estimated to be approximately $19.0 to $25.0 million.

Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in an efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During the nine months ended March 27, 2010 and March 28, 2009 we took a number of actions to adjust our business operations as a result of the changes in the economic environment. The most significant of these actions are discussed below.
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
In the third quarter of fiscal year 2009, we restructured our workforce to better align our cost structure with our revenue volume. As a result of this action, we recorded approximately $0.9 million in severance costs in the consolidated condensed statements of operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our consolidated condensed statements of operations for the three and nine months ended March 28, 2009. Substantially all severance costs related to these actions were paid by March 28, 2009.
During the first quarter of fiscal year 2010, we continued to align our operations workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the selling and administrative line. Of the $1.4 million in severance, $0.6 million was paid by September 26, 2009, with the remaining $0.8 million to be paid by October 31, 2010. These actions primarily impacted our United States operating segment.
In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non-core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the selling and administrative line in the consolidated condensed statements of operations.
In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the selling and administrative line in the consolidated condensed statements of operations.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. We are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to whether we operated certain facilities in compliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of March 27, 2010 and June 27, 2009, we had reserves of approximately $3.8 million and $4.6 million, respectively, related to various pending environmental-related matters. During the third quarter of fiscal year 2009, a $4.1 million charge was recorded related to environmental matters, which is included in the selling and administrative line of the consolidated condensed statements of operations.
While we cannot predict the ultimate outcome of any of these matters, currently, none of them are expected to have a material adverse effect on our results of operations or financial position. However, while we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves, and these losses could be material.

Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the consolidated condensed statements of operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.2 million and $1.9 million for the three months ended March 27, 2010 and March 28, 2009, respectively and $3.5 million and $5.2 million for the nine months ended March 27, 2010 and March 28, 2009, respectively. The number of options exercised and restricted stock vested since June 27, 2009, was 0.1 million shares.
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
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06 or the ASU). The ASU amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the following:
•	The amounts of significant transfers between level 1 and level 2 of the hierarchy and the reasons for the transfer.

•	The reason for any transfer in or out of level 3.

•	Information in the reconciliation of recurring level 3 measurements about purchases, sales, issuance and settlements on a gross basis.

•	Additional information about both the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements.
The levels within the fair value hierarchy are defined in Note 4, to the consolidated condensed financial statements.
ASU 2010-06 is effective for our third quarter ended March 27, 2010, and will not impact our financial position or results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements, to manage interest rate risk on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 27, 2010 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 27, 2010 was an unrealized loss of $6.9 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at March 27, 2010. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $13.7 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.2 million or 1.3%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.1 million or 0.8%.
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
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at March 27, 2010, hedged gallons of 1.1 million (including unleaded and diesel), and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels and prices, our forecasted energy cost would change by approximately $0.1 million.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 19, 2010, we settled the previously disclosed matter brought against us by the Commissioner of Environmental Protection of the State of Connecticut. The aggregate settlement amount is within previously established reserves.
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
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. Since the U.S. EPA’s inspection, we have had an independent third party environmental consulting firm audit this facility. This firm identified certain environmental issues at the facility, and we are currently undertaking corrective actions. The U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and, we submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, in September 2009, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We met with the U.S. EPA in October 2009 to discuss the allegations in the Notice of Violation, and in December 2009, we provided them with additional information.
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

G&K SERVICES, INC. (Registrant)
Date: April 28, 2010	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)