Form 10-K
period 2010-07-03
G&K SERVICES INC
filed 2010-08-26
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended July 3, 2010
Commission file number 0-4063
G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530

(State of incorporation)	(I.R.S. Employer Identification No.)
5995 OPUS PARKWAY
MINNETONKA, MINNESOTA 55343
(Address of principal executive offices)
Registrant’s telephone number, including area code (952) 912-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock (par value $0.50 per share)	The NASDAQ Stock Market LLC
Common Stock Purchase Rights	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 26, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting common equity held by non-affiliates was approximately $465,041,067.

On August 20, 2010, 18,582,098 shares of the registrant’s Class A Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended July 3, 2010

PART I

ITEM 1.	BUSINESS
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded work apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with work apparel and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We believe that the existing North American rental market is approximately $7.0 billion, while the existing portion of the direct sale market targeted by us is approximately $5.0 billion.
We have over 160 locations in North America. These locations serve customers in 90 of the top 100 metropolitan markets in the United States and Canada.
We target our marketing efforts towards customers and industries in market segments that are expanding and need work apparel and facility services solutions. Further, we are dedicated to providing superior customer service and high quality products through multiple sales channels and best in class program management abilities.
Customers, Products and Services
We serve approximately 165,000 customers, from Fortune 100 companies to small and midsize firms. No single customer represents more than 2.0% of our total revenues. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, retail, restaurants, hospitality, and many others. Over 1.1 million people wear our work apparel every work day.
Customers use branded work apparel programs to meet a variety of critical business needs in the workplace, including:
•	Image — work apparel helps companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and a commitment to quality to their customers. Uniformed employees are perceived as trained, competent and dependable.

•	Organization safety and security — work apparel helps identify employees working for a particular organization or department.

•	Brand awareness — work apparel promotes a company’s brand identity and employees serve as “walking billboards.”

•	Employee retention — work apparel enhances worker morale and helps build a teamwork attitude in addition to providing a tangible employee benefit.

•	Worker protection — work apparel helps protect workers from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection — work apparel and facility services help protect products against sources of contamination in the food, pharmaceutical, and health care industries.
We provide our work apparel-rental customers with a full range of services and solutions. A consultative approach is used to advise and assist our customers in creating specialized solutions which include garment application decisions, setting service and distribution requirements and choosing the appropriate fabrics, styles and colors to meet their branding, identity and safety needs. We can quickly source and access new and used garments to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair, embellishment and replacement of uniforms in use is a normal part of the rental service. Soiled uniforms are picked up at the customer’s location and returned clean and in good condition on a service cycle frequency that meets the needs of the customer with all merchandise subject to a rigorous seven point inspection program. The most common service cycle provides for weekly service.

Work apparel rental programs offer flexibility in styles, colors and quantities as customer requirements change; assure consistent image with professional cleaning, finishing, repair and replacement of items in use; and provide freedom from the operating, labor, energy and maintenance expense, environmental exposure and management time necessary to administer an on premise laundry.
Our facility services programs provide a wide range of dust control, maintenance, hand care and hygiene products and services. They include floor mat offerings (traction control, logo, message, scraper and anti-fatigue), dust, microfiber and wet mops, wiping towels, fender covers, selected linen items and restroom hygiene products. These products support customers’ efforts in maintaining a clean, safe and attractive environment within their facilities for their employees and customers.
We also offer direct sale of work apparel through comprehensive uniform programs and through catalog programs. Comprehensive direct sale uniform programs to large national account customers are provided through our Lion Uniform Group (Lion). Lion serves many different industries and specializes in serving the security, transportation, airline and convenience store/retail industries. They handle all aspects of the uniform program, including design, sourcing, inventory management, distribution, embellishment, information reporting, customer service and program management. The direct sale uniform programs can be used for departments and/or customers that require highly customized and branded apparel particularly for customer facing employees, or for workers who do not start at the same location each day and need work apparel they can launder themselves and can be a more economical approach for high turnover positions. Direct sale and custom-embroidered logo apparel catalog programs are also offered to meet customer branded identity needs. Our catalog programs can be used for uniform programs employee rewards and recognition, trade shows, events or customer/vendor appreciation programs.
Acquisitions
We have participated in the industry consolidation from many family owned and small local providers to several large providers. Our acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
We did not complete any acquisitions related to our uniform rental business during fiscal 2010 or fiscal 2009; however, we did make several small acquisitions in fiscal 2008. The pro forma effect of these acquisitions, had they been acquired at the beginning of fiscal year 2008 was not material individually or in the aggregate. The total purchase consideration, including related acquisition costs of these transactions, was $63.8 million in fiscal 2008. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $51.7 million in fiscal 2008.
Competition
Customers in the work apparel and facility services industry choose suppliers primarily based upon the excellence of the service they receive and the quality, fit, comfort, price and breadth of products offered and the fit with their unique business environment and brand positioning needs. While we rank among the nation’s largest work apparel suppliers, we encounter competition from many companies in the geographic areas we serve. Competitors include large publicly held companies such as Cintas Corporation, UniFirst Corporation and others. We also compete with numerous regional and local businesses that vary by geographic region. We believe that we compete effectively in our lines of business because of the quality and breadth of our product line, segmented marketing solutions that meet customers’ unique needs, the service excellence we provide, and our proven ability as a trusted outsource partner.
Manufacturing and Suppliers
We manufactured approximately 55% of the work apparel garments that we placed into service in fiscal 2010. These garments are primarily manufactured in the Dominican Republic. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, dust mops, wiping towels, linens and related products. We are not aware of any circumstances that would limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers’ needs.
Environmental Matters
Our operations, like those of our competitors, are subject to various federal, state and/or local laws, rules and regulations respecting the environment, including potential discharges into wastewater and air and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate certain amounts of waste in connection with our laundry operations, including detergent wastewater, wastewater sludge, waste oil and other residues. Some of these wastes are classified as hazardous under these laws. We continue to make significant investments in properly handling and disposing of these wastes to ensure compliance with these regulations.
We discuss certain legal matters in this Annual Report on Form 10-K under Part I, Item 1A. Risk Factors — Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results, Item 3. Legal Proceedings, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Environmental Matters and Item 8. Financial Statements and Supplementary Data in Note 13 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.” Any environmental liability relating to such matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal year, could be material to our results of operations or financial position. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our best assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not expected to have a material adverse effect on our results of operations of financial position. While we believe the possibility is remote, there is a potential that we may incur additional losses in excess of established reserves due to the imposition of clean-up obligations, the discovery of alleged contamination or other changes.
Employees
Our U.S. operations had approximately 6,200 employees as of July 3, 2010, which includes approximately 3,100 production employees and 3,100 sales, office, route and management personnel. Unions represent approximately 12% of our U.S. employees. Management believes its U.S. employee relations are satisfactory.
Our Canadian operations had approximately 1,300 employees as of July 3, 2010, which includes approximately 650 production employees and 650 sales, office, route and management personnel. Unions represent approximately 65% of our Canadian employees. Management believes its Canadian employee relations are satisfactory.
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
Seasonality and Working Capital
We do not consider our business to be seasonal to any significant extent or subject to any unusual working capital requirements.
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
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or governmental investigation, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law.
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
General economic conditions may adversely affect our financial performance. Continued high levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including healthcare and insurance costs, higher material costs for items, such as linens and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental and direct sales and selling and administrative expenses and could adversely affect our operating results.
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
Risks associated with potential impairment of goodwill and intangible assets.
In fiscal 2009, we recorded a non-cash impairment charge of $107.0 million, which reduced the carrying value of our goodwill to $319.9 million as of June 27, 2009. We continue to monitor relevant circumstances, including customer spending levels, general economic conditions and the market price for our common stock, and the potential impact that such circumstances might have on the valuation of our goodwill. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, could require us to further reduce our goodwill and record related non-cash impairment charges. If we were required to further reduce our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.
Risks associated with the suppliers from whom our products are sourced could adversely affect our operating results.
The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including, without limitation, labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner can be a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.
Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operation.
The Occupational Safety and Health Act of 1970, as amended, or “OSHA”, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our results of operation.
Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.
Our operating locations are subject to stringent environmental laws, rules and regulations relating to the protection of the environment and health and safety matters, including those governing the potential discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including, without limitation, clean-up costs, fines, sanctions and claims by regulators or third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. As a result of violations of these laws and regulations, among other things, we could be required to reduce or cease use of certain equipment and/or limit or stop production at certain facilities. These consequences could have a material adverse affect on our results of operations and financial condition and disrupt customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of clean-up obligations, and the discovery of alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
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
Additionally, we must maintain compliance with various permits and licenses issued to us in connection with our operations, or we must apply for and obtain such permits and licenses. Any failure on our part to maintain such compliance or to apply for and receive such permits and licenses could have a material effect on our ability to continue operations at a particular location. At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated, as well as the adequacy of our reserves with respect to such costs. At July 3, 2010, our reserves for environmental matters were approximately $3.2 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstance or estimates arise.
Volatility in the global economy could adversely affect results.
Global financial markets have experienced disruption in recent years, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The continued tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. In addition, changes in the economic environment could adversely impact assumptions we use to value our pension plan assets and obligations which could result in a material adverse impact to our financial results in future periods.
Fluctuations in demand for our products and services may harm our financial results and are difficult to forecast.
Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news. This could negatively impact our customers and consequently have a negative impact on our financial performance. If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and operating margin could be negatively impacted. Important factors that could cause demand for our products and services to fluctuate include:
•	changes in business and economic conditions, including further downturns in specific industry segments and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, including pricing pressures, from companies that have competing products and services;

•	changes in customer needs;

•	changes in our customers’ employment levels, which impacts the number of users of our products and services;

•	strategic actions taken by our competitors; and

•	market acceptance of our products and services.
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
From time to time we are party to various litigation claims and legal proceedings. Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss these lawsuits and other litigation to which we are party in greater detail within Item 3. Legal Proceedings, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Environmental Matters and Item 8. Financial Statements and Supplementary Data in Note 13 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.”

Risks associated with our acquisition strategy could adversely affect our operating results.
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all operational deficiencies or material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.
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
Fluctuations in Canadian, Dominican Republic and Ireland currencies could have an adverse effect on our results of operations and financial condition.
Certain of our foreign revenues and operating expenses are transacted in local currencies. Therefore, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations.
Failure to preserve positive labor relationships.
Significant portions of our Canadian labor force are unionized, and a lesser portion of United States employees are unionized. Competitors within our industry have been the target of unionization campaigns. While we believe that our Canadian and U.S. employee relations are satisfactory, we could experience pressure from labor unions similar to those faced by our competitors. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and services. In addition, significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our results by restricting our ability to maximize the efficiency of our operations.
Inability to attract and retain employees could adversely impact our operations.
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
Our success is dependent on the skills, experience and efforts of our senior management and other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, our results of operations could be adversely affected.
Unexpected events could disrupt our operations and adversely affect our operating results.
Unexpected events, including, without limitation, fires at facilities, natural disasters, such as hurricanes and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage or temporary closure of one or more key operating facilities, or the temporary disruption of information systems.

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
Failure to execute our business plan could adversely affect our business and stock price.
We are in the process of executing a new business plan with the goal of improving our financial performance. Successful execution of our business plan is not assured as there are several obstacles to success, including a continued difficult economic environment and a competitive industry. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.
Multi-Employer Union Pension plans may have a material adverse affect on our financial performance.
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“Union Plans”). We are responsible for our proportional share of any unfunded vested benefits related to the Union Plans. The funded status of these various plans has substantially deteriorated in the recent past. In the future, if local union employees vote to decertify their respective union, it could trigger a liability under the associated Union Plan, which could be greater than currently estimated amounts. The liability, if incurred, could have a material adverse impact on our financial performance. We do not have the ability to predict or influence the timing of the votes to decertify a Union. We may miss our projected earnings per share and operating results during any given quarter due to the inherent difficulty in predicting or controlling the events which precipitate a liability.
Cash generated from operations could be affected by a number of risks and uncertainties.
In fiscal 2011, we may actively seek and consider acquisitions of business assets. The consummation of any acquisition could affect our liquidity profile and level of outstanding debt. However, we believe that our earnings and cash flows from operations, existing credit facilities and our ability to obtain additional debt or equity capital, if necessary, will be adequate to finance acquisition opportunities.
Access to the capital markets, including bank financing, to provide sources of liquidity for general corporate purposes, including share repurchases.
Although we believe that we will be able to maintain sufficient access to the capital markets, changes in current market conditions, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets. Although we cannot predict the availability of future funding, we do not believe that the current credit environment will impede our ability to access the capital markets because of our financial position.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We occupy over 160 facilities located in the United States, Canada, the Dominican Republic and Ireland. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items from approximately 53 facilities located in 41 cities in the United States, 9 cities in Canada and one city in Ireland. We own approximately 90% of our processing facilities, which average approximately 44,000 square feet in size.

ITEM 3. LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.
On February 19, 2010, we settled the previously disclosed matter brought against us by the Commissioner of Environmental Protection of the State of Connecticut. The aggregate settlement amount was within previously established reserves.
In August 2008, we became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the City of Des Moines water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). The U.S. EPA has also referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. We have reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city. We are in the midst of resolving this matter with the U.S. EPA and the U.S. Attorney.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. The U.S. EPA provided written record of its inspection findings to us and identified alleged noncompliance with certain provisions of the Resource Conservation and Recovery Act. The U.S. EPA has subsequently visited this facility. We have responded to the U.S. EPA and will continue to work cooperatively with the U.S. EPA to resolve this matter.
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. The U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, in September 2009, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We will continue to work cooperatively with the U.S. EPA to resolve this matter.
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
None.

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

	High	Low
Fiscal 2010
1st Quarter	$25.91	$19.95
2nd Quarter	26.55	19.97
3rd Quarter	28.33	23.05
4th Quarter	28.83	20.09

Fiscal 2009
1st Quarter	$38.15	$30.08
2nd Quarter	35.45	18.73
3rd Quarter	21.00	15.32
4th Quarter	27.53	18.29

As of August 20, 2010, we had 873 registered holders of record of our common stock.
We paid dividends of $5.6 million in fiscal 2010, $5.2 million in fiscal 2009 and $4.0 million in fiscal 2008. Dividends per share were $0.30, $0.28 and $0.20 in fiscal years 2010, 2009 and 2008, respectively. We anticipate dividends in fiscal year 2011 to increase from $0.30 to $0.38 per share, which will result in approximately $7.1 million of dividends in fiscal year 2011. Our debt agreements contain restrictive covenants, which, under specific circumstances, could limit the payment of cash dividends we declare during any fiscal year.
The following table sets forth certain information as of July 3, 2010 with respect to equity compensation plans under which securities are authorized for issuance:

			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be	Weighted-Average	Under Equity
	Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
	and Rights	and Rights	Reflected in Column
Plan Category(1)	(A)	(B)	(A))
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan (2)	811,735	$33.40	541,196
Employee Plans (3)	628,842	34.94	—
1996 Directors’ Stock Option Plan	40,500	35.79	—

Total:	1,481,077	$34.13	541,196

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	1,481,077	$34.13	541,196

(1)	See Note 10 to our audited financial statements included in the accompanying financial statements.

(2)	Approved at the November 16, 2006 shareholder meeting.

(3)	Includes our 1989 Stock Option and Compensation Plan and 1998 Stock Option and Compensation Plan.

ISSUER PURCHASE OF EQUITY SECURITIES
In May 2008, we announced the authorization to expand our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in May 2007. Under the program we did not repurchase any shares in fiscal 2010. In fiscal 2009, we repurchased 650,387 shares for $16.1 million. At the end of fiscal 2010, we had approximately $57.9 million remaining under this authorization. Our debt agreements contain restrictive covenants, which, under certain circumstances, could limit the amount of share repurchases.
STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph shows a five-year comparison of the cumulative total return on $100 invested in our Common Stock, the Standard and Poor’s (“S&P”) 500 Stock Index and a nationally recognized group of companies in the uniform services industry (the “Peer Index”). The companies included in the Old Peer Index are Angelica Corporation, Cintas Corporation, and UniFirst Corporation. The companies included in the New Peer Index are Cintas Corporation and UniFirst Corporation, which the company believes is the most appropriate comparison.
The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a dividend reinvestment.
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright © 1980-2010.
Index Data: Copyright © Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in millions, except per share data.

	2010	2009	2008	2007	2006

Revenues	$833.6	$936.0	$1,002.4	$929.5	$880.8
Net Income/(Loss)	28.6	(72.5)	46.1	43.2	41.9
Per Share Data:
Basic earnings per share	1.56	(3.94)	2.29	2.03	1.98
Diluted earnings per share	1.56	(3.94)	2.27	2.02	1.97
Dividends per share	0.30	0.28	0.20	0.16	0.07
Total Assets	813.9	857.3	1,053.2	991.8	951.1
Long-Term Debt	160.4	224.8	280.4	149.0	195.4
Stockholders’ Equity	466.9	437.4	557.5	592.0	547.4

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year. Fiscal years 2006 through 2009 were 52 week years. The net loss in fiscal year 2009 is the result a non-cash impairment primarily related to goodwill which is fully discussed in Note 3 to our audited financial statements included in the accompanying financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year. Fiscal year 2009 and 2008 were 52 week years.
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded work apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with work apparel and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We believe that the existing North American rental market is approximately $7.0 billion, while the existing portion of the direct sale market targeted by us is approximately $5.0 billion.
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
Revenue Recognition and Allowance for Doubtful Accounts
Our rental business is largely based on written service agreements whereby we agree to collect, launder and deliver uniforms and other related products. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged uniforms and replacement fees for non-personalized merchandise that is lost or damaged. Direct sale revenue is recognized in the period in which the product is shipped.
We changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, during the fourth quarter of fiscal year 2010, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which has historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. The effect of this change was to increase revenue and income from operations by $6.7 million, net income by $4.2 million and basic and diluted earnings per common share by $0.23 in fiscal year 2010.
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
Inventories
Inventories consist of new goods and rental merchandise in service. We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values of the inventories exceed the net realizable value. Experience has shown that significant indicators that could require the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements, however, in the future, product lines and customer requirements may change, which could result in additional inventory write-downs. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service inventory assets on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being modified to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate in fiscal year 2010 was not material.
Environmental Costs
We accrue various environmental related costs, which consist primarily of estimated cleanup costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum amount. This accrued amount reflects our assumptions regarding the nature of the remedy, and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations could result in higher or lower costs.
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
Accruals for environmental liabilities are included in the “Other” accrued expenses line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense.
For additional information see Note 13, “Commitments and Contingencies”.
Impairments of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with applicable accounting standards. Recoverability of assets in accordance with these standards compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal 2009, we recorded an impairment loss of $19.7 million related to certain long-lived assets and included that loss in the “Goodwill and other impairment charges” line item in the Consolidated Statements of Operations. We did not record any impairment losses on long-lived assets in the Consolidated Financial Statements in fiscal 2010 or 2008.
For additional information see Note 3, “Goodwill and Other Impairment Charges”.
Goodwill and Intangible Assets
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $259.7 million, $63.4 million and $0, respectively, at July 3, 2010. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal year 2008, 2009 or 2010.
The goodwill impairment test involves a two-step process. First, we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation generally considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities, fair value models and research prepared by independent analysts, and if necessary, discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, we would perform a second test, and if necessary, reduce the reporting unit’s goodwill to its implied fair value. The second step requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. There were no impairments of goodwill in fiscal 2010 or 2008.
During the second quarter of fiscal year 2009, there was a significant deterioration in general economic conditions and in the market value of our stock. The resulting decline in our market capitalization prompted us to conduct a goodwill analysis to determine if an impairment of goodwill existed as of December 27, 2008. Our analysis evaluated the estimated fair value of each reporting unit relative to the net book value. We prepared a discounted cash flow model to estimate fair value, which validated the reasonableness of the estimated market value plus a control premium. As a result of this analysis, no impairment was recorded as of December 27, 2008.
The significant job losses in the North American economy during the third quarter of fiscal year 2009 and the resultant decline in the employment levels of our customers and our associated financial results prompted us to update our assessment of goodwill and adjust our cash flow assumptions to reflect an extended economic downturn and more severe job losses than were previously considered in our interim goodwill impairment analysis at the end of the fiscal second quarter. The adjusted assumptions assumed that employment levels would continue to decline into fiscal 2010 and begin to moderately improve in fiscal 2011, returning to more normalized levels in fiscal 2012 and beyond. This revision of assumptions drove a decrease in the calculated fair values of the U.S. Rental and Direct Sales reporting units, which resulted in our goodwill impairment charge in the third quarter of fiscal year 2009. After completing the assessment, we determined that the carrying value of our U.S. Rental and Direct Sales reporting units exceeded the fair value and as described in Note 3, an impairment charge of $107.0 million was required. Please see the discussion of our sensitivity analysis in Note 3 for an understanding of the impact that each significant assumption has on the calculated fair values of each reporting unit.
Determining a reporting unit’s discounted cash flows requires significant management judgment with respect to sales, gross margin and selling, general and administrative (SG&A) expense rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures were based on our annual business plan and other forecasted results. Discount rates reflected a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units was based on the best information available as of the date of the assessment. The use of different assumptions would have increased or decreased estimated discounted future operating cash flows and could have increased or decreased any impairment charge. As identified in Note 3, the terminal growth rate we used in our discounted cash flow model was 2.5%-3.0%. While we do not believe historical operating results are necessarily indicative of future operating results, we believe our assumptions are reasonable when compared to our historical 10 year compound annual growth rate in operating cash flow of 3.3%.

We performed our annual goodwill impairment test as of June 27, 2009 and determined that no further impairment of goodwill occurred in fiscal year 2009.
Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
For additional information see Note 3, “Goodwill and Other Impairment Charges”.
Insurance
We carry large deductible insurance policies for certain obligations related to health, workers’ compensation, auto and general liability programs. These deductibles range from $0.4 million to $0.8 million. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
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
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory rates in effect for the year in which the differences are expected to reverse. We present the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. We evaluate our deferred tax assets and liabilities on a periodic basis. We believe that we have adequately provided for our future income tax obligations based upon current facts, circumstances and tax law.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
	Fiscal 2010	Fiscal 2009	Fiscal 2008	FY 2010 vs. FY 2009	FY 2009 vs. FY 2008

Revenues:
Rental operations	93.1%	92.0%	92.4%	(9.9)%	(7.0)%
Direct sales	6.9	8.0	7.6	(23.4)	(2.1)

Total revenues	100.0	100.0	100.0	(10.9)	(6.6)

Operating expenses:
Cost of rental operations	69.5	70.1	67.6	(10.6)	(3.6)
Cost of direct sales	74.0	74.2	72.6	(23.5)	0.1

Total cost of sales	69.9	70.4	68.0	(11.7)	(3.3)

Selling and administrative	23.0	24.2	22.9	(15.2)	(1.7)
Goodwill and other impairment charges	—	13.5	—	(100.0)	—

Income/(Loss) from operations	7.2	(8.1)	9.0	178.4	(184.0)

Interest expense	1.7	1.5	1.6	(1.1)	(10.0)

Income/(Loss) before income taxes	5.5	(9.6)	7.5	150.8	(220.1)

Provision/(Benefit) for income taxes	2.1	(1.9)	2.9	197.6	(160.8)

Net income/(loss)	3.4%	(7.7)%	4.6%	139.5%	(257.3)%

Fiscal 2010 Compared to Fiscal 2009
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, we will periodically have a fiscal year that consists of 53 weeks. Fiscal year 2010 had 53 weeks and fiscal year 2009 had 52 weeks. We estimate that the extra week of operations generated incremental revenue of approximately $15.0 million and incremental earnings of approximately $0.03 per share in fiscal year 2010.
Revenues. Total revenues in fiscal 2010 declined 10.9% to $833.6 million from $936.0 million in fiscal 2009.
Rental revenue decreased $84.8 million in fiscal 2010, a 9.9% decrease from fiscal 2009. The organic rental growth rate was negative 11.5%, a decrease from negative 5.25% in fiscal 2009. Our organic rental growth was negatively impacted by significantly reduced customer employment levels and lower new account sales due to adverse economic conditions. Organic rental revenue is calculated using rental revenue, adjusted to exclude foreign currency exchange rate changes, divestitures, acquisitions and the impact of the 53rd week compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations. In addition, rental revenue was positively impacted by $12.4 million, or 1.4%, compared to the prior year due to the favorable impact of foreign currency translation rates, $14.0 million due to the extra week and $6.7 million due to the modification of our revenue recognition policy related to certain towel and linen replacement fees. These positive impacts were offset by the divestiture of several operations that resulted in a decrease in rental revenue of approximately $22.3 million or 2.6%.
Direct sale revenue was $57.5 million in fiscal 2010, a 23.4% decrease from $75.0 million in fiscal 2009. The organic direct sale growth rate was approximately negative 28.25% in fiscal year 2010 compared to negative 1.5% in fiscal year 2009. The decrease in direct sale revenue was due to the loss of a significant customer at the end of fiscal year 2009 and the continued difficult economic environment. Also, fiscal 2009 included increased revenues from the rollout of an apparel program to a major airline industry customer. These decreases were partially offset by several large new customer accounts and the impact of the extra week.
Cost of Rental. Cost of rental operations which includes merchandise, production and delivery expenses decreased 10.6% to $539.7 million in fiscal 2010 from $603.5 million in fiscal 2009. As a percentage of rental revenue, our gross margin from rental sales increased to 30.5% in fiscal 2010 from 29.9% in the prior fiscal year. During fiscal 2010, we experienced significant margin pressure resulting from our 11.5% negative organic rental growth, the impact of higher vehicle leasing costs and the impact of fixed costs absorbed over a lower revenue base. These decreases in rental gross margin were offset by a decrease in our merchandise expense related to more effectively using and sharing garments, lower energy prices and cost control efforts.
Cost of Direct Sales. Cost of direct sales decreased to $42.6 million in fiscal 2010 from $55.7 million in fiscal 2009. Gross margin from direct sales increased in fiscal 2010 to 26.0% from 25.8% in fiscal 2009. The slight increase in gross margin is primarily due to the change in product mix to include an increased percentage of higher margin items in fiscal 2010 compared to fiscal 2009.
Selling and Administrative. Selling and administrative expenses decreased 15.2% to $191.7 million in fiscal 2010 from $226.1 million in fiscal 2009. As a percentage of total revenues, selling and administrative expenses decreased to 23.0% in fiscal 2010 from 24.2% in fiscal 2009. The decrease is primarily the result of cost reduction activities, net gains associated with the sale, divestiture and write-down of certain business assets in fiscal 2010 of $4.0 million, environmental and severance expense in the prior year of $9.6 million that did not reoccur in the current year and lower selling expenses as a result of lower new account sales. These decreases were partially offset by the impact of fixed costs absorbed over a lower revenue base.
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
Interest Expense. Interest expense was $13.8 million in fiscal 2010 as compared to $14.0 million in fiscal 2009. The decreased interest expense associated with the reduction in overall debt balances was partially offset by higher effective interest rates and increased debt closing costs amortization related to the new revolving credit agreement.
Provision for Income Taxes. Our effective tax rate for fiscal 2010 increased to 37.5% from 19.5% in fiscal 2009. The current year tax rate is lower than our statutory rate due to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and the favorable tax treatment on the sale of certain assets, offset by the reduction of a deferred tax asset associated with equity based compensation. The prior year tax rate was significantly lower than our statutory rate primarily due to the impact of nondeductible goodwill impairment charges, nondeductible environmental charges, and the write-off of deferred tax assets associated with certain expiring stock options. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns and the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.
Fiscal 2009 Compared to Fiscal 2008
Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, we will periodically have a fiscal year with 53 weeks of results. Fiscal years 2009 and 2008 both had 52 weeks.
Revenues. Total revenues in fiscal 2009 declined 6.6% to $936.0 million from $1,002.4 million in fiscal 2008.
Rental revenue decreased $64.8 million in fiscal 2009, a 7.0% decrease from fiscal 2008. The organic industrial rental growth rate was approximately negative 5.25%, a decrease from approximately 3.0% in fiscal 2008. Our organic rental growth was negatively impacted by economic-driven customer attrition, reduced customer employment levels, lower usage levels and lower new account sales due to difficult economic conditions. Organic rental revenue is calculated using rental revenue, adjusted for foreign currency exchange rate changes and revenue from newly acquired businesses compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations. In absolute dollars, rental revenue was negatively impacted by approximately $20.8 million, or 2.3%, compared to the prior year rental revenue due to the unfavorable impact of foreign currency translation rates with Canada.
Direct sale revenue was $75.0 million in fiscal 2009, a 2.1% decrease from $76.6 million in fiscal 2008. The organic direct sale growth rate was approximately negative 1.5% in fiscal year 2009 compared to negative 9.5% in fiscal year 2008. The decrease in direct sale revenue was due to the non-renewal of a contract with a major customer during fiscal 2009 and by an economic driven decrease in demand from other customers, which was substantially offset by increased revenues from the rollout of an apparel program to a major airline industry customer.
Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses decreased 3.6% to $603.5 million in fiscal 2009 from $626.3 million in fiscal 2008. As a percentage of rental revenue, our gross margin from rental sales decreased to 29.9% in fiscal 2009 from 32.4% in the prior year. The decrease in rental gross margins resulted from the effect of fixed cost absorption on a lower sales volume, additional costs in fiscal 2009 associated with a recent change in compensation law of $3.3 million, a charge of $1.4 million associated with expense reduction actions and increased healthcare costs.
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
Goodwill and Other Impairment Charges. As discussed in Note 3 to the Consolidated Financial Statements, during fiscal year 2009, we conducted an impairment analysis for our goodwill and our intangible assets and long-lived assets. This analysis concluded that certain of our goodwill, intangible assets and long-lived assets carrying values exceeded their related fair values by $126.7 million. This non-cash charge consisted of $107.0 million related to goodwill, $16.2 million related to long-lived assets and $3.5 million related to certain acquired customer lists.
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
Liquidity, Capital Resources and Financial Condition
Financial Condition. We believe our financial condition is strong. In assessing our financial condition, we consider factors such as working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our operations through a combination of cash flow from operations and debt financing. We believe we have sufficient access to capital markets to fund our operations.
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are payments on indebtedness, capital expenditures, acquisitions, and general corporate purposes.
Working capital at July 3, 2010 was $137.1 million, a $1.3 million increase from $135.8 million at June 27, 2009.
Operating Activities. Net cash provided by operating activities was $72.7 million in fiscal 2010, $103.2 million in fiscal 2009 and $103.1 million in fiscal 2008. Cash provided by operations in fiscal 2010 decreased primarily due to lower net income, when the prior year impairment charge is excluded, and a decreased benefit from accounts receivable collections. Cash provided by operations increased slightly in fiscal year 2009, compared to fiscal year 2008 primarily as a result of strong cash collections on accounts receivable and a focus on inventory management. These improvements were mostly offset by lower net income.
Investing Activities. Net cash provided by investing activities was $4.9 million in fiscal 2010. Net cash used for investing activities was $23.3 million in fiscal 2009 and $94.1 million in fiscal 2008. In fiscal 2010, we disposed of certain business assets for $21.6 million, which was partially offset by capital expenditures of $16.7 million. In fiscal 2009, cash was used largely for acquisition of property, plant and equipment. In fiscal 2008, cash was largely used for acquisition of business assets and acquisition of property, plant and equipment.
Financing Activities. Financing activities used cash of $81.8 million in fiscal 2010, $78.3 million in fiscal 2009 and $19.4 million in fiscal 2008. Cash used for financing activities in fiscal 2010 was used primarily for repayment of debt. Cash used for financing activities in fiscal 2009 was used primarily for the repayment of debt and repurchases of our common stock. Cash used in fiscal 2008 was primarily the result of cash expended for our common stock share repurchase program, partially offset by net borrowings under our credit facilities. We paid dividends of $5.6 million in fiscal 2010, $5.2 million in fiscal 2009 and $4.0 million in fiscal 2008. Dividends per share were $0.30, $0.28, and $0.20 in fiscal years 2010, 2009 and 2008, respectively. We anticipate dividends in fiscal year 2011 to increase from $0.30 to $0.38 per share, which will result in an estimated total dividend of $7.1 million in fiscal year 2011.
Capital Structure. Total debt was $161.4 million at July 3, 2010, a decrease of $71.1 million from the prior year balance of $232.5 million. This decrease was primarily due to the decision to use our strong free cash flow to reduce debt obligations during fiscal year 2010. The ratio of debt to capitalization (total debt divided by the sum of the stockholder’s equity plus total debt) was 25.7% at fiscal year end 2010 a significant decrease from 34.7% at fiscal year end 2009.
We believe that we will be able to fund all of the currently anticipated cash requirements for fiscal 2011, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, and possible business acquisitions, from operating cash flow and our revolving credit facility.
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
As of July 3, 2010, borrowings outstanding under the revolving credit facility were $64.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of July 3, 2010, letters of credit outstanding against the revolver totaled $23.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of July 3, 2010:

	Required Covenant Amount	Actual Covenant Amount

Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.77
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	7.53
Minimum Net Worth	$315.9	$466.9
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of July 3, 2010 bear interest at a weighted average all-in rate of 3.03% (LIBOR plus 2.50%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At July 3, 2010 this fee was 0.3% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of July 3, 2010, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.13% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility, whereby the lender will make loans to us on a revolving basis. The original amount of credit available to us under this facility was $50.0 million. Effective July 1, 2010, we voluntarily reduced the loan agreement’s facility limit to $40.0 million. All of the terms of the facility agreement remain unchanged. The amount of funds available under the loan agreement as of July 3, 2010 was $37.9 million, which was the amount of eligible receivables as of the prior month end less a calculated reserve requirement. The agreement will expire on September 26, 2012.
We are required to pay interest on outstanding loan balances at an annual rate of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at an annual rate equal to the commercial paper rate plus a margin. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S.-based receivables. As of July 3, 2010, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.49% (commercial paper plus 1.10%). We are also required to pay a fee on the unused balance of the facility.
We had $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes had a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter, we repaid $7.1 million of the principal amount at par. On January 20, 2010, we repaid these notes prior to their original maturity date and incurred additional costs associated with the prepayment of approximately $0.3 million which is included in the “Selling and administrative” line of the Consolidated Statements of Operations for fiscal year 2010.
See Note 7 of the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At July 3, 2010, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers in acceptable terms could not be successfully negotiated.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
The following table summarizes our cash payment obligations as of July 3, 2010 for the next five fiscal years and thereafter (in millions):

	Less than one year	One to three years	Three to five years	After five years	Total

Variable rate revolving credit facility	$—	$64.5	$—	$—	$64.5
Variable rate notes	—	—	—	75.0	75.0
Variable rate loan	—	20.0	—	—	20.0
Other debt arrangements, including capital leases	1.0	0.9	—	—	1.9
Operating leases	25.4	35.0	18.5	7.5	86.4
Retirement benefit payments	2.2	5.1	5.5	17.7	30.5

Total contractual cash obligations	$28.6	$125.5	$24.0	$100.2	$278.3

As of July 3, 2010, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 7 to the Consolidated Financial Statements for a further discussion.
At July 3, 2010, we had approximately $229.8 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $180.5 million due to debt covenants. Our revolving credit facility contributes $162.6 million of liquidity while our accounts receivable securitization facility contributes $17.9 million based on the eligible receivables balance at July 3, 2010. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2011 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2011 will be approximately $20-$30 million.
Off Balance Sheet Arrangements
At July 3, 2010, we had $23.6 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $86.4 million related to facility, equipment and vehicle leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $1.5 million, income of $0.2 million and income of $0.5 million in fiscal 2010, 2009 and 2008, respectively. At July 3, 2010, the fair value of our pension plan assets totaled $39.8 million. We anticipate making cash contributions of approximately $2.5 million in fiscal 2011.
Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits has not occurred beyond December 31, 2006.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 3, 2010, we estimated that the pension plan assets will generate a long-term rate of return of 7.75%. This rate is lower than the assumed rate used at both June 27, 2009 and June 28, 2008 of 8.0%, and was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 3, 2010 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2011 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.60% at July 3, 2010, 6.90% at June 27, 2009 and 7.20% at June 28, 2008. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 5.60% to 5.10%) would increase our accumulated benefit obligation at July 3, 2010 by approximately $6.2 million and increase the estimated fiscal 2011 pension expense by approximately $0.6 million.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. As part of our assessment of the expected return on plan assets, we considered the recent decline in the global equity markets and concluded that a 7.75% long term rate was appropriate.
Union Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“Union Plans”). We made contributions to these plans of $3.1 million, $3.2 million and $2.5 million in fiscal 2010, 2009 and 2008, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional contributions, if any.

We are responsible for our proportional share of any unfunded vested benefits related to the Union Plans. Under the applicable accounting rules, we are not required to record a liability for our portion of the withdrawal liability, if any, until we exit from the plan. In fiscal year 2009, we exited from one multi-employer pension plan and recorded a liability of $1.0 million. In fiscal year 2010, local union members at another facility voted to leave their union which resulted in recording a pension liability of $0.8 million. There are two locations that are currently considering whether to leave their union. If the members at these locations vote to decertify their unions, the decertification will result in a partial withdrawal from their Union Plan and we will be required to record an estimated liability of up to $1.3 million.
If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits. Based upon the most recent information available from the trustees managing the Union Plans, our share of the unfunded vested benefits for these plans is estimated to be approximately $20.0 to $26.0 million. This estimate includes our estimated liability associated with the pending decertifications previously discussed.
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
Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.1% of our total revenue.
Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in the most efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During fiscal 2009 and 2010, we took a number of actions to adjust our business operations as a result of the changes in the economic environment. The most significant of these actions are discussed below.
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. As a result of these actions, we recorded approximately $2.6 million of expense in the Consolidated Statements of Operations during the quarter. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the “Cost of rental operations” line item and the remaining $1.6 million was recorded in the “Selling and administrative” line item. All severance associated with this action has been paid.
In the third quarter of fiscal year 2009, we restructured our workforce to better align our cost structure with our revenue levels. As a result of this action, we recorded approximately $0.9 million in severance costs in the Consolidated Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our Consolidated Statements of Operations. Substantially all severance costs related to these actions have been paid.
During the first quarter of fiscal year 2010, we continued to align our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the “Selling and administrative” line item. Of the

$1.4 million in severance, $1.3 million was paid by July 3, 2010, with the remaining $0.1 million to be paid by October 31, 2010. These actions primarily impacted our United States operating segment.
In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non-core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the “Selling and administrative” line in the Consolidated Statements of Operations.
In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the “Selling and administrative” line in the Consolidated Statements of Operations.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of July 3, 2010, we had reserves of approximately $3.2 million related to these matters.
Descriptions of certain matters are as follows:
On February 19, 2010, we settled the previously disclosed matter brought against us by the Commissioner of Environmental Protection of the State of Connecticut. The aggregate settlement amount was within previously established reserves.
In August 2008, we became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the City of Des Moines water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). The U.S. EPA has also referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. We have reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city. We are in the midst of resolving this matter with the U.S. EPA and the U.S. Attorney.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. The U.S. EPA provided written record of its inspection findings to us and identified alleged noncompliance with certain provisions of the Resource Conservation and Recovery Act. The U.S. EPA has subsequently visited this facility. We have responded to the U.S. EPA and will continue to work cooperatively with the U.S. EPA to resolve this matter.
In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. The U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, in September 2009, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We will continue to work cooperatively with the U. S. EPA to resolve this matter.
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
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06 or the ASU). The ASU amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the following:
-	The amounts of significant transfers between level 1 and level 2 of the hierarchy and the reasons for the transfer.
-	The reason for any transfer in or out of level 3.
-	Information in the reconciliation of recurring level 3 measurements about purchases, sales, issuance and settlements on a gross basis.
-	Additional information about both the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements.
The levels within the fair value hierarchy are defined in Note 6, to the Consolidated Financial Statements.
ASU 2010-06 was effective for our third quarter ended March 27, 2010, and did not impact our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage the interest rate on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable debt and interest rate swaps is the three month LIBOR market interest rates at July 3, 2010. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $9.7 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.2 million or 1.9%. The scenario that distributes the 50 basis point change would increase or decrease forecasted interest expense by $0.1 million or 1.2%.
For additional information regarding our debt see Note 5 to our Consolidated Financial Statements as well as the Liquidity, Capital Resources and Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs and, at times we use derivative financial instruments to manage the risk that changes in gasoline costs will have on our future financial results. Periodically, we purchase fuel commodity futures contracts to effectively hedge a portion of anticipated actual energy purchases. Under these contracts, we agree to exchange, at specified intervals, the difference between fixed and floating commodity prices calculated by reference to an agreed-upon notional principal amount.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline prices at July 3, 2010, hedged gallons of 0.6 million (including unleaded and diesel) and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels and prices, our forecasted energy cost would change by approximately $0.1 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchase” and, therefore, are not considered derivative instruments for accounting purposes.
Foreign Currency Exchange Risk
Our material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Following is a summary of the results of operations for each of the quarters within the fiscal years ended July 3, 2010 and June 27, 2009. All amounts are in millions, except per share data.

QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries (Unaudited)	First	Second	Third	Fourth

2010
Revenues	$208.1	$206.4	$198.9	$220.2
Gross Profit	60.3	60.7	59.2	71.1
Income from Operations	9.8	14.3	14.0	21.5
Net Income	3.3	7.2	7.0	11.1
Basic Earnings per Share	0.18	0.39	0.38	0.61
Diluted Earnings per Share	0.18	0.39	0.38	0.61
Dividends per Share	0.075	0.075	0.075	0.075

2009
Revenues	$245.2	$241.8	$231.0	$218.0
Gross Profit	71.3	74.5	68.4	62.6
Income/(Loss) from Operations	9.4	19.5	(112.3)	7.4
Net Income/(Loss)	1.5	9.5	(86.3)	2.8
Basic Earnings per Share	0.08	0.52	(4.74)	0.16
Diluted Earnings per Share	0.08	0.52	(4.74)	0.16
Dividends per Share	0.070	0.070	0.070	0.070

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal 2010 was a 53 week year with the extra week reported in the fourth quarter and fiscal year 2009 was a 52 week year. The net loss in the third quarter of fiscal year 2009, is the result of a non-cash impairment charge primarily related to goodwill which is fully discussed in Note 3 to our audited financial statements included in the accompanying financial statements.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for G&K Services, Inc. (“the Company”) as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting was designed under the supervision of the Company’s principal executive officer, principal financial officer, principal accounting officer and other members of management, and effected by the Company’s Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of July 3, 2010.
Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements and schedule and the effectiveness of the Company’s internal control over financial reporting, has issued an unqualified attestation report on the Company’s effectiveness of internal control over financial reporting, as stated in their report which is included herein.
Any internal control system over financial reporting, no matter how well conceived and operated, has inherent limitations. As a result, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the control objectives over the reliability of financial reporting and preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States are met.

/s/ Douglas A. Milroy
Douglas A. Milroy
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)

August 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. and subsidiaries (the Company) as of July 3, 2010, and June 27, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended July 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. and subsidiaries at July 3, 2010, and June 27, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.
We have audited G&K Services, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, G&K Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 3, 2010, and June 27, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended July 3, 2010, and our report dated August 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 26, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
(In thousands, except per share data)	(53 weeks)	(52 weeks)	(52 weeks)

Revenues
Rental operations	$776,098	$860,921	$925,767
Direct sales	57,494	75,044	76,628

Total revenues	833,592	935,965	1,002,395

Operating Expenses
Cost of rental operations	539,711	603,524	626,270
Cost of direct sales	42,555	55,650	55,615
Selling and administrative	191,705	226,115	229,987
Goodwill and other impairment charges	—	126,719	—

Total operating expenses	773,971	1,012,008	911,872

Income/(Loss) from Operations	59,621	(76,043)	90,523
Interest expense	13,849	13,996	15,543

Income/(Loss) before Income Taxes	45,772	(90,039)	74,980
Provision/(Benefit) for income taxes	17,160	(17,575)	28,901

Net Income/(Loss)	$28,612	$(72,464)	$46,079

Basic weighted average number of shares outstanding	18,299	18,389	20,138
Basic Earnings per Common Share	$1.56	$(3.94)	$2.29

Diluted weighted average number of shares outstanding	18,348	18,389	20,277
Diluted Earnings per Common Share	$1.56	$(3.94)	$2.27

Dividends per Share	$0.30	$0.28	$0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	July 3,	June 27,
(In thousands, except share data)	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$8,774	$13,136
Accounts receivable, less allowance for doubtful accounts of $3,118 and $3,848	82,754	85,209
Inventories, net	126,325	141,616
Other current assets	17,509	18,213
Current income taxes receivable	3,770	3,028

Total current assets	239,132	261,202

Property, Plant and Equipment
Land	31,414	31,062
Buildings and improvements	154,200	158,842
Machinery and equipment	307,318	317,308
Automobiles and trucks	14,624	23,450
Less accumulated depreciation	(312,568)	(313,926)

Total property, plant and equipment	194,988	216,736

Other Assets
Goodwill	323,055	319,942
Customer contracts and non-competition agreements, net	22,634	29,539
Other, principally retirement plan assets	34,059	29,873

Total other assets	379,748	379,354

Total assets	$813,868	$857,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$25,944	$29,134
Accrued expenses
Salaries and employee benefits	29,408	32,047
Other	42,070	53,087
Deferred income taxes	3,557	3,414
Current maturities of long-term debt	1,023	7,744

Total current liabilities	102,002	125,426

Long-Term Debt, net of Current Maturities	160,398	224,781
Deferred Income Taxes	1,242	1,893
Accrued Income Taxes — Long Term	10,113	12,016
Other Noncurrent Liabilities	73,217	55,820

Commitments and Contingencies (Notes 12 and 13)
Stockholders’ Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000,000 shares authorized, 18,581,064 and 18,511,768 shares issued and outstanding	9,292	9,256
Additional paid-in capital	8,009	3,543
Retained earnings	444,986	421,953
Accumulated other comprehensive income	4,609	2,604

Total stockholders’ equity	466,896	437,356

Total liabilities and stockholders’ equity	$813,868	$857,292

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
G&K Services, Inc. and Subsidiaries

				Accumulated Other
	Class A	Additional Paid-In		Comprehensive
(In thousands, except per share data)	Common Stock	Capital	Retained Earnings	Income/(Loss)	Stockholders’ Equity

Balance June 30, 2007	$10,645	$66,863	$485,954	$28,526	$591,988
Comprehensive income:
Net income	—	—	46,079	—	46,079
Other comprehensive income (see Note 9)	—	—	—	6,833	6,833

Comprehensive Income					52,912
Cumulative effect of the adoption of FIN 48	—	—	(1,559)	—	(1,559)
Issuance of common stock under stock plans, net of income tax (282 shares)	141	4,216	—	—	4,357
Equity based compensation	—	5,932	—	—	5,932
Share repurchase program (2,470 shares, see Note 10)	(1,235)	(77,011)	(13,867)	—	(92,113)
Cash dividends ($0.20 per share)	—	—	(4,041)	—	(4,041)

Balance June 28, 2008	9,551	—	512,566	35,359	557,476
Comprehensive Loss:
Net loss	—	—	(72,464)	—	(72,464)
Other comprehensive loss (see Note 9)	—	—	—	(32,755)	(32,755)

Comprehensive Loss					(105,219)
Issuance of common stock under stock plans, net of income tax (90 shares)	45	165	—	—	210
Equity based compensation	—	7,149	—	—	7,149
Share repurchase program (680 shares, see Note 10)	(340)	(3,771)	(12,936)	—	(17,047)
Cash dividends ($0.28 per share)	—	—	(5,213)	—	(5,213)

Balance June 27, 2009	9,256	3,543	421,953	2,604	437,356
Comprehensive income:
Net income	—	—	28,612	—	28,612
Other comprehensive income (see Note 9)	—	—	—	2,005	2,005

Comprehensive Income					30,617
Issuance of common stock under stock plans, net of income tax (88 shares)	44	340	—	—	384
Equity based compensation	—	4,513	—	—	4,513
Share repurchase program (16 shares, see Note 10)	(8)	(387)	—	—	(395)
Cash dividends ($0.30 per share)	—	—	(5,579)	—	(5,579)

Balance July 3, 2010	$9,292	$8,009	$444,986	$4,609	$466,896

     The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
(In thousands)	(53 weeks)	(52 weeks)	(52 weeks)

Operating Activities:
Net income/(loss)	$28,612	$(72,464)	$46,079
Adjustments to reconcile net income/(loss) to net cash provided by operating activities -
Depreciation and amortization	40,188	44,252	48,404
Goodwill and other impairment charges	—	126,719	—
Deferred income taxes	(1,824)	(34,999)	3,741
Share-based compensation	4,513	7,149	5,932
Changes in current operating items, exclusive of acquisitions/divestitures -
Accounts receivable and prepaid expenses	371	22,155	(10,068)
Inventories	22,157	6,762	1,470
Accounts payable and other accrued expenses	(12,576)	121	976
Other	(8,731)	3,485	6,524

Net cash provided by operating activities	72,710	103,180	103,058

Investing Activities:
Property, plant and equipment additions, net	(16,710)	(23,330)	(27,057)
Divestiture/(Acquisition) of business assets, net of cash	21,620	—	(63,820)
Purchases of investments, net	—	—	(3,223)

Net cash provided by (used for) investing activities	4,910	(23,330)	(94,100)

Financing Activities:
Payments of long-term debt	(7,535)	(7,740)	(7,534)
(Payments of) Proceeds from revolving credit facilities, net	(68,710)	(48,500)	81,001
Cash dividends paid	(5,579)	(5,213)	(4,041)
Net issuance of common stock, primarily under stock option plans	384	210	4,357
Purchase of common stock	(395)	(17,047)	(93,142)

Net cash used for financing activities	(81,835)	(78,290)	(19,359)

(Decrease) Increase in Cash and Cash Equivalents	(4,215)	1,560	(10,401)
Effect of Exchange Rates on Cash	(147)	(1,075)	293

Cash and Cash Equivalents:
Beginning of year	13,136	12,651	22,759

End of year	$8,774	$13,136	$12,651

Supplemental Cash Flow Information:
Cash paid for -
Interest	$13,161	$14,214	$15,560
Income taxes	$13,502	$11,162	$22,950
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share and per share data)
1. Summary of Significant Accounting Policies
Nature of Business
G&K Services, Inc. is a market leader in providing branded work apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with work apparel and facility services products such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We also manufacture certain work apparel garments that are used to support our garment rental and direct purchase programs. We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance.
Basis of Presentation
Our Consolidated Financial Statements include the accounts of G&K Services, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation.
Our fiscal year ends on the Saturday nearest June 30. All references herein to “2010”, “2009” and “2008”, refer to the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively. Fiscal year 2010 consisted of 53 weeks, fiscal years 2009 and 2008 each consisted of 52 weeks.
We have evaluated subsequent events and have found none that require recognition or disclosure.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current year presentation. These reclassifications did not impact current or historical net income or stockholder’s equity.
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
Accounts Receivable
Accounts receivable are recorded net of an allowance for expected losses and the fair value approximates the book value. The allowance, recognized as an amount equal to anticipated future write-offs, is based on the age of outstanding balances, analysis of specific accounts, historical bad debt experience and current economic trends.
Inventories
Inventories consist of new goods and rental merchandise in service. New goods are stated at lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service inventory assets on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being modified to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate in fiscal year 2010 was not material.

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
The components of inventories as of July 3, 2010 and June 27, 2009 are as follows:

	July 3,	June 27,
	2010	2009

Raw Materials	$7.5	$9.2
Work in Process	0.5	3.6
Finished Goods	49.0	55.1

New Goods	$57.0	$67.9

Merchandise In Service	$69.3	$73.7

Total Inventories	$126.3	$141.6

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is generally computed using the straight-line method over the following estimated useful lives:

Life
(Years)

Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10

Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense for fiscal years 2010, 2009, and 2008 was $34.0 million, $37.0 million and $37.3 million, respectively and includes amortization of assets recorded under capital leases.
Environmental Liabilities
We accrue various environmental related costs, which consist primarily of estimated cleanup costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum amount. This accrued amount reflects our assumptions regarding the nature of the remedy and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments to our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. While we cannot predict the ultimate outcome of these environmental matters, currently, none of these actions are expected to have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves and these losses could be material.
Accruals for environmental liabilities are included in the “Other” accrued expenses line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense.
For additional information see Note 13, “Commitments and Contingencies”.

Impairments of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with applicable accounting standards. Recoverability of assets in accordance with these standards compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal 2009, we recorded an impairment loss of $19.7 million related to certain long-lived assets and included that loss in the “Goodwill and other impairment charges” line item in the Consolidated Statements of Operations. We did not record any impairment losses on long-lived assets in the Consolidated Financial Statements in fiscal 2010 or 2008.
For additional information see Note 3, “Goodwill and Other Impairment Charges”.
Goodwill and Intangible Assets
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $259.7 million, $63.4 million and $0, respectively, at July 3, 2010. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2008, 2009, or 2010.
The goodwill impairment test involves a two-step process. First, we assess whether the fair value of the reporting unit exceeds the carrying amount of the unit including goodwill. Our evaluation generally considers changes in the operating environment, competitive position, market trends, operating performance, quoted market prices for our equity securities and fair value models and research prepared by independent analysts and, if necessary, discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, we would perform a second test and if necessary reduce the reporting unit’s goodwill to its implied fair value. The second step requires us to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.
During the second quarter of fiscal year 2009, there was a significant deterioration in general economic conditions and in the market value of our stock. The resulting decline in our market capitalization prompted us to conduct a goodwill analysis to determine if an impairment of goodwill existed as of December 27, 2008. Our analysis evaluated the estimated fair value of each reporting unit relative to the net book value. We prepared a discounted cash flow model to estimate fair value, which validated the reasonableness of the estimated market value plus a control premium. As a result of this analysis, no impairment was recorded as of December 27, 2008. In the third quarter of fiscal year 2009, economic events and circumstances indicated that it was necessary to perform an additional assessment of our goodwill. As part of our assessment, we prepared a discounted cash flow analysis to determine the fair value of each reporting unit.
Determining a reporting unit’s discounted cash flows requires significant management judgment with respect to sales, gross margin and selling, general and administrative (SG&A) expense rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan and other forecasted results. Discount rates reflect a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions could increase or decrease the estimated future discounted operating cash flows and therefore, could increase or decrease any impairment charge. As identified in Note 3, the terminal growth rate we used in our discounted cash flow model was 2.5%-3.0%. While we do not believe historical operating results are necessarily indicative of future operating results, we believe our assumptions are reasonable when compared to our historical 10 year compound annual growth rate in operating cash flow of 3.3%. After completing the assessment we determined that the carrying value of our U.S. Rental and Direct Sales reporting units exceeded the fair value, and an impairment charge of $107.0 million was recorded.
We performed our annual goodwill impairment test as of June 27, 2009 and determined that no further impairment of goodwill occurred in fiscal year 2009. There were no impairments of goodwill in fiscal 2010 or 2008.

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
Foreign Currency
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within “Accumulated other comprehensive income (loss)” in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period and were not material in fiscal 2010, 2009 or 2008.
Revenue Recognition
Our rental operations business is largely based on written service agreements whereby we agree to pick-up soiled merchandise, launder and then deliver clean uniforms and other related products. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged uniforms and replacement fees for non-personalized merchandise that is lost or damaged. Direct sale revenue is recognized in the period in which the product is shipped. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.
We changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, during the fourth quarter of fiscal year 2010, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which has historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. The effect of this change was to increase revenue and income from operations by $6.7 million, net income by $4.2 million, basic and diluted earnings per common share by $0.23 in fiscal year 2010.
Insurance
We carry large deductible insurance policies for certain obligations related to health, workers’ compensation, and auto and general liability programs. These deductibles range from $0.4 million to $0.8 million. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
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
Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. We present the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. We record valuation allowances to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. We evaluate our deferred tax assets and liabilities on a periodic basis. We believe that we have adequately provided for our future tax obligations based upon current facts, circumstances and tax law.
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

For the Fiscal Years Ended (In thousands)	2010	2009	2008

Weighted average number of common shares outstanding used in computation of basic earnings per share	18,299	18,389	20,138

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	49	—	139

Shares used in computation of diluted earnings per share	18,348	18,389	20,277

Potential common shares of 1,486,000, 1,840,000, and 1,126,000 related to our outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for fiscal 2010, 2009 and 2008, respectively, as inclusion of these shares would have been anti-dilutive.
Derivative Financial Instruments
All derivative financial instruments are recognized at fair value and are recorded in the “Other current assets” or “Accrued expenses” line items in the Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as a hedging relationship and on the type of the hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument (based on the exposure being hedged) as cash flow hedges. We do not have any derivative financial instruments that have been designated as either a fair value hedge or a hedge of a net investment in a foreign operation. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.
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
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instrument is reported as a component of “Accumulated other comprehensive income” and reclassified into the Consolidated Statements of Operations in the same line item associated with the forecasted transaction and in the same period as the expenses from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.
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
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06 or the ASU). The ASU amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the following:
-	The amounts of significant transfers between level 1 and level 2 of the hierarchy and the reasons for the transfer.

-	The reason for any transfer in or out of level 3.

-	Information in the reconciliation of recurring level 3 measurements about purchases, sales, issuance and settlements on a gross basis.

-	Additional information about both the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements.
The levels within the fair value hierarchy are defined in Note 6, to the Consolidated Financial Statements.
ASU 2010-06 was effective for our third quarter ended March 27, 2010, and did not impact our financial position or results of operations.
2. Business Combinations
We did not complete any acquisitions associated with our rental operations during fiscal 2009 or fiscal 2010; however, we did make several small acquisitions during fiscal 2008. The pro forma effects of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration, including related acquisition costs, and purchase price adjustments from prior year acquisitions as well as the amounts exceeding the estimated fair values of assets acquired and liabilities assumed were as follows:

Fiscal Years	2010	2009	2008

Total purchase price and related acquisition costs	$—	$—	$63.8
Goodwill	—	—	51.7

3. Goodwill and Other Impairment Charges
The following table identifies the major components of the goodwill and other impairment charges that are reflected in the Consolidated Statements of Operations for fiscal year 2009:

Goodwill	$107.0
Computer software	7.6
Property, plant and equipment	7.2
Customer contracts	3.5
Assets held for sale	1.4

Goodwill and other impairment charges	$126.7

Goodwill
During the third quarter of fiscal 2009, we recorded a non-cash impairment charge of $107.0 million related to our goodwill. Of this amount, $100.0 million was associated with U.S. Rental operations and $7.0 million was related to Direct Sales operations. The goodwill impairment charges described above are recorded on the “Goodwill and other impairment charges” line of the Consolidated Statements of Operations.
The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may be impaired. During our annual test in the fourth quarter, we use a market valuation approach to determine fair value for each reporting unit.
In the third quarter of fiscal year 2009, the accelerated deterioration in the economic environment continued to negatively impact our operations. The resultant increased disparity between our carrying value and our market capitalization as of our interim measurement date of January 31, 2009 prompted us to perform an interim goodwill impairment test. Goodwill has been assigned to reporting units for purposes of impairment testing and consists of U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. During the third quarter of fiscal year 2009, we engaged a third party independent valuation consulting firm to assist in determining the fair value of each reporting unit. Based on consultation with our valuation specialist, we used both a market valuation and income valuation approach, weighted evenly, to determine the fair values of our reporting units. The income valuation was derived by discounting future forecasted cash flows using a market based weighted average cost of capital. The market valuation was derived by referencing a measure of invested capital compared to earnings and cash flows of a peer group of companies and applying the resultant multiples to our reporting units. The combination of these valuations produced an estimated fair value that was less than the carrying amount for the U.S. Rental and Direct Sales reporting units. The fair value of our Canadian Rental reporting unit exceeded its carrying amount by more than 20%. Since the carrying value of the U.S. reporting unit and the Direct Sales reporting unit exceeded its estimated fair value in the first step, a second step was performed, in which the reporting unit’s goodwill was written down to its implied fair value. In the second step, we are required to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. The second step also requires, among other things, us to determine the estimated fair market value of our tangible and intangible assets. Any fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.
The goodwill impairment testing process is subject to inherent uncertainties and subjectivity. The fiscal year 2009 determination of the fair value required significant management judgment with respect to various assumptions, including revenue volume, gross margins, selling, general and administrative (SG&A) expense rates, capital expenditures, discount rates, terminal growth rates and the fair values of each reporting unit’s tangible and intangible assets and liabilities. The projected revenue levels, gross margins, SG&A rate, and capital expenditure assumptions in fiscal year 2009 were based on the annual business plan or other forecasted results. Discount rates reflected our estimate of a market-based weighted average cost of capital, which took into consideration the risks associated with the projected cash flows that resulted directly from the use of those assets in operations. The estimated fair value of each reporting unit was based on the best information available as of the date of our assessment in fiscal year 2009. The use of different assumptions would have increased or decreased the estimated fair value and could have materially increased or decreased the impairment charge. The discount rates that were used in step one and step two ranged from 9.7%-11.7% and included certain risk premiums. Our forecasted future cash flows considered both current and future economic conditions and a terminal growth rate of 2.5%-3.0%. If we had changed the discount rate by 50 basis points, we would have increased or decreased the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $45 million, $10 million and $1 million, respectively. If the terminal growth rate had changed by 50 basis points, it would have increased or decreased the calculated fair values of the U.S. Rental, Canadian Rental and Direct Sales reporting units by approximately $25 million, $5 million and $0, respectively. If the fair values of the net assets of the impaired reporting units had increased or decreased by 5% compared to the values that were used in the preparation of the June 27, 2009 financial statements, the goodwill impairment charge would have increased or decreased related to the U.S. Rental and Direct Sales reporting units by approximately $20 million and $0, respectively.
As of July 3, 2010, the date of our most recent impairment test, the fair value exceeded the carrying value of our goodwill related to both our U.S. reporting unit and Canadian reporting unit by over 10%. All goodwill associated with our Direct Sales reporting unit had been previously written off.
Long-Lived Assets
Asset impairment charges in fiscal 2009 include $7.2 million related to properties held and used, $1.4 million related to properties held for sale, $7.6 million related to computer software and $3.5 million related to customer contracts associated with our Direct Sales reporting unit.
Long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In the third quarter of fiscal year 2009, as a result of the continued and accelerated deterioration in the economic environment and expectations regarding future operating performance, management took a series of actions to increase profitability and productivity. Due to a combination of these factors and actions, we determined that the carrying value of certain assets held and used exceeded their fair value. Determination of the recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of our projected undiscounted future cash flows related to certain locations being less than the carrying value of those assets, an impairment charge of $7.2 million was required. The fair values of these asset groups were determined based on prices of similar assets.
In fiscal 2009, we made the decision to close and sell certain under-performing production facilities. In connection with this decision and the plan to dispose of these asset groups, we recorded an impairment charge of $1.4 million. The fair values of the asset groups to be disposed of were determined based on prices of similar assets.
In the third quarter of fiscal year 2009, due to the continued and accelerated deterioration in the economic environment and expectations regarding future operating performance, we tested our Direct Sales reporting unit’s long-lived assets for impairment. It was determined that the carrying value of certain computer software and customer contracts exceeded their associated fair values by approximately $7.6 million and $3.5 million, respectively. The estimated fair values were determined based on discounted future cash flows.
In fiscal year 2010, we reviewed our long-lived assets for impairment and determined that no indicators of impairment were present, therefore no impairment charge was recorded in fiscal year 2010.
4. Goodwill and Intangible Assets
Goodwill includes the following:

	United States	Canada	Total

Balance as of June 28, 2008	$367.5	$67.4	$434.9
Impairment charges	(107.0)	—	(107.0)
Foreign currency translation and other	(0.3)	(7.7)	(8.0)

Balance as of June 27, 2009	260.2	59.7	319.9
Acquisitions, net of purchase accounting adjustments	0.2	—	0.2
Divestitures	(0.5)	(1.0)	(1.5)
Foreign currency translation and other	(0.2)	4.7	4.5

Balance as of July 3, 2010	$259.7	$63.4	$323.1

Our intangible assets, which are included in “Other assets” on the Consolidated Balance Sheet, are as follows:

	July 3, 2010	June 27, 2009
Customer contracts	$114.0	$113.8
Accumulated amortization	(91.7)	(85.0)

Net	$22.3	$28.8

Non-competition agreements	$11.1	$11.0
Accumulated amortization	(10.8)	(10.3)

Net	$0.3	$0.7

The customer contracts include the combined value of the written service agreements and the related customer relationship. Intangible assets are amortized over a weighted average life of approximately 11 years.
Amortization expense was $6.2 million, $7.2 million and $11.1 million for fiscal 2010, 2009 and 2008, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of July 3, 2010 is as follows:

2011	$5.8
2012	5.2
2013	4.1
2014	2.9
2015	2.0

5. Long-Term Debt
Debt as of July 3, 2010 and June 27, 2009 includes the following:

	2010	2009

Borrowings under unsecured revolving credit facility	$64.5	$142.0
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	20.0	—
Borrowings under unsecured fixed rate notes	—	14.3
Other debt arrangements including capital leases	1.9	1.2

	161.4	232.5
Less current maturities	(1.0)	(7.7)
Total long-term debt	$160.4	$224.8

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

As of July 3, 2010, borrowings outstanding under the revolving credit facility were $64.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of July 3, 2010, letters of credit outstanding against the revolver totaled $23.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of July 3, 2010:

	Required Covenant Amount	Actual Covenant Amount

Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.77
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	7.53
Minimum Net Worth	$315.9	$466.9
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of July 3, 2010 bear interest at a weighted average all-in rate of 3.03% (LIBOR plus 2.50%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight Swingline Base Rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At July 3, 2010 this fee was 0.3% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of July 3, 2010, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.13% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility, whereby the lender will make loans to us on a revolving basis. The original amount of credit available to us under this facility was $50.0 million. Effective July 1, 2010, we voluntarily reduced the loan agreement’s facility limit to $40.0 million. All of the terms of the facility agreement remain unchanged. The amount of funds available under the loan agreement as of July 3, 2010 was $37.9 million, which was the amount of eligible receivables as of the prior month end less a calculated reserve requirement. The agreement will expire on September 26, 2012.
We are required to pay interest on outstanding loan balances at an annual rate of one month LIBOR plus a margin or, if the lender is funding the loan through the issuance of commercial paper to third parties, at an annual rate equal to the commercial paper rate plus a margin. In connection with the loan agreement, we granted a first priority security interest in certain of our U.S.-based receivables. As of July 3, 2010, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.49% (commercial paper plus 1.10%). We are also required to pay a fee on the unused balance of the facility.
We had $50.0 million, 8.4% unsecured fixed rate private placement notes with certain institutional investors. The 10-year notes had a nine-year average life with a final maturity on July 20, 2010. Beginning on July 20, 2004, and annually thereafter, we repaid $7.1 million of the principal amount at par. On January 20, 2010, we repaid these notes prior to their original maturity date and incurred additional costs associated with the prepayment of approximately $0.3 million which is included in the “Selling and administrative” line of the Consolidated Statements of Operations for fiscal year 2010.
See Note 7 of the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that among other matters require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At July 3, 2010, we were in compliance with all debt covenants.
The fair value of our long-term debt is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date. The fair value of the long-term debt under the unsecured revolving credit facility, unsecured variable rate notes and secured variable rate loans approximates their carrying value as of July 3, 2010 and June 27, 2009. The fair value of the unsecured fixed rate notes was zero and $14.7 million as of July 3, 2010 and June 27, 2009, respectively.
The following table summarizes payments due on long-term debt, including capital leases, as of July 3, 2010 for the next five fiscal years and thereafter:

2011	$1.0
2012	65.2
2013	20.2
2014	—
2015 and thereafter	75.0

6. Fair Value Measurements
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
Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
-  Quoted prices for similar assets or liabilities in active markets;
-  Quoted prices for identical or similar assets in non-active markets;
-  Inputs other than quoted prices that are observable for the asset or liability; and
-  Inputs that are derived principally from or corroborated by other observable market data.
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of July 3, 2010 and June 27, 2009:

	As of July 3, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other current assets:
Derivative financial instruments	$—	$—	$—
Other assets:
Non-qualified, non-contributory retirement plan assets	—	9.6	9.6
Non-qualified deferred compensation plan assets	16.9	—	16.9

Total assets	$16.9	$9.6	$26.5

Accrued expenses:
Derivative financial instruments	$—	$5.2	$5.2

Total liabilities	$—	$5.2	$5.2

	As of June 27, 2009
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other current assets:
Derivative financial instruments	$—	$0.3	$0.3
Other assets:
Non-qualified, non-contributory retirement plan assets	0.5	8.9	9.4
Non-qualified deferred compensation plan assets	15.5	—	15.5

Total assets	$16.0	$9.2	$25.2

Accrued expenses:
Derivative financial instruments	$—	$9.5	$9.5

Total liabilities	$—	$9.5	$9.5

The fair value of cash, trade receivables and borrowings under the various credit agreements approximates the amounts recorded. We do not have any level 3 assets or liabilities.
7. Derivative Financial Instruments
We use interest rate swap contracts to limit exposure to changes in interest rates and balance the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 81% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at July 3, 2010.
In addition, we purchase fuel commodity futures contracts to limit exposure to energy prices and effectively hedge a portion of our anticipated gasoline and diesel fuel purchases. The objective of these hedges is to reduce the variability of cash flows associated with the forecasted purchases of those commodities without an exchange of the underlying commodity. Approximately 13% of our anticipated gasoline and diesel fuel purchases for the next twelve months are hedged using futures contracts at July 3, 2010.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
The following tables summarize the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts, which have been designated as cash flow hedging instruments:

		Asset Derivatives Fair Value
Relationship:	Balance Sheet Classification:	July 3, 2010	June 27, 2009

Interest rate swap contracts	Other current assets	$—	$—
Fuel commodity futures contracts	Other current assets	—	0.3

Total derivatives designated as cash flow hedging instruments		$—	$0.3

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	July 3, 2010	June 27, 2009

Interest rate swap contracts	Other accrued expenses	$5.0	$9.3
Fuel commodity futures contracts	Other accrued expenses	0.2	0.2

Total derivatives designated as cash flow hedging instruments		$5.2	$9.5

For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to interest expense. Of the $3.7 million net loss deferred in accumulated other comprehensive income as of July 3, 2010, a $2.4 million loss is expected to be reclassified to interest expense in the next twelve months.

As of July 3, 2010, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on three-month London Interbank Offered Rate (“LIBOR”) on $105.0 million notional amount, of which, $20.0 million are forward starting interest rate swap contracts. Of the $105.0 notional amount, $30.0 million matures in the next 12 months, $50.0 million matures in 13-24 months and $25.0 million matures in 25-36 months. The average rate on the $105.0 million of interest rate swap contracts was 4.1% as of July 3, 2010. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
As our fuel commodity futures contracts qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred as a component of other comprehensive income or loss (net of related income taxes) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity, the other comprehensive income or loss is reclassified to “Cost of rental operations” line item in the Consolidated Statements of Operations. The $0.1 million loss deferred in other comprehensive income as of July 3, 2010 is expected to be reclassified to cost of rental operations in the next twelve months.
As of July 3, 2010, we had fuel commodity futures contracts to pay fixed prices of unleaded gasoline and diesel fuel and receive variable prices based on the Department of Energy (DOE) index on 0.6 million gallons, all of which will occur in the next twelve months. The weighted average fixed price on the 0.6 million gallons of fuel commodity futures contracts was $3.06 per gallon as of July 3, 2010. These commodity contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Statements of Operations for fiscal years 2010, 2009 and 2008 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Gain or (Loss) Recognized in Accumulated
	Other Comprehensive Income (Loss)
	For the Fiscal Years
Relationship:	2010	2009	2008

Interest rate swap contracts	$(2.3)	$(6.4)	$(1.8)
Fuel commodity futures contracts	(0.2)	(1.9)	1.9

Total derivatives designated as cash flow hedging instruments	$(2.5)	$(8.3)	$0.1

		Amount of Gain or (Loss)
		Reclassified From Accumulated
		Other Comprehensive Income
		(Loss) to Consolidated
		Statements of Operations
		For the Fiscal Years
Relationship:	Statement of Operations Classification:	2010	2009	2008

Interest rate swap contracts	Interest expense	$(3.6)	$(2.2)	$—
Interest rate swap contracts	Selling and Administrative	(0.1)	—	—
Fuel commodity futures contracts	Cost of rental operations	—	(0.8)	0.8

Total derivatives designated as cash flow hedging instruments		$(3.7)	$(3.0)	$0.8

The following table summarizes the amount of gain or loss recognized in the Consolidated Statements of Operations for fiscal years 2010, 2009 and 2008 related to derivative financial instruments not designated as hedging instruments.

		Amount of Gain or (Loss) Recognized
		in Consolidated Statements of Operations
		For the Fiscal Years
Relationship:	Statement of Operations Classification:	2010	2009	2008

Interest rate swap contracts	Selling and Administrative	$(0.3)	$—	$—

8. Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in the most efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels. During fiscal 2009 and 2010, we took a number of actions to adjust our business operations as a result of the changes in the economic environment. The most significant of these actions are discussed below.
In the first quarter of fiscal year 2009, we closed three processing plants, two branch locations, reduced selected headcount and outsourced our fleet maintenance function. As a result of these actions, we recorded approximately $2.6 million of expense in the Consolidated Statements of Operations during the quarter. These charges principally impacted our United States operating segment. Of these amounts, approximately $1.0 million was recorded in the “Cost of rental operations” line item and the remaining $1.6 million was recorded in the “Selling and administrative” line item. All severance associated with this action has been paid.
In the third quarter of fiscal year 2009, we restructured our workforce to better align our cost structure with our revenue levels. As a result of this action, we recorded approximately $0.9 million in severance costs in the Consolidated Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item on our Consolidated Statements of Operations. Substantially all severance costs related to these actions have been paid.
During the first quarter of fiscal year 2010, we continued to align our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the “Selling and administrative” line item. Of the $1.4 million in severance, $1.3 million was paid by July 3, 2010, with the remaining $0.1 million to be paid by October 31, 2010. These actions primarily impacted our United States operating segment.
In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non-core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the “Selling and administrative” line in the Consolidated Statements of Operations.
In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the “Selling and administrative” line in the Consolidated Statements of Operations.
9. Comprehensive Income
The components of comprehensive income for fiscal years 2010, 2009 and 2008 are as follows:

	For the Fiscal Years
	2010	2009	2008

Net income/(loss)	$28.6	$(72.5)	$46.1
Other comprehensive income/(loss)
Foreign currency translation adjustments	9.2	(18.7)	7.4
Pension benefit liabilities, net of tax $(5.4) million, $(5.4) million and $0.1 million, respectively	(8.4)	(8.7)	0.1
Derivative financial instruments gain or (loss) recognized, net of tax $(1.5) million, $(5.0) million and $0.1 million, respectively	(2.5)	(8.3)	0.1
Derivative financial instruments gain or (loss) reclassified, net of tax $2.3 million, $1.8 million and $(0.5) million, respectively	3.7	3.0	(0.8)

Total other comprehensive income/(loss)	2.0	(32.7)	6.8

Total comprehensive income/(loss)	$30.6	$(105.2)	$52.9

The components of accumulated other comprehensive income, net of tax, are as follows:

	For the Fiscal Years
	2010	2009	2008

Foreign currency translation	$25.2	$16.0	$34.7
Pension benefit liabilities	(16.8)	(8.4)	0.3
Derivative financial instruments	(3.8)	(5.0)	0.3

Accumulated other comprehensive income	$4.6	$2.6	$35.3

10. Stockholders’ Equity
We issue Class A shares of our stock, and each share is entitled to one vote and is freely transferable.
In the fourth quarter of fiscal 2008, our Board of Directors authorized the expansion of our share repurchase program from $100.0 million to $175.0 million, which increases the share repurchase program previously approved by our Board of Directors in the fourth quarter of fiscal 2007. We may repurchase shares from time to time in the open market, privately negotiated or other transactions in accordance with applicable federal securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors. Under the program we did not repurchase any shares in fiscal 2010. In fiscal 2009, we repurchased 650,387 shares for $16.1 million, and in fiscal 2008, we repurchased 2,469,682 shares for $92.1 million. Cash spent on the repurchase of shares totaled $16.1 million during fiscal 2009 and $93.1 million during fiscal 2008. The amount of cash expended for fiscal 2008 includes $1.0 million for shares purchased on June 29, 2007, but due to timing, the $1.0 million cash payment was made on July 2, 2007. At the end of fiscal 2010, we had approximately $57.9 million remaining under this authorization.
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
Share-Based Payment Plans
On November 16, 2006, our shareholders approved the 2006 Equity Incentive Plan (the “2006 plan”). Under the 2006 plan, a maximum of 2,000,000 equity awards can be granted. Only 667,000 of the awards granted under the 2006 plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of July 3, 2010, 541,196 equity awards were available for grant. The only plan available to grant equity compensation as of July 3, 2010, is the 2006 plan. Shares that were available but not granted under all previous plans have been deauthorized, and therefore, no additional shares remain available for grant.
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
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). The amount of compensation cost that has been recognized in the Consolidated Statements of Operations was $4.5 million, $7.1 million, and $5.9 million for fiscal years 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.5 million, $2.7 million and $2.2 million for fiscal years 2010, 2009 and 2008, respectively. No amount of share-based compensation expense was capitalized during the periods presented.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on the historic volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for each option is the interpolated market yield on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option.

	For the Fiscal Years
	2010	2009	2008

Expected share price volatility	21.34% - 23.12%	20.8% - 31.2%	19.5% - 23.5%
Weighted average volatility	21.67%	23.2%	22.5%
Expected annual dividend per share	$0.30	$0.28	$0.20
Expected term (in years)	5-6	5-6	5-6
Risk free rate	1.95% - 3.01%	1.5% - 3.3%	2.5% - 4.4%

A summary of stock option activity under our plans as of July 3, 2010, and changes during the year then ended is presented below:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Prices	(in years)	Value

Outstanding at June 27, 2009	1,804,718	$35.50
Granted	172,886	22.79
Exercised	(15,634)	24.89
Forfeited or expired	(480,893)	35.44

Outstanding at July 3, 2010	1,481,077	$34.13	5.84	$0.0

Exercisable at July 3, 2010	1,018,296	$35.29	5.07	$0.0

The weighted-average fair value of stock options on the date of grant during the fiscal years ended 2010, 2009 and 2008 was $4.82, $7.69 and $10.64, respectively. The total intrinsic value of stock options exercised was less than $0.1 million for fiscal years 2010 and 2009 and $0.8 million for fiscal year 2008. As of July 3, 2010, there was $1.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our stock option plan.
We received total cash as a result of the exercise of stock options in fiscal years 2010, 2009 and 2008 of $0.3 million, $0.2 million and $4.2 million, respectively.
A summary of the status of our non-vested shares of restricted stock as of July 3, 2010 and changes during the year ended July 3, 2010, is presented below:

		Weighted-Average
	Shares	Grant-Date Fair Value

Non-vested at June 27, 2009	269,803	$35.44
Granted	116,065	22.30
Vested	(67,543)	36.68
Forfeited	(44,238)	33.13

Non-vested at July 3, 2010	274,087	$30.09

As of July 3, 2010, there was $6.1 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our restricted stock plan. That expense is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the fiscal years ended 2010, 2009 and 2008 was $2.5 million, $3.1 million and $1.7 million, respectively.

11. Income Taxes
The components of the provision/(benefit) for income taxes are as follows:

Fiscal Years	2010	2009	2008

Current:
Federal	$5.2	$8.3	$10.2
State and local	1.5	1.6	2.7
Foreign	5.2	6.4	9.5

	11.9	16.3	22.4
Deferred	5.3	(33.9)	6.5

Provision/(Benefit) for Income Taxes	$17.2	$(17.6)	$28.9

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Years	2010	2009	2008
| | |
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.3%	0.9%	1.9%
Foreign earnings taxed at different rates	(3.8%)	1.9%	(0.5%)
Change in tax contingency reserve	0.6%	0.6%	0.9%
Goodwill impairment	—	(15.8%)	—
Non-deductible fines and penalties	—	(1.8%)	—
Share-based compensation	2.9%	(1.4%)	0.2%
Permanent differences and other, net	0.5%	0.1%	1.0%

Effective income tax rate	37.5%	19.5%	38.5%

The change in the tax contingency reserve in 2010 and 2008 was the result of the expiration of certain statutes offset by reserve additions during the year. The change in the tax contingency reserve in 2009 was the result of the expiration of certain statutes and the favorable resolution of other tax matters. The negative 15.8% impact on the effective tax rate in 2009 is due to the impact of the non-deductible goodwill impairment charges recorded in fiscal year 2009.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax liabilities:
Inventory	$(17.5)	$(16.9)
Depreciation	(8.9)	(12.5)
Intangibles	(25.0)	(18.5)

Total deferred tax liabilities	(51.4)	(47.9)
Deferred tax assets:
Accruals and reserves	43.1	40.5
Share-based payments	5.0	6.5
Derivative financial instruments	2.4	3.0
Other	1.4	1.1

Gross deferred tax assets	51.9	51.1

Less valuation allowance	(0.4)	—

Total deferred tax assets	51.5	51.1

Net deferred tax assets	$0.1	$3.2

Net deferred tax assets and liabilities are presented in the Consolidated Balance Sheet separately for each major tax jurisdiction. The net deferred tax assets and liabilities are presented in the Consolidated Balance Sheet as follows:

	2010	2009

Deferred tax assets:
Other current assets	$2.0	$4.1
Other, principally retirement plan assets	2.9	4.4

Net deferred tax assets	4.9	8.5
Deferred tax liabilities:
Deferred income taxes, current	3.6	3.4
Deferred income taxes, noncurrent	1.2	1.9

Net deferred tax liabilities	4.8	5.3

Net deferred tax assets	$0.1	$3.2

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. During the fiscal year ended July 3, 2010, we established a $0.4 million valuation allowance for deferred tax assets related to foreign net operating loss carry-forwards, which totaled $2.8 million.
We have no foreign tax credit carry-forwards as of July 3, 2010.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $59.1 million as of both July 3, 2010 and June 27, 2009. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries.
We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Net tax-related interest and penalties were immaterial for the years reported. As of July 3, 2010 and June 27, 2009, we had $1.8 million and $2.1 million, respectively, of accrued interest and penalties related to uncertain tax positions, of which $1.2 million and $1.2 million would favorably affect our effective tax rate in any future periods, if recognized.
We file income tax returns in the United States, Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2006 and 2005, respectively. With few exceptions, we are no longer subject to state and local income tax examinations prior to fiscal year 2006.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year 2010	Fiscal Year 2009

Beginning balance	$14.3	$15.4
Tax positions related to current year:
Gross increase	2.0	2.9
Gross decrease	—	—
Tax positions related to prior years:
Gross increase	0.8	0.5
Gross decrease	(0.1)	(0.4)
Settlements	—	(0.9)
Lapses in statutes of limitations	(4.2)	(3.2)

Ending balance	$12.8	$14.3

As of July 3, 2010 and June 27, 2009, the total amount of unrecognized tax benefits was $12.8 million and $14.3 million, respectively, of which $4.5 million and $4.0 million would favorably affect the effective tax rate, if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

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
Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. We have purchased life insurance contracts and other investments that could be used to fund the retirement benefits under this plan. The value of these insurance contracts and investments as of July 3, 2010 and June 27, 2009 were $9.6 million and $9.4 million, respectively.
We froze our Pension Plan and SERP effective January 1, 2007. Future growth in benefits has not occurred beyond December 31, 2006.
Applicable accounting standards require that the Consolidated Balance Sheet reflect the funded status of the pension and postretirement plans. The funded status of the plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all under-funded plans within other noncurrent liabilities. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in accrued liabilities. The measurement date of the plan assets coincides with our fiscal year end. The fair value of the plan assets is determined by reference to unadjusted quoted market prices that are available in active markets for the identical assets at the measurement date.
Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in “Accumulated other comprehensive income” in our Consolidated Balance Sheet. The difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income in the period in which they occur.
The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2011 is $2.0 million which is related primarily to net actuarial losses.
Obligations and Funded Status at July 3, 2010 and June 27, 2009

	Pension Plan		SERP
	2010	2009	2010	2009

Change in benefit obligation:
Projected benefit obligation, beginning of year	$52.3	$47.0	$10.8	$10.5
Service cost	—	—	—	—
Interest cost	3.5	3.3	0.7	0.7
Actuarial loss	13.0	3.4	2.3	0.1
Benefits paid	(1.9)	(1.4)	(0.5)	(0.5)

Projected benefit obligation, end of year	$66.9	$52.3	$13.3	$10.8

Change in plan assets:
Fair value of plan assets, beginning of year	$36.9	$44.2	$—	$—
Actual return on plan assets	3.6	(6.9)	—	—
Employer contributions	1.2	1.0	0.6	0.5
Benefits paid	(1.9)	(1.4)	(0.6)	(0.5)

Fair value of plan assets, end of year	$39.8	$36.9	$—	$—

Funded status-net amount recognized	$(27.1)	$(15.4)	$(13.3)	$(10.8)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plan		SERP
	2010	2009	2010	2009

Accrued benefit liability	$(27.1)	$(15.4)	$(13.3)	$(10.8)

Net amount recognized	$(27.1)	$(15.4)	$(13.3)	$(10.8)

	Pension Plan		SERP
	2010	2009	2010	2009

Accumulated other comprehensive loss related to:

Unrecognized net actuarial losses	$11.4	$13.8	$2.3	$0.2

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $66.9 million, $66.9 million and $39.8 million, respectively, as of July 3, 2010 and $52.3 million, $52.3 million and $36.9 million, respectively, as of June 27, 2009. No pension plans had plan assets in excess of accumulated benefit obligations at July 3, 2010 or June 27, 2009.
Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2010	2009	2008	2010	2009	2008

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	3.5	3.3	3.2	0.7	0.7	0.7
Expected return on assets	(3.0)	(3.5)	(3.7)	—	—	—
Amortization of net loss	1.0	—	—	—	—	—

Net periodic benefit cost (income)	$1.5	$(0.2)	$(0.5)	$0.7	$0.7	$0.7

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at July 3, 2010 and June 27, 2009:

	Pension Plan		SERP
	2010	2009	2010	2009

Discount rate	5.60%	6.90%	5.50%	6.90%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended July 3, 2010 and June 27, 2009:

	Pension Plan		SERP
	2010	2009	2010	2009

Discount rate	6.90%	7.20%	6.90%	7.05%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

We have a committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and the future expectations of returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of 7.75% and 8.00% expected return on plan assets for fiscal 2011 and 2010, respectively. As part of our assessment of the expected return on plan assets, we considered the recent decline in the global equity markets and concluded that these rates are appropriate.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Additional Information
The asset allocations in the pension plan at July 3, 2010 and June 27, 2009 are as follows:

	Target Asset	Actual Asset
	Allocations	Allocations
	2010	2010	2009

International equity	8-18%	10.7%	12.1%
Large cap equity	20-40	28.1	29.9
Small cap equity	3-13	7.3	7.4
Absolute Return Strategy Funds	10-20	15.5	16.4
Fixed income	20-30	28.2	34.2
Long/short equity fund	5-15	10.2	—

Total	100%	100%	100%

The asset allocation strategy for 2010 targets 20%-30% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complimentary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10% of assets, except for certain government backed securities.
Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations. We expect to contribute $2.5 million to our pension plan and $0.6 million to the SERP in fiscal year 2011.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP

2011	$1.6	$0.6
2012	1.8	0.7
2013	1.9	0.7
2014	2.0	0.7
2015	2.1	0.7
2016 and thereafter	13.8	3.9

Union Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“Union Plans”). We contributed $3.1 million, $3.2 million and $2.5 million in fiscal 2010, 2009 and 2008, respectively to such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional contributions, if any.
We are responsible for our proportional share of any unfunded vested benefits related to the Union Plans. Under the applicable accounting rules, we are not required to record a liability for our portion of the withdrawal liability, if any, until we exit from the plan. In fiscal year 2009, we exited from one multi-employer pension plan and recorded a liability of $1.0 million. In fiscal year 2010, local union members at another facility voted to leave their union which resulted in recording a pension liability of $0.8 million. There are two locations that are currently considering whether to leave their union. If the members at these locations vote to decertify their unions, the decertification will result in a partial withdrawal from their Union Plan and we will be required to record an estimated liability up to $1.3 million. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits.

401(k) Plan
All full-time non-union, U.S. employees are eligible to participate in a 401(k) plan. We match a portion of the employee’s salary reduction contributions and provide investment choices for the employee. The matching contributions under the 401(k) plan made prior to January 1, 2007 vest over a five-year employment period, while matching contributions made after that date vest immediately. We incurred matching contribution expense of $5.5 million in fiscal 2010, $7.0 million in fiscal 2009 and $7.9 million in fiscal 2008.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan (“DEFCO Plan”), we match a portion of designated employees’ contributions. Our matching contributions under the DEFCO Plan were $1.1 million in fiscal 2010, $1.3 million in fiscal 2009 and $1.5 million in fiscal 2008. The accumulated benefit obligation of $16.3 million as of July 3, 2010 and $14.9 million as of June 27, 2009 is included in “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in “Other assets” in the accompanying Consolidated Balance Sheets. Offsetting unrealized gains and losses are included in income on a current basis. At July 3, 2010 and June 27, 2009, the estimated fair value of the investments was $16.3 million and $14.9 million, and the cost of the investments was $17.0 million and $17.9 million, respectively.
13. Commitments and Contingencies
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation those described below.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of June 27, 2009 and July 3, 2010, we had reserves of approximately $4.6 million and $3.2 million respectively, related to these matters.
Descriptions of certain matters are as follows:
On February 19, 2010, we settled the previously disclosed matter brought against us by the Commissioner of Environmental Protection of the State of Connecticut. The aggregate settlement amount was within previously established reserves.
In August 2008, we became aware that our Des Moines, Iowa facility allegedly violated the facility’s wastewater treatment permit. In addition, we became aware that this facility allegedly did not properly report its wastewater sampling results to the City of Des Moines. We promptly brought this matter to the attention of the City of Des Moines Attorney’s office and the City of Des Moines water reclamation authority. We also immediately launched our own investigation. As part of our investigation, we learned, among other things, that the City of Des Moines’ water reclamation authority was aware of the situation and had referred this matter to the U.S. Environmental Protection Agency (“U.S. EPA”). The U.S. EPA has also referred this matter to the U.S. Attorneys’ office in Des Moines, Iowa. We have reached settlement with the Des Moines Metropolitan Wastewater Reclamation Authority and resolved this matter with the city. We are in the midst of resolving this matter with the U.S. EPA and the U.S. Attorney.
On July 24, 2008, the U.S. EPA inspected our facility in South Chicago, Illinois. As part of its inspections, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the overall environmental compliance and permitting of the facility. The U.S. EPA provided written record of its inspection findings to us and identified alleged noncompliance with certain provisions of the Resource Conservation and Recovery Act. The U.S. EPA has subsequently visited this facility. We have responded to the U.S. EPA and will continue to work cooperatively with the U.S. EPA to resolve this matter.

In the summer and fall of 2008, the U.S. EPA inspected our facility in Manchester, New Hampshire. As part of its inspection, the U.S. EPA identified certain alleged deficiencies with respect to the operations at this facility, including potential recordkeeping violations and opportunities to improve the facility’s overall environmental compliance and permitting. The U.S. EPA requested additional information regarding our Manchester and Portsmouth, New Hampshire facilities to evaluate compliance with the Clean Air Act and applicable state and federal regulations, and the U.S. EPA issued a testing order at the Manchester facility. We have completed the requested testing and submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, in September 2009, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We will continue to work cooperatively with the U.S. EPA to resolve this matter.
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
The following is a schedule as of July 3, 2010 of future minimum base rental payments for operating leases that had initial or remaining lease terms in excess of one year:

Operating Leases

2011	$22.3
2012	17.4
2013	13.9
2014	10.1
2015	7.1
2016 and thereafter	7.5

Total minimum lease payments	$78.3

Total rent expense for operating leases, including those with terms of less than one year, was $33.1 million in fiscal 2010, $32.1 million in fiscal 2009 and $30.0 million in fiscal 2008.
14. Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded identity apparel and facility services industry, which includes rental of garments, direct purchase items and non-apparel items such as floor mats, dust mops, wiping towels, selected linen items and restroom products. No single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States or Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations.

The segment income from operations includes the impact of an intercompany management fee which is self-eliminated in the total income from operations below. The annual intercompany management fee was $8.5 million, $9.5 million and $9.9 million for fiscal years 2010, 2009 and 2008, respectively.
Financial information by segment is as follows:

	United
	States	Canada	Elimination	Total

2010
Revenues	$688.0	$145.6	$—	$833.6
Income from operations	42.5	17.1	—	59.6
Interest expense	13.8	—	—	13.8
Total assets	758.5	136.1	(80.7)	813.9
Capital expenditures-net	15.9	0.8	—	16.7
Depreciation and amortization expense	34.5	5.7	—	40.2
Income tax expense	14.6	2.6	—	17.2
2009
Revenues	$789.4	$146.6	$—	$936.0
Income/(Loss) from operations	(87.1)	11.1	—	(76.0)
Interest expense	14.0	—	—	14.0
Total assets	809.7	137.8	(90.2)	857.3
Capital expenditures-net	20.1	3.2	—	23.3
Depreciation and amortization expense	38.6	5.7	—	44.3
Income tax expense/(benefit)	(21.5)	3.9	—	(17.6)
2008
Revenues	$820.3	$182.1	$—	$1,002.4
Income from operations	64.7	25.8	—	90.5
Interest expense	15.4	0.1	—	15.5
Total assets	983.1	171.2	(101.1)	1,053.2
Capital expenditures-net	27.2	(0.1)	—	27.1
Depreciation and amortization expense	41.3	7.1	—	48.4
Income tax expense	20.4	8.5	—	28.9

G&K Services, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves
(In millions)

		Additions
	Balance at	Charged to Costs	Charged to Other		Balance at
Description	Beginning of Year	and Expenses	Accounts	Deductions	End of Year

Allowance for Doubtful Accounts
July 3, 2010	$3.8	$2.5	$—	$3.2	$3.1

June 27, 2009	$4.5	$4.1	$—	$4.8	$3.8

June 28, 2008	$3.4	$3.6	$—	$2.5	$4.5

Inventory Reserve
July 3, 2010	$2.3	$0.4	$—	$0.3	$2.4

June 27, 2009	$2.2	$0.8	$—	$0.7	$2.3

June 28, 2008	$2.3	$0.7	$—	$0.8	$2.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.	CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2010. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 11.	EXECUTIVE COMPENSATION
Reference is made to information with respect to our Proxy Statement for the fiscal year 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to information with respect to our Proxy Statement for the fiscal year 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to information with respect to our Proxy Statement for the fiscal year 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV, ITEM 15
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report:
(1)	Financial Statements

The Consolidated Financial Statements of the Registrant are set forth in Item 8 of Part II of this report.

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information has been included elsewhere by reference in the financial statements and related notes.

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

10(a) Amended and Restated 1996 Director Stock Option Plan, as amended March 10, 2004 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on October 12, 2005).**

10(b) 1998 Stock Option and Compensation Plan, as amended November 7, 2002 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on September 26, 2002). **

10(c) Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors (incorporated by reference to Registrant’s Form 10-K filed September 15, 2005).

10(d) Form of Executive Employment Agreement between Registrant and each of Douglas Milroy, Robert Wood, and Jeffrey Wright, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**

10(e) 2006 Equity incentive plan (incorporated herein by reference to the Registrant’s Form 10-Q filed February 2, 2007).**

10(f) Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant’s exhibit 10.1 Form 8-K filed on October 6, 2008).

10(g) Form of Executive Employment Agreement between Registrant and Timothy N. Curran dated October 23, 2008 (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed on October 29, 2008).**

10(h) Form of Amended Executive Employment Agreement between Registrant and each of Timothy N. Curran, Douglas A. Milroy, Robert G. Wood and Jeffrey L. Wright, dated April 10, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed April 14, 2009). **

10(i) Form of Amended Executive Employment Agreement between Registrant and each of Douglas A. Milroy and Jeffrey L. Wright, dated May 7, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed May 13, 2009). **

10(j) Credit Agreement, dated July 1, 2009, by and among the Registrant, G&K Services Canada Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed July 2, 2009).

10(k) First Amendment, dated September 30, 2009, to the Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant’s exhibit 10.1 Form 8-K filed October 1, 2009).

10(l) Voluntary Facility Limit Reduction, dated June 21, 2010, in accordance with the terms of the Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant’s exhibit 10.1 Form 8-K filed June 22, 2010).

10(m) Terms of Non-Qualified Employee Stock Option (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(n) Terms of Non-Qualified Employee Stock Option for Chairman and CEO (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(o) Terms of Non-Qualified Non-Employee Director Stock Option (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(p) Terms of Restricted Stock Grant (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(q) Terms of Restricted Stock Grant with Three Year Cliff Vesting (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(r) Supplemental Executive Retirement Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(s) Executive Deferred Compensation Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(t) Amended and Restated Director’s Deferred Compensation Plan, dated August 25, 2005 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

21	Subsidiaries of G&K Services, Inc. *

23	Consent of Independent Registered Public Accounting Firm. *

24	Power of Attorney dated as of August 19, 2010. *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Footnotes:

*	Filed herewith

**	Compensatory plan or arrangement
(b)	Exhibits
See exhibits listed under Item 15(a)(3).
(c)	Financial Statement Schedules
See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2010	G&K SERVICES, INC. (Registrant)
	By:	/s/ Douglas A. Milroy
Douglas A. Milroy
Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 26th day of August, 2010, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Douglas A. Milroy	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Milroy

*	Director
John S. Bronson

*	Director
Lynn Crump-Caine

*	Director
J. Patrick Doyle

*	Director
Wayne M. Fortun

*	Director
Ernest J. Mrozek

*	Chairman of the Board and Director
M. Lenny Pippin

*	Director
Alice M. Richter

/s/ Jeffrey L. Wright	Executive Vice President, Chief Financial Officer and Director
Jeffrey L. Wright

/s/ Thomas J. Dietz	Vice President and Controller
Thomas J. Dietz

*By:	/s/ Douglas A. Milroy
Douglas A. Milroy
Attorney-in-fact