Form 10-Q
period 2010-10-02
G&K SERVICES INC
filed 2010-11-05
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Common Stock, par value $0.50 per share, outstanding
November 1, 2010 was 18,687,455 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	October 2,
	2010	July 3,
(In thousands)	(Unaudited)	2010

ASSETS
Current Assets
Cash and cash equivalents	$10,357	$8,774
Accounts receivable, less allowance for doubtful accounts of $3,397 and $3,118	84,022	82,754
Inventories, net	130,397	126,325
Other current assets	18,151	21,279

Total current assets	242,927	239,132

Property, Plant and Equipment, net	193,333	194,988
Goodwill	325,613	323,055
Other Assets	54,214	56,693

Total assets	$816,087	$813,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,278	$25,944
Accrued expenses	60,491	71,478
Deferred income taxes	3,708	3,557
Current maturities of long-term debt	990	1,023

Total current liabilities	92,467	102,002

Long-Term Debt, net of Current Maturities	156,481	160,398
Deferred Income Taxes	1,295	1,242
Accrued Income Taxes — Long Term	10,325	10,113
Other Noncurrent Liabilities	74,911	73,217

Stockholders’ Equity
Common stock, $0.50 par value	9,344	9,292
Additional paid-in capital	9,058	8,009
Retained earnings	452,190	444,986
Accumulated other comprehensive income	10,016	4,609

Total stockholders’ equity	480,608	466,896

Total liabilities and stockholders’ equity	$816,087	$813,868

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	October 2,	September 26,
(In thousands, except per share data)	2010	2009

Revenues
Rental operations	$186,370	$195,666
Direct sales	14,019	12,465

Total revenues	200,389	208,131

Operating Expenses
Cost of rental operations	125,003	138,430
Cost of direct sales	10,571	9,405
Selling and administrative	46,724	50,450

Total operating expenses	182,298	198,285

Income from Operations	18,091	9,846
Interest expense	2,647	3,711

Income before Income Taxes	15,444	6,135
Provision for income taxes	6,465	2,867

Net Income	$8,979	$3,268

Basic weighted average number of shares outstanding	18,289	18,223
Basic Earnings per Common Share	$0.49	$0.18

Diluted weighted average number of shares outstanding	18,356	18,269
Diluted Earnings per Common Share	$0.49	$0.18

Dividends per share	$0.095	$0.075

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	October 2,	September 26,
(In thousands)	2010	2009

Operating Activities:
Net income	$8,979	$3,268
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,398	10,243
Other adjustments	1,956	873
Changes in current operating items	(4,984)	(4,394)
Other assets and liabilities	(2,372)	226

Net cash provided by operating activities	12,977	10,216

Investing Activities:
Property, plant and equipment additions, net	(5,415)	(3,520)
Divestitures of business assets, net	—	1,402

Net cash used for investing activities	(5,415)	(2,118)

Financing Activities:
Payments of long-term debt	(251)	(7,238)
Payments on revolving credit facilities, net	(3,700)	(2,967)
Cash dividends paid	(1,775)	(1,385)
Net issuance of common stock, primarily under stock option plans	5	—
Purchase of common stock	(328)	(363)

Net cash used for financing activities	(6,049)	(11,953)

Increase/(Decrease) in Cash and Cash Equivalents	1,513	(3,855)
Effect of Exchange Rates on Cash	70	138

Cash and Cash Equivalents:
Beginning of period	8,774	13,136

End of period	$10,357	$9,419

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements
The Consolidated Condensed Financial Statements included herein, except for the July 3, 2010 balance sheet, which was derived from the audited Consolidated Financial Statements for the fiscal year ended July 3, 2010, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of October 2, 2010, and the results of our operations and our cash flows for the three months ended October 2, 2010 and September 26, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our latest report on Form 10-K.
The results of operations for the three-month periods ended October 2, 2010 and September 26, 2009 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that require recognition or disclosure.
The accounting policies we follow are set forth in Note 1 in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010. Additional significant accounting policies are identified below.

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
We review the estimated useful lives of our in-service inventory assets on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being modified to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate in fiscal year 2010 and the first quarter of fiscal year 2011 was not material.
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
We changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, during the fourth quarter of fiscal year 2010, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which has historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. The effect of this change was to increase revenue and income from operations by $4.0 million, net income by $2.6 million, basic and diluted earnings per common share by $0.14 in the first quarter of fiscal year 2011.
2.	Contingent Liabilities
Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of October 2, 2010 and July 3, 2010, we had reserves of approximately $2.6 million and $3.2 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three months ended October 2, 2010 and September 26, 2009.
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

We have not transferred any amounts between fair value levels during fiscal year 2011. In addition, we valued our level 2 assets and liabilities by reference to information provided by independent third parties for similar assets and liabilities in active markets.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of October 2, 2010 and July 3, 2010:

	As of October 2, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.0	$10.0
Non-qualified deferred compensation plan assets	17.4	—	17.4

Total assets	$17.4	$10.0	$27.4

Accrued expenses:
Derivative financial instruments	$—	$4.9	$4.9

Total liabilities	$—	$4.9	$4.9

	As of July 3, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total

Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$9.6	$9.6
Non-qualified deferred compensation plan assets	16.9	—	16.9

Total assets	$16.9	$9.6	$26.5

Accrued expenses:
Derivative financial instruments	$—	$5.2	$5.2

Total liabilities	$—	$5.2	$5.2

We do not have any level 3 assets or liabilities, and the fair value of cash, trade receivables and borrowings under the various credit agreements approximates the amounts recorded.
4.	Derivative Financial Instruments
All derivative financial instruments are recognized at fair value and are recorded in the “Other current assets” or “Accrued expenses” line items in the Consolidated Condensed Balance Sheets. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as a hedging relationship and on the type of the hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument (based on the exposure being hedged) as cash flow hedges. We do not have any derivative financial instruments that have been designated as either a fair value hedge or a hedge of a net investment in a foreign operation. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Condensed Statements of Cash Flows.
In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk and periodically commodity price risk and foreign exchange risk. Interest rate swap contracts are entered into to manage interest rate risk associated with our fixed and variable rate debt. Futures contracts on energy commodities are periodically entered into to manage the price risk associated with forecasted purchases of gasoline and diesel fuel used in our rental operations. We designate interest rate swap contracts as cash flow hedges of the interest expense related to variable rate debt and futures contracts on energy commodities as cash flow hedges of forecasted purchases of gasoline and diesel fuel.

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instrument is reported as a component of “Accumulated other comprehensive income” and reclassified into the Consolidated Condensed Statements of Operations in the same line item associated with the forecasted transaction and in the same period as the expenses from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.
We use interest rate swap contracts to limit exposure to changes in interest rates and to manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 74% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts as of October 2, 2010.
In addition, we occasionally purchase fuel commodity futures contracts to limit exposure to energy prices and effectively hedge a portion of our anticipated gasoline and diesel fuel purchases. The objective of any hedge is to reduce the variability of cash flows associated with the forecasted purchases of those commodities without an exchange of the underlying commodity. Approximately 3% of our anticipated gasoline and diesel fuel purchases for the next twelve months are hedged using futures contracts as of October 2, 2010.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
We do not have any material assets related to derivatives as of October 2, 2010 and July 3, 2010.
We do have liabilities associated with derivatives, and the following table summarizes the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts, which have been designated as cash flow hedging instruments:

		Liability Derivatives Fair Value
		October 2,	July 3,
Relationship:	Balance Sheet Classification:	2010	2010

Interest rate swap contracts	Accrued expenses	$4.9	$5.0
Fuel commodity futures contracts	Accrued expenses	—	0.2

Total derivatives designated as cash flow hedging instruments		$4.9	$5.2

As of October 2, 2010 and July 3, 2010, all derivative financial instruments were designated as hedging instruments.
For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to “Interest expense”. Of the $3.5 million net loss deferred in accumulated other comprehensive income as of October 2, 2010, a $2.2 million loss is expected to be reclassified to interest expense in the next twelve months.
As of October 2, 2010, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $95.0 million notional amount, none of which are forward starting interest rate swap contracts. Of the $95.0 million notional amount, $45.0 million matures in the next 12 months, $25.0 million matures in 13-24 months and $25.0 million matures in 25-36 months. The average rate on the $95.0 million of interest rate swap contracts was 4.0% as of October 2, 2010. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
As our fuel commodity futures contracts qualify for cash flow hedge designation, the related gains or losses on these contracts are deferred as a component of other comprehensive income or loss (net of related income taxes) until the expense is recognized on the hedged commodity. Upon purchase of the hedged commodity, the other comprehensive income or loss is reclassified to the “Cost of rental operations” line item in the Consolidated Condensed Statements of Operations. The amount deferred in accumulated other comprehensive income as of October 2, 2010 is $0.
As of October 2, 2010, we had fuel commodity futures contracts to pay fixed prices of unleaded gasoline and diesel fuel and receive variable prices based on the Department of Energy (DOE) index on 0.1 million gallons, all of which will occur in the next twelve months. The weighted average fixed price on the 0.1 million gallons of fuel commodity futures contracts was $2.96 per gallon as of October 2, 2010. These commodity contracts have been designated as highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Condensed Statements of Operations for the three months ended October 2, 2010 and September 26, 2009 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Gain or (Loss) Recognized in
	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended
Relationship:	October 2, 2010	September 26, 2009

Interest rate swap contracts	$(0.5)	$(0.8)
Fuel commodity futures contracts	—	(0.3)

Total derivatives designated as cash flow hedging instruments	$(0.5)	$(1.1)

		Amount of Gain or (Loss) Reclassified From
		Accumulated Other Comprehensive Income (Loss)
		to Consolidated Statements of Operations
	Statement of Operations	Three Months Ended
Relationship:	Classification:	October 2, 2010	September 26, 2009

Interest rate swap contracts	Interest expense	$(0.7)	$(0.9)
Fuel commodity futures contracts	Cost of rental operations	(0.1)	—

Total derivatives designated as cash flow hedging instruments		$(0.8)	$(0.9)

5.	Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in the most efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels.
During the first quarter of fiscal year 2010, we aligned our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the “Selling and administrative” line item. Of the $1.4 million in severance, substantially all was paid by October 2, 2010 and was primarily recorded in our United States operating segment.
There were no comparable actions taken in the first quarter of fiscal year 2011.
6.	Income Taxes
Our effective tax rate decreased to 41.9% in the first quarter of fiscal 2011 from 46.7% in the same period of fiscal 2010. The tax rates for both years were higher than our statutory rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the current period tax rate was lower than the prior period tax rate primarily due to a decrease in the amount of deferred tax asset write-offs related to equity compensation and the leverage associated with these write-offs spread over a higher pre-tax income base.

7.	Per Share Data
Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed similarly to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method and non-vested restricted stock.

	Three Months Ended
	October 2, 2010	September 26, 2009

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.3	18.2

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.1	0.1

Shares used in computation of diluted earnings per share	18.4	18.3

We excluded potential common shares related to our outstanding equity compensation grants of 1.6 million and 2.0 million for the three months ended October 2, 2010 and September 26, 2009, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8.	Comprehensive Income
For the three months ended October 2, 2010 and September 26, 2009, the components of comprehensive income were as follows:

	Three Months Ended
	October 2, 2010	September 26, 2009

Net income	$9.0	$3.3
Other comprehensive income:
Foreign currency translation adjustments, net of tax	5.1	6.8
Derivative financial instruments (loss) recognized, net of tax	(0.5)	(1.1)
Derivative financial instruments gain reclassified, net of tax	0.8	0.9

Total comprehensive income	$14.4	$9.9

9.	Inventories
The components of inventory as of October 2, 2010 and July 3, 2010 are as follows:

	October 2,	July 3,
	2010	2010

Raw Materials	$8.4	$7.5
Work in Process	0.9	0.5
Finished Goods	46.9	49.0

New Goods	$56.2	$57.0

Merchandise In Service	$74.2	$69.3

Total Inventories	$130.4	$126.3

10.	Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total

Balance as of July 3, 2010	$259.7	$63.4	$323.1
Foreign currency translation and other	—	2.5	2.5

Balance as of October 2, 2010	$259.7	$65.9	$325.6

Our other intangible assets, which are included in “Other assets” on the Consolidated Condensed Balance Sheet, are as follows:

	October 2,	July 3,
	2010	2010

Other Intangible Assets:
Customer contracts	$114.7	$114.0
Accumulated amortization	(93.7)	(91.7)

Net	$21.0	$22.3

Non-competition agreements	$11.1	$11.1
Accumulated amortization	(10.9)	(10.8)

Net	$0.2	$0.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.
Amortization expense was $1.5 million and $1.6 million for the three months ended October 2, 2010 and September 26, 2009, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of October 2, 2010 is as follows:

2011 remaining	$4.3
2012	5.2
2013	4.1
2014	2.9
2015	2.0
2016	1.4
11.	Long-Term Debt
We have a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. Borrowings in U.S. dollars under this credit facility will, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.
As of October 2, 2010, borrowings outstanding under the revolving credit facility were $60.8 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of October 2, 2010, letters of credit outstanding against the revolver totaled $23.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of October 2, 2010:

	Required	Actual

Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.62
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	8.74
Minimum Net Worth	$315.1	$480.6
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of October 2, 2010 bear interest at a weighted average all-in rate of 2.80% (LIBOR plus 2.50%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At October 2, 2010 this fee was 0.30% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of October 2, 2010, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.89% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with the previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we will now pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility and customary with transactions of this nature, our eligible accounts receivable are sold to a subsidiary.
As of October 2, 2010, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.15%. Additionally, no letters of credit were outstanding under this facility on this date. The facility expires on September 26, 2012.
See Note 4 to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
12.	Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.4 million for each of the three months ended October 2, 2010 and September 26, 2009. The number of options exercised and restricted stock vested since July 3, 2010, was 0.1 million shares.

13.	Employee Benefit Plans
On December 31, 2006, we froze our pension and supplemental executive retirement plans. The net periodic pension cost for these plans for the three months ended October 2, 2010 and September 26, 2009 was $0.9 million and $0.6 million, respectively.

The components of net periodic pension cost for these plans for the three months ended October 2, 2010 and September 26, 2009 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended

	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Interest cost	$1.0	$0.9	$0.2	$0.2
Expected return on assets	(0.8)	(0.8)	—	—
Loss	0.5	0.3	—	—

Net periodic pension cost	$0.7	$0.4	$0.2	$0.2

14.	Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded work apparel and facility services industry. During the three months ended October 2, 2010 and for the same period of the prior fiscal year, no single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States or Canada.

Income from operations includes the impact of an intercompany management fee charged to Canada, which is self-eliminated in the total income from operations below. This intercompany management fee was approximately $2.2 million and $2.4 million for the three months ended October 2, 2010 and September 26, 2009, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three-month periods ended October 2, 2010 and September 26, 2009 is as follows:

	United
	States	Canada	Elimination	Total

First Quarter Fiscal Year 2011:
Revenues	$167.1	$33.3	$—	$200.4
Income from operations	14.6	3.5	—	18.1
Total assets	756.4	140.4	(80.7)	816.1
Depreciation and amortization expense	8.2	1.2	—	9.4
First Quarter Fiscal Year 2010:
Revenues	$173.3	$34.8	$—	$208.1
Income from operations	8.2	1.6	—	9.8
Total assets	798.5	141.0	(87.5)	852.0
Depreciation and amortization expense	8.8	1.4	—	10.2
15.	Stock Repurchase
As of October 2, 2010, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007. We did not repurchase any shares under this program in fiscal year 2010 or fiscal year 2011. We have approximately $57.9 million remaining under this authorization.

16.	Restricted Stock Unit Withholdings
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
The severe decline in customer employment levels affected our ability to generate revenue growth and adversely impacted our revenue levels. As a result, we adjusted our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we realigned our workforce, closed several production and branch facilities and divested certain operations. We are continuously assessing our business and making adjustments as necessary.
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
Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and uncertainties. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010 for additional discussion of the application of these and other accounting policies.
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
We review the estimated useful lives of our in-service inventory assets on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being modified to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate in fiscal year 2010 and the first quarter of fiscal year 2011 was not material.
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
We changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, during the fourth quarter of fiscal year 2010, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which has historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. The effect of this change was to increase revenue and income from operations by $4.0 million, net income by $2.6 million, basic and diluted earnings per common share by $0.14 in the first quarter of fiscal year 2011.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three-month periods ended October 2, 2010 and September 26, 2009, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Percentage
	Ended		Change
			Three Months
	October 2,	September 26,	Fiscal Year 2011
	2010	2009	vs. Fiscal Year 2010

Revenues:
Rental operations	93.0%	94.0%	(4.8)%
Direct sales	7.0	6.0	12.5

Total revenues	100.0	100.0	(3.7)

Expenses:
Cost of rental operations	67.1	70.7	(9.7)
Cost of direct sales	75.4	75.5	12.4

Total cost of sales	67.7	71.0	(8.3)

Selling and administrative	23.3	24.2	(7.4)

Income from operations	9.0	4.7	83.7

Interest expense	1.3	1.8	(28.7)

Income before income taxes	7.7	2.9	151.7
Provision for income taxes	3.2	1.4	125.5

Net income	4.5%	1.6%	174.8%

Three months ended October 2, 2010 compared to three months ended September 26, 2009
Revenues. Total revenue in the first quarter of fiscal 2011 decreased 3.7% to $200.4 million from $208.1 million in the first quarter of fiscal 2010.
Rental revenue decreased $9.3 million, or 4.8% in the first quarter of fiscal 2011 compared to the same period of the prior fiscal year. Our organic rental growth rate was negative 3.5% compared to negative 14.0% in the same period of the prior fiscal year. Our organic rental growth rate, while still negative, reflects a continuing improvement in business execution and economic environment over fiscal year 2010. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental growth rate reflects changes in our existing rental business and is therefore useful in analyzing our financial condition and results of operations. In addition, rental revenue was positively impacted by $1.8 million or 0.9% compared to the prior year due to the favorable impact of foreign currency translation rates and $4.0 million due to the modification of our revenue recognition as a result of changes to our business practices regarding certain in-service towel and linen inventory. These positive impacts were offset by the divestiture of several operations that resulted in a decrease in rental revenue of approximately $8.3 million or 4.2%.
Direct sale revenue increased 12.5% to $14.0 million in the first quarter of fiscal 2011 compared to $12.5 million in the same period of fiscal 2010. The organic direct sale growth rate during the current period was approximately 6.0%.
Cost of Rental. Cost of rental operations decreased 9.7% to $125.0 million in the first quarter of fiscal 2011 from $138.4 million in the same period of fiscal 2010. As a percentage of rental revenue, our gross margin from rental operations increased to 32.9% in the first quarter of fiscal 2011 from 29.3% in the same period of fiscal 2009. This 360 basis point change in rental gross margin includes 150 basis points related to the modification of our revenue recognition policy noted previously. The remaining 210 basis point improvement in rental gross margin was primarily the result of better execution, which has led to lower merchandise costs, improved production and delivery cost efficiencies, increased earnings from specific location profit improvement actions and the divestiture of certain non-core businesses. These actions have resulted primarily in lower labor, fringe benefits and merchandise costs. These improvements were partially offset by the impact of fixed costs over a lower revenue base and a $1.0 million charge, in the first quarter of fiscal 2011, associated with the partial withdrawal from a multi-employer pension plan resulting from the decertification of unions in two locations.
Cost of Direct Sales. Cost of direct sales increased to $10.6 million in the first quarter of fiscal 2011 from $9.4 million in the same period of fiscal 2010 due to a higher revenue volume in the current year. Gross margin from direct sales of 24.6% in the first quarter of fiscal 2011 was comparable to the 24.5% reported in the first quarter of fiscal 2010.
Selling and Administrative. Selling and administrative expenses decreased 7.4% to $46.7 million in the first quarter of fiscal 2011 from $50.5 million in the same period of fiscal 2010. As a percentage of total revenues, selling and administrative expenses decreased to 23.3% in the first quarter of fiscal 2011 from 24.2% in the first quarter of fiscal 2010. The decrease was primarily due to $1.4 million of severance expense incurred in fiscal year 2010 that did not reoccur in fiscal year 2011.
Interest Expense. Interest expense was $2.6 million in the first quarter of fiscal 2011, down from $3.7 million in the same period of fiscal 2010. The decrease in interest expense is primarily the result of lower average debt balances.
Provision for Income Taxes. Our effective tax rate decreased to 41.9% in the first quarter of fiscal 2011 from 46.7% in the same period of fiscal 2010. The tax rates for both years were higher than our statutory rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the current period tax rate was lower than the prior period tax rate primarily due to a decrease in the amount of deferred tax asset write-offs related to equity compensation and the leverage associated with these write-offs spread over a higher pre-tax income base.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Working capital at October 2, 2010 was $150.5 million, up approximately 9.7% from $137.1 million at July 3, 2010.

Operating Activities. Net cash provided by operating activities was $13.0 million in the first three months of fiscal 2011 and $10.2 million in the same period of fiscal 2010. Cash generated from operating activities increased primarily due to higher net income, which was partially offset by higher incentive compensation payouts in the current year compared to the prior year period.
Investing Activities. Net cash used by investing activities was $5.4 million in the first three months of fiscal 2011 and $2.1 million in the same period of fiscal 2010. In fiscal 2011 and 2010, cash was used primarily for purchases of property, plant and equipment. The increase in fiscal year 2011 from the prior fiscal year is due to higher capital expenditures in the current year.
Financing Activities. Cash used by financing activities was $6.0 million in the first three months of fiscal 2011 and $12.0 million in the same period of fiscal 2010. Cash used by financing activities in fiscal 2011 decreased compared to fiscal year 2010 due to increasing our cash balances instead of paying down debt. In the first quarter of fiscal year 2011 we increased the quarterly dividend payout on our shares of common stock from $0.075 per share to $0.095 per share. As a result, we paid dividends of $1.8 million during the first three months of fiscal 2011, compared to $1.4 million for the same period in fiscal 2010.
We have a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. Borrowings in U.S. dollars under this credit facility will, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.
As of October 2, 2010, borrowings outstanding under the revolving credit facility were $60.8 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, working capital needs and to provide up to $50.0 million in letters of credit. As of October 2, 2010, letters of credit outstanding against the revolver totaled $23.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of October 2, 2010:

	Required	Actual

Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.62
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	8.74
Minimum Net Worth	$315.1	$480.6
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of October 2, 2010 bear interest at a weighted average all-in rate of 2.80% (LIBOR plus 2.50%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At October 2, 2010 this fee was 0.30% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of October 2, 2010, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.89% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with the previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we will now pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility and customary with transactions of this nature, our eligible accounts receivable are sold to a subsidiary.
As of October 2, 2010, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.15%. Additionally, no letters of credit were outstanding under this facility on this date. The facility expires on September 26, 2012.
See Note 4 to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
At October 2, 2010, we had approximately $235.6 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $210.5 million due to debt covenants. Our revolving credit facility contributes $190.5 million of liquidity while our accounts receivable securitization facility contributes $20.0 million. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2011 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2011 will be approximately $20 to $30 million.
Off Balance Sheet Arrangements
At October 2, 2010, we had $23.6 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over an employee’s approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.7 million and $0.4 million for the three months ended October 2, 2010 and September 26, 2009, respectively. At July 3, 2010, the fair value of our pension plan assets totaled $39.8 million.
Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits has not occurred beyond December 31, 2006.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience may differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 3, 2010, we estimated that the pension plan assets will generate a long-term rate of return of 7.75%. This rate was developed by evaluating input from our outside actuary as well as long-term inflation assumptions. The expected long-term rate of return on plan assets at July 3, 2010 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2011 pension expense by approximately $0.2 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.60% at July 3, 2010. The discount rate is determined in consultation with our outside actuary based upon reference to a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 5.60% to 5.10%) would increase our accumulated benefit obligation at July 3, 2010 by approximately $6.2 million.
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. As part of our assessment of the expected return on plan assets, we considered several factors, including our historical asset performance, which included the recent decline in the global equity markets, and concluded that a 7.75% long term rate was appropriate.
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
In the first quarter of fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from their Union Plan and triggered a charge of $1.0 million that was recorded in the first quarter of fiscal year 2011.
If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurred. Based upon the most recent information available from the trustees managing the Union Plans, our share of the unfunded vested benefits for the remaining plans is estimated to be approximately $19.0 to $25.0 million.
Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in the most efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels.
During the first quarter of fiscal year 2010, we aligned our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the “Selling and administrative” line item. Of the $1.4 million in severance, substantially all was paid by October 2, 2010 and was primarily recorded in our United States operating segment.
There were no comparable actions taken in the first quarter of fiscal year 2011.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. We are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of October 2, 2010 and July 3, 2010, we had reserves of approximately $2.6 million and $3.2 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three months ended October 2, 2010 and September 26, 2009.
While we cannot predict the outcome of these matters with certainty, we currently do not expect any of these matters to have a material adverse effect on our results of operations or financial position. However, while we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves, and these losses could be material.

Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option grants are for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.4 million for each of the three months ended October 2, 2010 and September 26, 2009. The number of options exercised and restricted stock vested since July 3, 2010, was 0.1 million shares.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements, to manage interest rate risk on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at October 2, 2010 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at October 2, 2010 was an unrealized loss of $4.9 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at October 2, 2010. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $8.8 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.3 million or 3.8%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.2 million or 2.4%.

Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs and, at times, we use derivative financial instruments to manage the risk that changes in gasoline costs will have on our future financial results. Periodically, we purchase fuel commodity futures contracts to effectively hedge a portion of anticipated actual energy purchases. Under these contracts, we agree to exchange, at specified intervals, the difference between fixed and floating commodity prices calculated by reference to an agreed-upon notional principal amount.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at October 2, 2010, hedged gallons of 0.1 million (including unleaded and diesel), and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.1 million.
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
On September 2, 2010, with the U.S. Attorney and the U.S. Environmental Protection Agency (U.S. EPA), we agreed to resolve the previously disclosed matter regarding alleged wastewater permit violations at our Des Moines, Iowa facility. We expect to finally resolve this issue in the near-term and expect that the aggregate settlement amount will be within previously established reserves.
U.S. EPA previously identified certain alleged deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.
The U.S. EPA has likewise previously identified certain alleged deficiencies with respect to the operations at our Manchester, New Hampshire facility, and it issued a related testing order. We have completed the requested testing and submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We will continue to work cooperatively with the U.S. EPA to resolve this matter.
While we cannot predict the outcome of these matters with certainty, we currently do not expect any of these matters to have a material adverse effect on our results of operations or financial position. However, while we believe the possibility is remote, there is the potential that we may incur additional losses in excess of established reserves, and these losses could be material.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 3, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.
ITEM 6. EXHIBITS
a.	Exhibits

10.1 Second Amended and Restated Loan Agreement, dated September 29, 2010 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and SunTrust Bank (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed October 4, 2010).

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

G&K SERVICES, INC. (Registrant)
Date: November 5, 2010	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)