Form 10-Q
period 2011-01-01
G&K SERVICES INC
filed 2011-02-04
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common Stock, par value $0.50 per share, outstanding
January 31, 2011 was 18,691,859 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	January 1,	July 3,
	2011	2010
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,560	$8,774
Accounts receivable, less allowance for doubtful accounts of $3,761 and $3,118	88,858	82,754
Inventories, net	138,969	126,325
Other current assets	17,678	21,279

Total current assets	259,065	239,132

Property, Plant and Equipment, net	191,145	194,988
Goodwill	327,318	323,055
Other Assets	57,069	56,693

Total assets	$834,597	$813,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,346	$25,944
Accrued expenses	63,797	71,478
Deferred income taxes	3,808	3,557
Current maturities of long-term debt	902	1,023

Total current liabilities	98,853	102,002

Long-Term Debt, net of Current Maturities	155,514	160,398
Deferred Income Taxes	1,330	1,242
Accrued Income Taxes — Long Term	10,106	10,113
Other Noncurrent Liabilities	76,218	73,217

Stockholders’ Equity
Common stock, $0.50 par value	9,343	9,292
Additional paid-in capital	10,084	8,009
Retained earnings	459,077	444,986
Accumulated other comprehensive income	14,072	4,609

Total stockholders’ equity	492,576	466,896

Total liabilities and stockholders’ equity	$834,597	$813,868

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 1,	December 26,	January 1,	December 26,
(In thousands, except per share data)	2011	2009	2011	2009
Revenues
Rental operations	$187,089	$191,313	$373,459	$386,979
Direct sales	17,003	15,047	31,022	27,512

Total revenues	204,092	206,360	404,481	414,491

Operating Expenses
Cost of rental operations	127,456	134,438	252,459	272,868
Cost of direct sales	12,852	11,186	23,423	20,591
Selling and administrative	47,176	46,458	93,900	96,908

Total operating expenses	187,484	192,082	369,782	390,367

Income from Operations	16,608	14,278	34,699	24,124
Interest expense	2,406	3,689	5,053	7,400

Income before Income Taxes	14,202	10,589	29,646	16,724
Provision for income taxes	5,538	3,423	12,003	6,290

Net Income	$8,664	$7,166	$17,643	$10,434

Basic weighted average number of shares outstanding	18,375	18,326	18,332	18,292
Basic Earnings per Common Share	$0.47	$0.39	$0.96	$0.57

Diluted weighted average number of shares outstanding	18,478	18,341	18,416	18,322
Diluted Earnings per Common Share	$0.47	$0.39	$0.96	$0.57

Dividends per share	$0.095	$0.075	$0.190	$0.150

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	January 1,	December 26,
(In thousands)	2011	2009
Operating Activities:
Net income	$17,643	$10,434
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	18,811	20,356
Other adjustments	2,838	(1,398)
Changes in current operating items	(9,826)	6,774
Other assets and liabilities	(5,215)	1,181

Net cash provided by operating activities	24,251	37,347

Investing Activities:
Property, plant and equipment additions, net	(10,776)	(6,728)
Divestitures of business assets, net	—	10,457

Net cash (used for)/provided by investing activities	(10,776)	3,729

Financing Activities:
Payments of long-term debt	(505)	(7,336)
Payments of revolving credit facilities, net	(4,500)	(31,067)
Cash dividends paid	(3,551)	(2,808)
Net issuance of common stock, primarily under stock option plans	96	—
Purchase of common stock	(335)	(373)

Net cash used for financing activities	(8,795)	(41,584)

Increase/(Decrease) in Cash and Cash Equivalents	4,680	(508)
Effect of Exchange Rates on Cash	106	163

Cash and Cash Equivalents:
Beginning of period	8,774	13,136

End of period	$13,560	$12,791

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements
The Consolidated Condensed Financial Statements included herein, except for the July 3, 2010 balance sheet, which was derived from the audited Consolidated Financial Statements for the fiscal year ended July 3, 2010, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of January 1, 2011, and the results of our operations for the three and six months ended and our cash flows for the six months ended January 1, 2011 and December 26, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our latest report on Form 10-K.
The results of operations for the three and six month periods ended January 1, 2011 and December 26, 2009 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that require recognition or disclosure.
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
Inventories
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service merchandise on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service merchandise which resulted in the estimated useful lives for the merchandise being modified to better reflect the estimated periods in which the merchandise will remain in service. The effect of the change in estimate in fiscal year 2010 and the first two quarters of fiscal year 2011 was not material.
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
We changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, during the fourth quarter of fiscal year 2010, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which has historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the three months ended January 1, 2011, the effect of this change increased revenue by $1.9 million, income from operations by $1.9 million, net income by $1.1 million and basic and diluted earnings per common share by $0.06. For the six months ended January 1, 2011, the effect of this change increased revenue by $5.9 million, income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20.
2.	Contingent Liabilities
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of January 1, 2011 and July 3, 2010, we had reserves of approximately $1.5 million and $3.2 million, respectively, related to various environmental-related matters. There was no expense for these matters for the three and six months ended January 1, 2011 and December 26, 2009.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
3.	Fair Value Measurements
Generally accepted accounting principles (GAAP) defines fair value, establishes a framework for measuring fair value and establishes disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed under GAAP contains the following three levels:
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
We have not transferred any items between fair value levels during fiscal year 2011. In addition, we valued our level 2 assets and liabilities by reference to information provided by independent third parties for similar assets and liabilities in active markets.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis as of January 1, 2011 and July 3, 2010:

	As of January 1, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.1	$10.1
Non-qualified deferred compensation plan assets	19.6	—	19.6

Total assets	$19.6	$10.1	$29.7

Accrued expenses:
Derivative financial instruments	$—	$4.0	$4.0

Total liabilities	$—	$4.0	$4.0

	As of July 3, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$9.6	$9.6
Non-qualified deferred compensation plan assets	16.9	—	16.9

Total assets	$16.9	$9.6	$26.5

Accrued expenses:
Derivative financial instruments	$—	$5.2	$5.2

Total liabilities	$—	$5.2	$5.2

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
In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk, and periodically energy cost price risk and foreign exchange risk. Interest rate swap contracts are entered into to manage interest rate risk associated with our fixed and variable rate debt. Futures contracts on energy commodities are periodically entered into to manage the price risk associated with forecasted purchases of gasoline and diesel fuel used in our rental operations. We designate interest rate swap contracts as cash flow hedges of the interest expense related to variable rate debt and futures contracts on energy commodities as cash flow hedges of forecasted purchases of gasoline and diesel fuel.
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
We use interest rate swap contracts to limit exposure to changes in interest rates and to manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize effectively modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 74% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts as of January 1, 2011.
As of January 1, 2011, none of our anticipated gasoline and diesel fuel purchases for the next twelve months are hedged.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
We do not have any material assets related to derivatives as of January 1, 2011 and July 3, 2010.
We do have liabilities associated with derivatives, and the following table summarizes the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts, which have been designated as cash flow hedging instruments:

		Liability Derivatives Fair Value
		January 1,	July 3,
Relationship:	Balance Sheet Classification:	2011	2010
Interest rate swap contracts	Accrued expenses	$4.0	$5.0
Fuel commodity futures contracts	Accrued expenses	—	0.2

Total derivatives designated as cash flow hedging instruments		$4.0	$5.2

As of January 1, 2011 and July 3, 2010, all derivative financial instruments were designated as hedging instruments.
For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to “Interest expense.” Of the $2.8 million net loss deferred in accumulated other comprehensive income as of January 1, 2011, a $2.0 million loss is expected to be reclassified to interest expense in the next twelve months.

As of January 1, 2011, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $95.0 million notional amount, none of which are forward starting interest rate swap contracts. Of the $95.0 million notional amount, $45.0 million matures in 12 months, $25.0 million matures in 13-24 months and $25.0 million matures in 25-36 months. The average rate on the $95.0 million of interest rate swap contracts was 4.0% as of January 1, 2011. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.
The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Condensed Statements of Operations for the three and six months ended January 1, 2011 and December 26, 2009 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Gain or (Loss) Recognized in Accumulated Other
	Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
Relationship:	2011	2009	2011	2009
Interest rate swap contracts	$—	$(0.4)	$(0.5)	$(1.2)
Fuel commodity futures contracts	—	0.2	—	(0.1)

Total derivatives designated as cash flow hedging instruments	$—	$(0.2)	$(0.5)	$(1.3)

		Amount of Gain or (Loss) Reclassified From
		Accumulated Other Comprehensive Income (Loss) to
		Consolidated Statements of Operations
		Three Months Ended		Six Months Ended
	Statement of Operations	January 1,	December 26,	January 1,	December 26,
Relationship:	Classification:	2011	2009	2011	2009
Interest rate swap contracts	Interest expense	$(0.7)	$(1.0)	$(1.4)	$(1.8)
Fuel commodity futures contracts	Cost of rental operations	—	—	(0.1)	—

Total derivatives designated as cash flow hedging instruments		$(0.7)	$(1.0)	$(1.5)	$(1.8)

5.	Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in the most efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels.
During the first quarter of fiscal year 2010, we aligned our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the “Selling and administrative” line item in the financial statements of our United States operating segment.
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
There were no exit, disposal or related activities in fiscal year 2011.
6.	Income Taxes
Our effective tax rate increased to 40.5% in the first two quarters of fiscal 2011 from 37.6% in the same period of fiscal 2010. The current year tax rate is higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the prior year tax rate was lower due to the adjustment of deferred tax liabilities related to Canada and the enactment of a provincial tax rate reduction, offset by the reduction of a deferred tax asset associated with equity compensation.

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

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.4	18.3	18.3	18.3

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.1	—	0.1	—

Shares used in computation of diluted earnings per share	18.5	18.3	18.4	18.3

We excluded potential common shares related to our outstanding equity compensation grants of 1.2 million and 1.9 million for the three months ended January 1, 2011 and December 26, 2009, respectively, and 1.4 million and 2.0 million for the six months ended January 1, 2011 and December 26, 2009, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8.	Comprehensive Income
For the three and six month periods ended January 1, 2011 and December 26, 2009, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
Net income	$8.7	$7.2	$17.6	$10.4
Other comprehensive income:
Foreign currency translation adjustments, net of tax	3.3	4.9	8.5	11.8
Derivative financial instruments (loss) recognized, net of tax	—	(0.2)	(0.5)	(1.3)
Derivative financial instruments gain reclassified, net of tax	0.7	1.0	1.5	1.8

Total comprehensive income	$12.7	$12.9	$27.1	$22.7

9.	Inventories
The components of inventory as of January 1, 2011 and July 3, 2010 are as follows:

	January 1,	July 3,
	2011	2010
Raw Materials	$9.0	$7.5
Work in Process	1.6	0.5
Finished Goods	47.5	49.0

New Goods	$58.1	$57.0

Merchandise in Service	$80.9	$69.3

Total Inventories	$139.0	$126.3

10.	Goodwill and Intangible Assets

Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of July 3, 2010	$259.7	$63.4	$323.1
Foreign currency translation and other	0.1	4.1	4.2

Balance as of January 1, 2011	$259.8	$67.5	$327.3

Our other intangible assets, which are included in “Other assets” on the Consolidated Condensed Balance Sheet, are as follows:

	January 1,	July 3,
Other Intangible Assets:	2011	2010
Customer contracts	$115.1	$114.0
Accumulated amortization	(95.3)	(91.7)

Net	$19.8	$22.3

Non-competition agreements	$11.1	$11.1
Accumulated amortization	(10.9)	(10.8)

Net	$0.2	$0.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.
Amortization expense was $2.9 million and $3.1 million for the six months ended January 1, 2011 and December 26, 2009, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of January 1, 2011 is as follows:

2011 remaining	$2.7
2012	5.0
2013	3.8
2014	2.7
2015	1.9
2016	1.4

11.	Long-Term Debt
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

As of January 1, 2011, borrowings outstanding under the revolving credit facility were $60.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of January 1, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of January 1, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.59
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	9.86
Minimum Net Worth	$315.0	$492.6
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of January 1, 2011 bear interest at a weighted average all-in rate of 2.55% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At January 1, 2011 this fee was 0.25% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of January 1, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.89% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with the previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we will now pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.
As of January 1, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.16%. Additionally, $15.0 million of letters of credit were outstanding under this facility on this date, primarily related to our property and casualty insurance programs. The facility expires on September 26, 2012.
See Note 4 to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
12.	Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million for both the three months ended January 1, 2011 and December 26, 2009 and $2.4 million and $2.3 million for the six months ended January 1, 2011 and December 26, 2009, respectively. The number of options exercised and restricted stock vested since July 3, 2010, was 0.1 million shares.

13.	Employee Benefit Plans
On December 31, 2006, we froze our pension and supplemental executive retirement plans.
The components of net periodic pension cost for these plans for the three months ended January 1, 2011 and December 26, 2009 are as follows:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
Interest cost	$0.9	$0.9	$0.1	$0.2
Expected return on assets	(0.8)	(0.8)	—	—
Amortization of net loss	0.5	0.3	—	—

Net periodic pension cost	$0.6	$0.4	$0.1	$0.2

The components of net periodic pension cost for these plans for the six months ended January 1, 2011 and December 26, 2009 are as follows:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Six Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
Interest cost	$1.9	$1.8	$0.3	$0.4
Expected return on assets	(1.6)	(1.6)	—	—
Amortization of net loss	1.0	0.6	—	—

Net periodic pension cost	$1.3	$0.8	$0.3	$0.4

14.	Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded work apparel and facility services industry. During the three and six months ended January 1, 2011, and for the same periods of the prior fiscal year, no single customer accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States, Canada and Ireland.
Income from operations includes the impact of an intercompany management fee charged to Canada, which is self-eliminated in the total income from operations below. This intercompany management fee was approximately $2.2 million and $2.5 million for the three months ended January 1, 2011 and December 26, 2009, respectively and $4.4 million and $4.9 million for the six months ended January 1, 2011 and December 26, 2009, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended January 1, 2011 and December 26, 2009 is as follows:

	United
For the Three Months Ended	States	Canada	Elimination	Total
Second Quarter Fiscal Year 2011:
Revenues	$168.5	$35.6	$—	$204.1
Income from operations	13.7	2.9	—	16.6
Total assets	769.2	145.7	(80.3)	834.6
Depreciation and amortization expense	8.1	1.3	—	9.4
Second Quarter Fiscal Year 2010:
Revenues	$169.2	$37.2	$—	$206.4
Income from operations	10.2	4.1	—	14.3
Total assets	784.3	148.2	(89.9)	842.6
Depreciation and amortization expense	8.6	1.5	—	10.1

	United
For the Six Months Ended	States	Canada	Elimination	Total
Fiscal Year 2011:
Revenues	$335.6	$68.9	$—	$404.5
Income from operations	28.3	6.4	—	34.7
Total assets	769.2	145.7	(80.3)	834.6
Depreciation and amortization expense	16.3	2.5	—	18.8
Fiscal Year 2010:
Revenues	$342.5	$72.0	$—	$414.5
Income from operations	18.4	5.7	—	24.1
Total assets	784.3	148.2	(89.9)	842.6
Depreciation and amortization expense	17.4	3.0	—	20.4
15.	Stock Repurchase
As of January 1, 2011, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007. We did not repurchase any shares under this program in fiscal year 2010 or fiscal year 2011. We have approximately $57.9 million remaining under this authorization.
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
A decrease in customer employment levels associated with the recent recession has impacted our revenue. As a result, we periodically adjust our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we may realign our workforce, close a production or branch facility or divest operations. We are continuously assessing our business and making adjustments as necessary.
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
Inventories
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to three years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service merchandise on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service merchandise which resulted in the estimated useful lives for the merchandise being modified to better reflect the estimated periods in which the merchandise will remain in service. The effect of the change in estimate in fiscal year 2010 and the first two quarters of fiscal year 2011 was not material.
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
We changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, during the fourth quarter of fiscal year 2010, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which has historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the three months ended January 1, 2011, the effect of this change increased revenue by $1.9 million, income from operations by $1.9 million, net income by $1.1 million and basic and diluted earnings per common share by $0.06. For the six months ended January 1, 2011, the effect of this change increased revenue by $5.9 million, income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended January 1, 2011 and December 26, 2009, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Six Months		Percentage
	Ended		Ended		Change
					Three Months	Six Months
	January 1,	December 26,	January 1,	December 26,	FY 2011	FY 2011
	2011	2009	2011	2009	vs. FY 2010	vs. FY 2010
Revenues:
Rental operations	91.7%	92.7%	92.3%	93.4%	(2.2)%	(3.5)%
Direct sales	8.3	7.3	7.7	6.6	13.0	12.8

Total revenues	100.0	100.0	100.0	100.0	(1.1)	(2.4)

Expenses:
Cost of rental operations	68.1	70.3	67.6	70.5	(5.2)	(7.5)
Cost of direct sales	75.6	74.3	75.5	74.8	14.9	13.8

Total cost of sales	68.7	70.6	68.2	70.8	(3.7)	(6.0)

Selling and administrative	23.1	22.5	23.2	23.4	1.5	(3.1)

Income from operations	8.1	6.9	8.6	5.8	16.3	43.8

Interest expense	1.2	1.8	1.2	1.8	(34.8)	(31.7)

Income before income taxes	7.0	5.1	7.3	4.0	34.1	77.3
Provision for income taxes	2.7	1.7	3.0	1.5	61.8	90.8

Net income	4.2%	3.5%	4.4%	2.5%	20.9%	69.1%

Three months ended January 1, 2011 compared to three months ended December 26, 2009
Revenues. Total revenue in the second quarter of fiscal 2011 decreased 1.1% to $204.1 million from $206.4 million in the second quarter of fiscal 2010.
Rental revenue decreased $4.2 million, or 2.2% in the second quarter of fiscal 2011 compared to the same period of the prior fiscal year. This decrease was due to the divestiture of non-core operations in fiscal 2010 that resulted in decreased rental revenue of $4.8 million or 2.5% of revenue and to a lesser extent negative organic rental growth. These decreases were partially offset by the positive impact of the foreign currency translation rate of $1.6 million and the modification of our revenue recognition as a result of changes to our business practices regarding certain in-service towel and linen inventory of $1.9 million. Our organic rental growth rate was negative 1.0% compared to negative 14.0% in the same period of the prior fiscal year. Our organic rental growth rate, while still negative, reflects a continuing improvement in business execution. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental growth rate reflects changes in our existing rental business and is therefore useful in analyzing our financial condition and results of operations.
Direct sale revenue increased 13.0% to $17.0 million in the second quarter of fiscal 2011 compared to $15.0 million in the same period of fiscal 2010. This increase resulted from the addition of several large new accounts during the past 12 months and a strong outerwear promotion during the current quarter.
Cost of Rental. Cost of rental operations decreased 5.2% to $127.5 million in the second quarter of fiscal 2011 from $134.4 million in the same period of fiscal 2010. As a percentage of rental revenue, our gross margin from rental operations increased to 31.9% in the second quarter of fiscal 2011 from 29.7% in the same period of fiscal 2010. The 220 basis point improvement in gross margins includes 76 basis points related to the modification of our revenue recognition policy as previously noted. The remaining 144 basis point improvement in rental gross margin is the result of lower merchandise costs, lower compensation and benefit costs and improved earnings from continued location profit improvement actions. These lower costs were partially offset by higher energy costs in fiscal year 2011. In addition, the prior-year period also included $1.5 million associated with a union decertification at one location.
Cost of Direct Sales. Cost of direct sales increased to $12.9 million in the second quarter of fiscal 2011 from $11.2 million in the same period of fiscal 2010. Gross margin from direct sales decreased to 24.4% in the second quarter of fiscal 2011 from 25.7% in the same quarter of fiscal 2010. The decrease in direct sale margin was due primarily to a change in product mix and increasing product costs.
Selling and Administrative. Selling and administrative expenses increased 1.5% to $47.2 million in the second quarter of fiscal 2011 from $46.5 million in the same period of fiscal 2010. As a percentage of total revenues, selling and administrative expenses increased to 23.1% in the second quarter of fiscal 2011 from 22.5% in the second quarter of fiscal 2010. The increase in selling and administrative expenses is primarily the result of a $2.0 million net gain in the prior year related to the divestiture and impairment of certain business assets that did not reoccur in the current year.
Interest Expense. Interest expense was $2.4 million in the second quarter of fiscal 2011, a decrease from the $3.7 million reported in the same period of fiscal 2010. The decreased interest expense was primarily due to lower average debt balances in the second quarter of fiscal year 2011 compared to the same period of the prior year and lower effective interest rates.
Provision for Income Taxes. Our effective tax rate increased to 39.0% in the second quarter of fiscal 2011 from 32.3% in the same period of fiscal 2010. The current year tax rate is higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the prior year tax rate was lower due to the adjustment of deferred tax liabilities related to Canada and the enactment of a provincial tax rate reduction, offset by the reduction of a deferred tax asset associated with equity compensation.

Six months ended January 1, 2011 compared to six months ended December 26, 2009
Revenues. Total revenue for the first six months of fiscal 2011 decreased 2.4% to $404.5 million compared to $414.5 million for the same period in the prior fiscal year.
Rental revenue decreased $13.5 million, or 3.5% in the first six months of fiscal 2011 compared to the same period of the prior fiscal year. The decrease in rental revenue is due to the divestiture of certain non-core rental operations in fiscal 2010 that resulted in lower rental revenue of $13.1 million or 3.4% in fiscal year 2011 and to a lesser extent, negative organic rental growth. These items were partially offset by $3.6 million associated with the favorable impact of foreign currency translation rates during fiscal year 2011 and the modification of our revenue recognition policy as a result of changes to our business practices regarding certain in-service towel and linen inventory as previously discussed, which positively impacted revenue by $5.9 million during fiscal year 2011. Our organic rental growth rate was negative 2.25% compared to negative 14.0% in the same period of the prior fiscal year. Our organic rental growth rate, while still negative, reflects a continuing improvement in business execution.
Direct sale revenue increased 12.8% to $31.0 million in the first six months of fiscal 2011 compared to $27.5 million in the same period of fiscal 2010. This increase resulted from the addition of several large new accounts during the past 12 months and a strong outerwear promotion during the current quarter.
Cost of Rental. Cost of rental operations decreased 7.5% to $252.5 million in the first six months of fiscal 2011 from $272.9 million in the same period of fiscal 2010. As a percentage of rental revenue, our gross margin from rental sales increased to 32.4% in the first six months of fiscal 2011 from 29.5% in the same period of fiscal 2010. The 290 basis point increase from the prior year includes 110 basis points associated with the change in our revenue recognition policy previously discussed. The remaining 180 basis point improvement is the result of lower merchandise costs, lower compensation and benefit costs and improved earnings from continued location profit improvement actions. These lower costs were partially offset by higher energy costs in fiscal year 2011. In addition, the prior-year period also included $1.5 million associated with a union decertification at one location.
Cost of Direct Sales. Cost of direct sales increased to $23.4 million in the first six months of fiscal 2011 from $20.6 million in the same period of fiscal 2010. Gross margin from direct sales decreased to 24.5% in the second quarter of fiscal 2011 from 25.2% reported in the same period of fiscal 2010. The decrease in direct sale margin was due primarily to a change in product mix and increasing product costs.
Selling and Administrative. Selling and administrative expenses decreased 3.1% to $93.9 million in the first six months of fiscal 2011 from $96.9 million in the same period of fiscal 2010. As a percentage of total revenues, selling and administrative expenses decreased to 23.2% in the first six months of fiscal 2011 from 23.4% in the same period of fiscal 2010. In fiscal year 2010, we recorded a net gain of $2.0 million related to the divestiture and impairment of certain business assets which was partially offset by $1.4 million in severance recorded in fiscal year 2010.
Interest Expense. Interest expense was $5.1 million in the first six months of fiscal 2011, a decrease from the $7.4 million in the same period of fiscal year 2010. The decreased interest expense was due to lower average debt balances and lower effective interest rates.
Provision for Income Taxes. Our effective tax rate increased to 40.5% in the first six months of fiscal 2011 from 37.6% in the same period of fiscal 2010. The current year tax rate is higher than our statutory rate due to the write-off of deferred tax assets associated with equity compensation. The prior year tax rate was favorably impacted by the adjustment of deferred tax liabilities related to Canada and the enactment of a provincial tax rate reduction, offset by the write-off of deferred tax assets associated with equity compensation.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Working capital at January 1, 2011 was $160.2 million, up approximately 16.8% from $137.1 million at July 3, 2010.
Operating Activities. Net cash provided by operating activities was $24.3 million in the first six months of fiscal 2011 and $37.3 million in the same period of fiscal 2010. The decrease is primarily due to lower collections on accounts receivable and increased expenditures related to inventory, partially offset by higher net income.

Investing Activities. Net cash used for investing activities was $10.8 million in the first six months of fiscal 2011 and net cash provided by investing activities was $3.7 million in the same period of fiscal 2010. In fiscal year 2011, cash was used for purchases of property, plant and equipment. In fiscal year 2010, cash was provided by divestitures of business assets partially offset by capital expenditures.
Financing Activities. Cash used for financing activities was $8.8 million in the first six months of fiscal 2011 compared to $41.6 million in fiscal year 2010. The decrease is primarily due to debt reduction payments that occurred in fiscal year 2010 that did not reoccur in the current fiscal year. During the first six months of fiscal 2011 and 2010, we paid dividends of $3.6 million and $2.8 million, respectively.
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
As of January 1, 2011, borrowings outstanding under the revolving credit facility were $60.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of January 1, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of January 1, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.59
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	9.86
Minimum Net Worth	$315.0	$492.6
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of January 1, 2011 bear interest at a weighted average all-in rate of 2.55% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At January 1, 2011 this fee was 0.25% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of January 1, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.89% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with the previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we will now pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.

As of January 1, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.16%. Additionally, $15.0 million of letters of credit were outstanding under this facility on this date, primarily related to our property and casualty insurance programs. The facility expires on September 26, 2012.
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
At January 1, 2011, we had approximately $236.4 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $214.6 million due to debt covenants. Our revolving credit facility contributes $209.6 million of liquidity while our accounts receivable securitization facility contributes $5.0 million. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2011 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2011 will be approximately $20 to $30 million.
Off Balance Sheet Arrangements
At January 1, 2011, we had $23.6 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over an employee’s approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.6 million and $0.4 million in the second quarter of fiscal 2011 and 2010, respectively. At July 3, 2010, the fair value of our pension plan assets totaled $39.8 million.
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
In the second quarter of fiscal year 2010, local union members at a certain facility voted to leave their union, as a result, we recorded a pension liability of approximately $1.5 million during that quarter.
If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurred. Based upon the most recent information available from the trustees managing the Union Plans, our share of the unfunded vested benefits for the remaining plans is estimated to be approximately $23.0 to $29.0 million.
Exit, Disposal and Related Activities
We continuously monitor our operations and related cost structure to ensure that our resource levels are appropriate and from time to time take various actions to ensure that these resources are utilized in the most efficient manner. These actions may consist of facility closures, divestitures, expansions and increases or decreases in staffing levels.
During the first quarter of fiscal year 2010, we aligned our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs in the “Selling and administrative” line item in the financial statements of our United States operating segment.
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
There were no exit, disposal or related activities in fiscal year 2011.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain legal matters described in “Part II Item 1. Legal Proceedings” of this report.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of January 1, 2011 and July 3, 2010, we had reserves of approximately $1.5 million and $3.2 million, respectively, related to various environmental-related matters. There was no expense for these matters for the three and six months ended January 1, 2011 and December 26, 2009.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million for both the three months ended January 1, 2011 and December 26, 2009 and $2.4 million and $2.3 million for the six months ended January 1, 2011 and December 26, 2009, respectively. The number of options exercised and restricted stock vested since July 3, 2010, was 0.1 million shares.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements, to manage interest rate risk on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at January 1, 2011 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at January 1, 2011 was an unrealized loss of $4.0 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at January 1, 2011. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $8.3 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 4.3%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.2 million or 2.7%.

Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk we have historically utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of January 1, 2011, we have no outstanding derivative financial instruments. Periodically, we may utilize derivative financial instruments to manage gasoline and diesel fuel cost volatility.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at January 1, 2011 and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.2 million.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 7, 2011, with the U.S. Attorney and the U.S. Environmental Protection Agency (U.S. EPA), we resolved the previously disclosed matter regarding alleged wastewater permit violations at our Des Moines, Iowa facility. The aggregate settlement amount was within previously established reserves.
U.S. EPA previously identified certain alleged deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.
The U.S. EPA has likewise previously identified certain alleged deficiencies with respect to the operations at our Manchester, New Hampshire facility, and it issued a related testing order. We have completed the requested testing and submitted a test report to the U.S. EPA and the New Hampshire Department of Environmental Services (“NHDES”). Subsequently, the U.S. EPA issued a Notice of Violation alleging noncompliance with state and federal laws concerning air emissions and permitting. We continue to work cooperatively with the U.S. EPA to resolve this matter.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
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
Risks associated with the suppliers from whom our products are sourced, and the cost of those products, could adversely affect our operating results.
The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including, without limitation, labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner can be a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers’, failure to meet our supplier standards, labor problems experienced by our suppliers, the availability and cost of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.

ITEM 6. EXHIBITS
a. Exhibits

10.1	Restated Equity Incentive Plan (2010) (incorporated herein by reference to the Registrant’s Form S-8 filed December 8, 2010).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)
Date: February 4, 2011	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)