Form 10-Q
period 2011-04-02
G&K SERVICES INC
filed 2011-05-06
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Common Stock, par value $0.50 per share, outstanding
May 2, 2011 was 18,711,022 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	April 2,	July 3,
	2011	2010
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,838	$8,774
Accounts receivable, less allowance for doubtful accounts of $3,193 and $3,118	91,301	82,754
Inventories, net	145,797	126,325
Other current assets	15,702	21,279

Total current assets	274,638	239,132

Property, Plant and Equipment, net	188,576	194,988
Goodwill	329,475	323,055
Other Assets	61,305	56,693

Total assets	$853,994	$813,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,779	$25,944
Accrued expenses	71,506	71,478
Deferred income taxes	3,978	3,557
Current maturities of long-term debt	812	1,023

Total current liabilities	111,075	102,002

Long-Term Debt, net of Current Maturities	145,346	160,398
Deferred Income Taxes	1,524	1,242
Accrued Income Taxes — Long Term	13,144	10,113
Other Noncurrent Liabilities	77,797	73,217

Stockholders’ Equity
Common stock, $0.50 par value	9,356	9,292
Additional paid-in capital	11,138	8,009
Retained earnings	465,266	444,986
Accumulated other comprehensive income	19,348	4,609

Total stockholders’ equity	505,108	466,896

Total liabilities and stockholders’ equity	$853,994	$813,868

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues
Rental operations	$192,828	$185,606	$566,287	$572,585
Direct sales	17,515	13,339	48,537	40,851

Total revenues	210,343	198,945	614,824	613,436

Operating Expenses
Cost of rental operations	130,857	130,038	383,316	402,906
Cost of direct sales	13,169	9,664	36,592	30,255
Selling and administrative	50,364	45,289	144,264	142,197

Total operating expenses	194,390	184,991	564,172	575,358

Income from Operations	15,953	13,954	50,652	38,078
Interest expense	2,958	3,275	8,011	10,675

Income before Income Taxes	12,995	10,679	42,641	27,403
Provision for income taxes	5,029	3,642	17,032	9,932

Net Income	$7,966	$7,037	$25,609	$17,471

Basic weighted average number of shares outstanding	18,364	18,305	18,343	18,300
Basic Earnings per Common Share	$0.43	$0.38	$1.40	$0.95

Diluted weighted average number of shares outstanding	18,448	18,361	18,446	18,339
Diluted Earnings per Common Share	$0.43	$0.38	$1.39	$0.95

Dividends per share	$0.095	$0.075	$0.285	$0.225

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	April 2,	March 27,
(In thousands)	2011	2010
Operating Activities:

Net income	$25,609	$17,471
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	28,232	30,014
Other adjustments	3,919	(3,350)
Changes in current operating items	(4,791)	9,319
Other assets and liabilities	(3,952)	754

Net cash provided by operating activities	49,017	54,208

Investing Activities:
Property, plant and equipment additions, net	(15,465)	(12,249)
Divestitures of business assets, net	—	21,670

Net cash (used for)/provided by investing activities	(15,465)	9,421

Financing Activities:
Payments of long-term debt	(763)	(7,434)
Payments of revolving credit facilities, net	(14,500)	(54,210)
Cash dividends paid	(5,327)	(4,185)
Net issuance of common stock, primarily under stock option plans	259	7
Purchase of common stock	(342)	(388)

Net cash used for financing activities	(20,673)	(66,210)

Increase/(Decrease) in Cash and Cash Equivalents	12,879	(2,581)
Effect of Exchange Rates on Cash	185	(94)

Cash and Cash Equivalents:
Beginning of period	8,774	13,136

End of period	$21,838	$10,461

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements

The Consolidated Condensed Financial Statements included herein, except for the July 3, 2010 balance sheet, which was derived from the audited Consolidated Financial Statements for the fiscal year ended July 3, 2010, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of April 2, 2011, and the results of our operations for the three and nine months ended and our cash flows for the nine months ended April 2, 2011 and March 27, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three and nine month periods ended April 2, 2011 and March 27, 2010 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events through the date of filing this form 10-Q and have found none that require recognition or disclosure.

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

We review the estimated useful lives of our in-service merchandise on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service merchandise which resulted in the estimated useful lives for the merchandise being modified to better reflect the estimated periods in which the merchandise will remain in service. The effect of the change in estimate in fiscal year 2010 and the first three quarters of fiscal year 2011 was not material.

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

Revenue Recognition

Our rental operations business is largely based on written service agreements whereby we agree to pick-up soiled merchandise, launder and return it to our customers. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged uniforms and replacement fees for non-personalized merchandise that is lost or damaged. Direct sale revenue is recognized in the period in which the product is shipped. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the nine months ended April 2, 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. The change did not have a material impact on revenues, income from operations or net income for the three months ended April 2, 2011.

2.	Contingent Liabilities
Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of April 2, 2011 and July 3, 2010, we had reserves of approximately $1.7 million and $3.2 million, respectively, related to various environmental-related matters. Expense for these matters for the three and nine months ended April 2, 2011 and March 27, 2010 was not material.

We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

3.	Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value and establishes disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed under GAAP contains the following three levels:

Level 1 — unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.
Level 2 — other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•quoted prices for similar assets or liabilities in active markets;

•quoted prices for identical or similar assets in non-active markets;

•inputs other than quoted prices that are observable for the asset or liability; and

•inputs that are derived principally from or corroborated by other observable market data.

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis as of April 2, 2011 and July 3, 2010:

	As of April 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.3	$10.3
Non-qualified deferred compensation plan assets	21.4	—	21.4

Total assets	$21.4	$10.3	$31.7

Accrued expenses:
Derivative financial instruments	$—	$2.4	$2.4

Total liabilities	$—	$2.4	$2.4

	As of July 3, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$9.6	$9.6
Non-qualified deferred compensation plan assets	16.9	—	16.9

Total assets	$16.9	$9.6	$26.5

Accrued expenses:
Derivative financial instruments	$—	$5.2	$5.2

Total liabilities	$—	$5.2	$5.2

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

We use interest rate swap contracts to limit exposure to changes in interest rates and to manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 72% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts as of April 2, 2011.

As of April 2, 2011, none of our anticipated gasoline and diesel fuel purchases are hedged.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
We do not have any material assets related to derivatives as of April 2, 2011 and July 3, 2010.

We do have liabilities associated with derivatives, and the following table summarizes the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts, which have been designated as cash flow hedging instruments:

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	April 2, 2011	July 3, 2010
Interest rate swap contracts	Accrued expenses	$2.4	$5.0
Fuel commodity futures contracts	Accrued expenses	—	0.2

Total derivatives designated as cash flow hedging instruments		$2.4	$5.2

As of April 2, 2011 and July 3, 2010, all derivative financial instruments were designated as hedging instruments.

For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to “Interest expense.” Of the $1.8 million net loss deferred in accumulated other comprehensive income as of April 2, 2011, a $1.5 million loss is expected to be reclassified to interest expense in the next twelve months.

As of April 2, 2011, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $85.0 million notional amount, none of which are forward starting interest rate swap contracts. Of the $85.0 million notional amount, $45.0 million matures in 12 months, $25.0 million matures in 13-24 months and $15.0 million matures in 25-36 months. The average rate on the $85.0 million of interest rate swap contracts was 4.0% as of April 2, 2011. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness was not material to any period.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Condensed Statements of Operations for the three and nine months ended April 2, 2011 and March 27, 2010 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Gain or (Loss) Recognized in Accumulated
	Other
	Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
Relationship:	2011	2010	2011	2010
Interest rate swap contracts	$—	$(0.6)	$(0.5)	$(1.8)
Fuel commodity futures contracts	—	—	—	(0.1)

Total derivatives designated as cash flow hedging instruments	$—	$(0.6)	$(0.5)	$(1.9)

		Amount of Gain or (Loss) Reclassified From
		Accumulated Other Comprehensive Income (Loss)
		to Consolidated Statements of Operations
		Three Months Ended		Nine Months Ended
	Statement of Operations	April 2,	March 27,	April 2,	March 27,
Relationship:	Classification:	2011	2010	2011	2010
Interest rate swap contracts	Interest expense	$(1.0)	$(0.9)	$(2.4)	$(2.7)
Interest rate swap contracts	Selling and Administrative	—	(0.1)	—	(0.1)
Fuel commodity futures contracts	Cost of rental operations	—	—	(0.1)	—

Total derivatives designated as cash flow hedging instruments		$(1.0)	$(1.0)	$(2.5)	$(2.8)

The following table summarizes the amount of gain or loss recognized in the consolidated statement of operations for the three and nine months ended April 2, 2011 and March 27, 2010 related to derivative financial instruments not designated as hedging instruments.

		Amount of Gain or (Loss)
		Recognized in Consolidated Statement of Operations
	Statement of Operations	Three Months Ended		Nine Months Ended
Relationship:	Classification:	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Interest rate swap contracts	Selling and Administrative	$—	$(0.3)	$—	$(0.3)

5.	Exit, Disposal and Related Activities

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

In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non-core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the “Selling and administrative” line in the Consolidated Condensed Statements of Operations.

In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the “Selling and administrative” line in the Consolidated Condensed Statements of Operations.

There was no exit, disposal or related activities in fiscal year 2011.
6.	Income Taxes

Our effective tax rate increased to 39.9% in the first three quarters of fiscal 2011 from 36.2% in the same period of fiscal 2010. The current year tax rate is higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation, adjustments resulting from the final calculation and filing of our annual income tax return, offset by the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes. The prior year tax rate was lower than our statutory rate due to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and the favorable tax treatment on the sale of certain assets, offset by the write-off of deferred tax assets associated with equity based compensation.

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

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.4	18.3	18.3	18.3

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	—	0.1	0.1	—

Shares used in computation of diluted earnings per share	18.4	18.4	18.4	18.3

We excluded potential common shares related to our outstanding equity compensation grants of 1.4 million and 1.5 million for the three months ended April 2, 2011 and March 27, 2010, respectively, and 1.3 million and 1.8 million for the nine months ended April 2, 2011 and March 27, 2010, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

8.	Comprehensive Income
For the three and nine month periods ended April 2, 2011 and March 27, 2010, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010
Net income	$8.0	$7.0	$25.6	$17.5
Other comprehensive income:
Foreign currency translation adjustments, net of tax	4.2	1.7	12.7	13.4
Derivative financial instruments (loss) recognized, net of tax	—	(0.6)	(0.5)	(1.9)
Derivative financial instruments loss reclassified, net of tax	1.0	1.0	2.5	2.8

Total comprehensive income	$13.2	$9.1	$40.3	$31.8

9.	Inventories
The components of inventory as of April 2, 2011 and July 3, 2010 are as follows:

	April 2, 2011	July 3, 2010
Raw materials	$10.8	$7.5
Work in process	1.0	0.5
Finished goods	49.5	49.0

New goods	$61.3	$57.0

Merchandise in service	$84.5	$69.3

Total inventories	$145.8	$126.3

10.	Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of July 3, 2010	$259.7	$63.4	$323.1
Foreign currency translation and other	0.2	6.2	6.4

Balance as of April 2, 2011	$259.9	$69.6	$329.5

Other intangible assets, which are included in “Other assets” on the Consolidated Condensed Balance Sheet, are as follows:

	April 2, 2011	July 3, 2010
Customer contracts	$115.6	$114.0
Accumulated amortization	(97.0)	(91.7)

Net customer contracts	$18.6	$22.3

Non-competition agreements	$11.2	$11.1
Accumulated amortization	(11.1)	(10.8)

Net non-competition agreements	$0.1	$0.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.

Amortization expense was $4.2 million and $4.6 million for the nine months ended April 2, 2011 and March 27, 2010, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of April 2, 2011 is as follows:

2011 remaining	$1.3
2012	5.0
2013	3.9
2014	2.7
2015	1.9
2016	1.4

11.	Long-Term Debt

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

As of April 2, 2011, borrowings outstanding under the revolving credit facility were $50.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of April 2, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of April 2, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.48
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	10.27
Minimum Net Worth	$314.8	$505.1
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of April 2, 2011 bear interest at a weighted average all-in rate of 2.56% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At April 2, 2011 this fee was 0.25% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of April 2, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.91% (LIBOR plus 0.60%).

We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with the previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we will now pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.

As of April 2, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.14%. Additionally, $15.0 million of letters of credit were outstanding under this facility on this date, primarily related to our property and casualty insurance programs. The facility expires on September 26, 2012.

See Note 4 to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

12.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million and $1.2 million for the three months ended April 2, 2011 and March 27, 2010, respectively, and $3.3 million and $3.5 million for the nine months ended April 2, 2011 and March 27, 2010, respectively. The number of options exercised and restricted stock vested since July 3, 2010 was 0.1 million shares.

13.	Employee Benefit Plans
On December 31, 2006, we froze our pension and supplemental executive retirement plans.
The components of net periodic pension cost for these plans for the three months ended April 2, 2011 and March 27, 2010 are as follows:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Interest cost	$0.9	$0.9	$0.2	$0.2
Expected return on assets	(0.7)	(0.7)	—	—
Amortization of net loss	0.5	0.2	—	—

Net periodic pension cost	$0.7	$0.4	$0.2	$0.2

The components of net periodic pension cost for these plans for the nine months ended April 2, 2011 and March 27, 2010 are as follows:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Nine Months Ended		Nine Months Ended
	April 2, 2011	March 27, 2010	April 2, 2011	March 27, 2010
Interest cost	$2.8	$2.7	$0.5	$0.5
Expected return on assets	(2.3)	(2.3)	—	—
Amortization of net loss	1.5	0.8	—	—

Net periodic pension cost	$2.0	$1.2	$0.5	$0.5

14.	Segment Information

We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded work apparel and facility services industry. During the three and nine months ended April 2, 2011, and for the same periods of the prior fiscal year, no single customer accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States, Canada and Ireland.

Income from operations includes the impact of an intercompany management fee charged to Canada, which is self-eliminated in the total income from operations below. This intercompany management fee was approximately $2.1 million and $2.4 million for the three months ended April 2, 2011 and March 27, 2010, respectively and $6.5 million and $7.3 million for the nine months ended April 2, 2011 and March 27, 2010, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended April 2, 2011 and March 27, 2010 is as follows:

	United
For the Three Months Ended	States	Canada	Elimination	Total

Third Quarter Fiscal Year 2011:
Revenues	$172.7	$37.6	$—	$210.3
Income from operations	12.3	3.7	—	16.0
Total assets	784.4	147.6	(78.0)	854.0
Depreciation and amortization expense	8.0	1.4	—	9.4
Third Quarter Fiscal Year 2010:
Revenues	$163.0	$35.9	$—	$198.9
Income from operations	7.9	6.1	—	14.0
Total assets	759.5	138.8	(78.8)	819.5
Depreciation and amortization expense	8.3	1.4	—	9.7

	United
For the Nine Months Ended	States	Canada	Elimination	Total

Fiscal Year 2011:
Revenues	$508.2	$106.6	$—	$614.8
Income from operations	40.6	10.1	—	50.7
Total assets	784.4	147.6	(78.0)	854.0
Depreciation and amortization expense	24.3	3.9	—	28.2
Fiscal Year 2010:
Revenues	$505.5	$107.9	$—	$613.4
Income from operations	26.4	11.7	—	38.1
Total assets	759.5	138.8	(78.8)	819.5
Depreciation and amortization expense	25.7	4.3	—	30.0

15.	Stock Repurchase

As of April 2, 2011, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We did not repurchase any shares under this program in fiscal year 2010, nor have we made any repurchases this fiscal year. We have approximately $57.9 million remaining under this authorization.

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
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a market leader in providing branded work apparel and facility services programs that enhance image and safety in the workplace. We serve a wide variety of North American industrial, service and high-technology companies providing them with work apparel and facility services products, such as floor mats, dust mops, wiping towels, restroom supplies and selected linen items. We believe that the existing North American rental market is approximately $7.0 billion, while the existing portion of the direct sale market targeted by us is approximately $5.0 billion.
We have participated in the industry consolidation from family owned and small local providers to several large providers. Our acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.
A decrease in customer employment levels associated with the recent recession has impacted our revenue. As a result, we periodically adjust our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we may realign our workforce, close production or branch facilities or divest operations. We are continuously assessing our business and making adjustments as necessary.
Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the Consolidated Condensed Financial Statements, which have been prepared in conformity with GAAP. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates.
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
We review the estimated useful lives of our in-service merchandise on a periodic basis. During the fourth quarter of 2010, we completed an analysis of certain in-service merchandise which resulted in the estimated useful lives for the merchandise being modified to better reflect the estimated periods in which the merchandise will remain in service. The effect of the change in estimate in fiscal year 2010 and the first three quarters of fiscal year 2011 was not material.
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
During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the nine months ended April 2, 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. The change did not have a material impact on revenues, income from operations or net income for the three months ended April 2, 2011.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended April 2, 2011 and March 27, 2010, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months		Nine Months		Percentage
	Ended		Ended		Change
					Three Months	Nine Months
	April 2,	March 27,	April 2,	March 27,	FY 2011	FY 2011
	2011	2010	2011	2010	vs. FY 2010	vs. FY 2010
Revenues:
Rental operations	91.7%	93.3%	92.1%	93.3%	3.9%	(1.1)%
Direct sales	8.3	6.7	7.9	6.7	31.3	18.8

Total revenues	100.0	100.0	100.0	100.0	5.7	0.2

Expenses:
Cost of rental operations	67.9	70.1	67.7	70.4	0.6	(4.9)
Cost of direct sales	75.2	72.4	75.4	74.1	36.3	20.9

Total cost of sales	68.5	70.2	68.3	70.6	3.1	(3.1)

Selling and administrative	23.9	22.8	23.5	23.2	11.2	1.5

Income from operations	7.6	7.0	8.2	6.2	14.3	33.0

Interest expense	1.4	1.6	1.3	1.7	(9.7)	(25.0)

Income before income taxes	6.2	5.4	6.9	4.5	21.7	55.6
Provision for income taxes	2.4	1.8	2.8	1.6	38.1	71.5

Net income	3.8%	3.5%	4.2%	2.8%	13.2%	46.6%

Three months ended April 2, 2011 compared to three months ended March 27, 2010
Revenues. Total revenue in the third quarter of fiscal 2011 increased 5.7% to $210.3 million from $198.9 million in the third quarter of fiscal 2010.
Rental revenue increased $7.2 million, or 3.9% in the third quarter of fiscal 2011 compared to the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by virtually all components of organic growth, including customer retention, new account sales, price and customer employment levels. In addition, revenue was positively impacted by $2.0 million due to a favorable foreign currency translation rate. Our organic rental growth rate for the third quarter of fiscal 2011 was 3.0% compared to negative 10.5% in the same period of the prior fiscal year. Our organic rental growth rate reflects a continuing improvement in business execution. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental growth rate better reflects changes in our existing rental business and is therefore useful in analyzing our financial condition and results of operations.
Direct sale revenue increased 31.3% to $17.5 million in the third quarter of fiscal 2011 compared to $13.3 million in the same period of fiscal 2010. This increase resulted from several new large account sales and improved catalog sales during the current quarter.
Cost of Rental. Cost of rental operations increased 0.6% to $130.9 million in the third quarter of fiscal 2011 from $130.0 million in the same period of fiscal 2010. As a percentage of rental revenue, our gross margin from rental operations increased 220 basis points to 32.1% in the third quarter of fiscal 2011 from 29.9% in the same period of fiscal 2010. The improvement in rental gross margin is the result of the leverage provided by a higher revenue base, lower merchandise costs, and improved productivity across our core rental operations and continued specific location profit improvement actions, partially offset by increased energy and health costs.
Cost of Direct Sales. Cost of direct sales increased to $13.2 million in the third quarter of fiscal 2011 from $9.7 million in the same period of fiscal 2010. Gross margin from direct sales decreased to 24.8% in the third quarter of fiscal 2011 from 27.6% in the same quarter of fiscal 2010. The decrease in direct sale margin was due to increased merchandise costs and to a lesser extent a lower proportion of higher margin business in the current quarter.
Selling and Administrative. Selling and administrative expenses increased 11.2% to $50.4 million in the third quarter of fiscal 2011 from $45.3 million in the same period of fiscal 2010. As a percentage of total revenues, selling and administrative expenses increased to 23.9% in the third quarter of fiscal 2011 from 22.8% in the third quarter of fiscal 2010. The increase in selling and administrative expenses is primarily the result of the net gain of $2.5 million associated with the divestiture and asset write downs that occurred in the prior year that did not reoccur in the current quarter. In addition, the current quarter includes increased incentive and sales based compensation as well as expenses associated with the impairment of certain direct sale inventory.
Interest Expense. Interest expense was $3.0 million in the third quarter of fiscal 2011, a decrease from the $3.3 million reported in the same period of fiscal 2010. The decreased interest expense was primarily due to lower average debt balances and interest rates in the current quarter compared to the same period in the prior year. These items were partially offset by the early termination of an interest rate swap arrangement in the current quarter that resulted in an additional $0.6 million of expense.
Provision for Income Taxes. Our effective tax rate increased to 38.7% in the third quarter of fiscal 2011 from 34.1% in the same period of fiscal 2010. The current year tax rate is higher than our statutory tax rate primarily due to adjustments resulting from the final calculation and filing of our annual income tax return, offset by the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes. The prior year tax rate was lower due to the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes and the favorable tax treatment on the sale of certain assets, offset by the write-off of deferred tax assets associated with equity based compensation.

Nine months ended April 2, 2011 compared to nine months ended March 27, 2010
Revenues. Total revenue for the first nine months of fiscal 2011 increased 0.2% to $614.8 million compared to $613.4 million for the same period in the prior fiscal year.
Rental revenue decreased $6.3 million, or 1.1% in the first nine months of fiscal 2011 compared to the same period of the prior fiscal year. The decrease in rental revenue is due to the divestiture of certain non-core rental operations in fiscal 2010 that resulted in lower rental revenue of $14.3 million or 2.5% in fiscal year 2011. These items were partially offset by $5.6 million associated with the favorable impact of foreign currency translation rates during fiscal year 2011 and $5.9 million related to the modification of our revenue recognition policy as a result of changes to our business practices regarding certain in-service towel and linen inventory as previously discussed. Our organic rental growth rate was negative 0.5% compared to negative 12.75% in the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by virtually all components of organic growth, including customer retention, new account sales, price and customer employment levels.
Direct sale revenue increased 18.8% to $48.5 million in the first nine months of fiscal 2011 compared to $40.9 million in the same period of fiscal 2010. This increase resulted from several new large account sales and a strong outerwear promotion.
Cost of Rental. Cost of rental operations decreased 4.9% to $383.3 million in the first nine months of fiscal 2011 from $402.9 million in the same period of fiscal 2010. As a percentage of rental revenue, our gross margin from rental sales increased to 32.3% in the first nine months of fiscal 2011 from 29.6% in the same period of fiscal 2010. The 270 basis point improvement from the prior year includes 70 basis points associated with the change in our revenue recognition policy previously discussed. The remaining 200 basis point improvement is the result lower merchandise costs, improved productivity across our core rental operations and continued specific location profit improvement actions. These lower costs were partially offset by higher energy costs in the current year. In addition, the prior-year period expenses also included $1.5 million associated with a union decertification at one location.
Cost of Direct Sales. Cost of direct sales increased to $36.6 million in the first nine months of fiscal 2011 from $30.3 million in the same period of fiscal 2010. Gross margin from direct sales decreased to 24.6% in the third quarter of fiscal 2011 from 25.9% reported in the same period of fiscal 2010. The decrease in direct sale margin was due primarily to changes in product mix and higher merchandise costs.
Selling and Administrative. Selling and administrative expenses increased 1.5% to $144.3 million in the first nine months of fiscal 2011 from $142.2 million in the same period of fiscal 2010. As a percentage of total revenues, selling and administrative expenses increased to 23.5% in the first nine months of fiscal 2011 from 23.2% in the same period of fiscal 2010. The increase is primarily due to a net gain in the prior year related to the divestiture and impairment of certain business assets recorded which totaled $3.4 million. In addition, the current year includes increased incentive and sales based compensation and expenses associated with the impairment of certain direct sale inventory.
Interest Expense. Interest expense was $8.0 million in the first nine months of fiscal 2011, a decrease from the $10.7 million in the same period of fiscal year 2010. The decreased interest expense was due to lower average interest rates and lower average debt balances. These items were partially offset by the early termination of an interest rate swap arrangement in the third quarter of fiscal year 2011 that resulted in an additional $0.6 million of expense.
Provision for Income Taxes. Our effective tax rate increased to 39.9% in the first nine months of fiscal 2011 from 36.2% in the same period of fiscal 2010. The current year tax rate is higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation and adjustments resulting from the final calculation and filing of our annual income tax return, offset by the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes. The prior year tax rate was lower than our statutory rate due to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and the favorable tax treatment on the sale of certain assets, offset by the write-off of deferred tax assets associated with equity based compensation.

Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Operating Activities. Net cash provided by operating activities was $49.0 million in the first nine months of fiscal 2011 and $54.2 million in the same period of fiscal 2010. The decrease is primarily due to lower collections on accounts receivable and increased expenditures related to inventory, partially offset by higher net income.
Investing Activities. Net cash used for investing activities was $15.5 million in the first nine months of fiscal 2011 and net cash provided by investing activities was $9.4 million in the same period of fiscal 2010. In fiscal year 2011, cash was used for purchases of property, plant and equipment. In fiscal year 2010, cash was provided by divestitures of business assets partially offset by capital expenditures.
Financing Activities. Cash used for financing activities was $20.7 million in the first nine months of fiscal 2011 compared to $66.2 million in fiscal year 2010. The decrease is primarily due to debt reduction payments that occurred in fiscal year 2010 that did not reoccur in the current fiscal year. During the first nine months of fiscal 2011 and 2010, we paid dividends of $5.3 million and $4.2 million, respectively.
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
As of April 2, 2011, borrowings outstanding under the revolving credit facility were $50.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of April 2, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of April 2, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.48
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	10.27
Minimum Net Worth	$314.8	$505.1
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of April 2, 2011 bear interest at a weighted average all-in rate of 2.56% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At April 2, 2011 this fee was 0.25% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of April 2, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.91% (LIBOR plus 0.60%).

We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with the previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we will now pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.
As of April 2, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.14%. Additionally, $15.0 million of letters of credit were outstanding under this facility on this date, primarily related to our property and casualty insurance programs. The facility expires on September 26, 2012.
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
At April 2, 2011, we had approximately $246.4 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $232.4 million due to debt covenants. Our revolving credit facility contributes $227.4 million of liquidity while our accounts receivable securitization facility contributes $5.0 million. We anticipate that we will generate sufficient cash flows from operations to satisfy our cash commitments and capital requirements for fiscal 2011 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2011 will be approximately $20 to $25 million.
Off Balance Sheet Arrangements
At April 2, 2011, we had $23.6 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over an employee’s approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.7 million and $0.4 million in the third quarter of fiscal 2011 and 2010, respectively. At July 3, 2010, the fair value of our pension plan assets totaled $39.8 million.
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
Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. As part of our assessment of the expected return on plan assets, we considered several factors, including our historical asset performance, which included the recent decline in the global equity markets, and concluded that a 7.75% long-term rate was appropriate.

Multi-Employer Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). The company records the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under the applicable accounting rules, we are not required to record a liability for our portion of any withdrawal liability until we exit from the plan.
In the first quarter of fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the related MEPPs and triggered a charge of $1.0 million that was recorded in the first quarter of fiscal year 2011. In the second quarter of fiscal year 2010, local union members at another facility voted to decertify their union. As a result, we recorded a net charge of approximately $0.8 million during fiscal year 2010.
As evidenced by the three previous decertifications noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control, such as union members voting to decertify their union. If a future withdrawal from a plan occurs we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefit levels, interest rates and continued participation by the company and other employers in the MEPPs. Based upon the most recent information available from the trustees managing the MEPPs, our share of the unfunded vested benefits for the remaining plans is estimated to be approximately $23.0 to $29.0 million. Though the most recent plan data available from the MEPPs was used in computing this estimate, it is subject to change based on, among other things, future market conditions, employer contributions and benefit levels, each of which could impact the ultimate withdrawal liability.
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
In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the “Selling and administrative” line in the Consolidated Condensed Statements of Operations.
There was no exit, disposal or related activities in fiscal year 2011.

Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain legal matters described in “Part II Item 1. Legal Proceedings” of this report.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of April 2, 2011 and July 3, 2010, we had reserves of approximately $1.7 million and $3.2 million, respectively, related to various environmental-related matters. Expense for these matters for the three and nine months ended April 2, 2011 and March 27, 2010 was not material.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experiences. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million and $1.2 million for the three months ended April 2, 2011 and March 27, 2010, respectively, and $3.3 million and $3.5 million for the nine months ended April 2, 2011 and March 27, 2010, respectively. The number of options exercised and restricted stock vested since July 3, 2010 was 0.1 million shares.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements, to manage interest rate risk on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at April 2, 2011 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at April 2, 2011 was an unrealized loss of $2.4 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at April 2, 2011. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $7.2 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 5.4%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.2 million or 3.4%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk we have historically utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of April 2, 2011, we have no outstanding derivative financial instruments. Periodically, we may utilize derivative financial instruments to manage gasoline and diesel fuel cost volatility.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at April 2, 2011 and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.2 million.
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
The U.S. Environmental Protection Agency (U.S. EPA) previously identified certain alleged deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.
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
The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of these products is an important factor in our financial performance. We endeavor that all of our suppliers comply with applicable laws, including, without limitation, labor and environmental laws. Our ability to secure and maintain qualified suppliers who meet our standards and to access products in a timely and efficient manner can be a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers’, failure to meet our supplier standards, labor problems experienced by our suppliers, the availability and cost of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.

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

G&K SERVICES, INC. (Registrant)
Date: May 6, 2011	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)