Form 10-K
period 2011-07-02
G&K SERVICES INC
filed 2011-08-26
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended July 2, 2011

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

Yes    ☐        No   ☑

As of January 1, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting common equity held by non-affiliates was approximately $577,758,221.

On August 19, 2011, 18,734,282 shares of the registrant’s Class A Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2011, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.

Form 10-K

For the fiscal year ended July 2, 2011

PART I

ITEM 1.	BUSINESS

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We serve a wide variety of North American customers, enhancing their image and safety with high-quality work apparel and facility products and services by consistently Delivering Uniform Excellence.

We have a strong team of nearly 7,500 employees who serve approximately 165,000 customers from over 160 locations across North America. These locations serve customers in 90 of the top 100 metropolitan markets across the United States and Canada.

Customers, Products and Services

We provide service to customers of almost every size, from Fortune 100 companies to small and midsize firms. No single customer represents more than 2.0% of our total revenue. We also serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, retail, restaurants, hospitality, government, healthcare and many others. We are proud to count over 1.1 million people within our customer base who wear G&K work apparel every work day.

Our customer focused relationships involve customers renting or directly purchasing uniforms and providing facility products and services to meet a variety of critical needs in the workplace, including:

•

Image – work apparel helps companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and a commitment to quality to their customers. Employees in uniform are perceived as trained, competent and dependable.

•	Organization safety and security – uniforms and work apparel help identify employees working for a particular company or department.

•	Brand awareness – branded work apparel promotes a company’s brand identity and allows employees in uniform to help convey a company’s image.

•	Employee retention – work apparel enhances worker morale and helps build teamwork in addition to providing a tangible employee benefit.

•	Employee protection – work apparel helps protect employees from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection – work apparel and facility services help protect products against sources of contamination in the food, pharmaceutical, and health care industries.

With a comprehensive understanding of our customers’ requirements, we enhance our customers’ image and safety by consistently providing superior service and high quality work apparel and facility products and services. Through proprietary tracking systems, a rigorous seven point inspection program, broad product inventories and a distinctive measuring system, we promise our customers that deliveries are complete, on time and in good repair. By utilizing advanced technology and offering simple service agreements, we strive to make certain that billing is simple, accurate and predictable. In addition, we employ communication systems and perform closed-loop customer satisfaction practices to ensure our customers’ needs are met promptly.

We utilize a collaborative approach to advise and assist our customers in choosing a work apparel program that best meets their unique brand, image, identity and safety needs. Our comprehensive range of work apparel and uniform rental programs offers flexibility in styles, colors and quantities, and sets service and distribution expectations to customer requirements.

We can quickly source and access garments to provide rapid response as customer needs change due to increases, decreases or turnover in their work force. Professional cleaning, finishing, repair, embellishment and replacement of uniforms in use is a normal part of the rental service. Our handling of the details of a work apparel program allows our customers to focus on running their core business and not be concerned with the management time, operating costs and environmental exposures involved in running their own work apparel program or on-premise laundry.

We also offer complete facility services programs that provide a wide range of dust control, maintenance, hand care and hygiene products and services. They include floor mat offerings (traction control, logo, message, scraper, anti-fatigue), towel products (shop, kitchen, bar, bath, dish, continuous roll, microfiber), mop offerings (dust, microfiber, wet), fender covers, selected linen items and restroom hygiene products. Our providing of regularly scheduled weekly service of these products and services helps our customers maintain a clean, safe and attractive environment within their facilities for their employees and customers.

Our customers’ employees also need a wide selection of branded apparel across a variety of jobs. Our comprehensive direct sale uniform programs feature custom design, advanced procurement, efficient distribution and advanced ordering and payment capabilities. We offer a comprehensive selection of the best and hardest working brands in our industry through our uniform and catalog programs. These branded apparel programs can be used for uniform programs, employee rewards and recognition, trade shows and vendor appreciation programs.

Acquisitions

Our industry is consolidating as many family-owned, local operators and regional participants have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focusing on acquisitions that expand our geographic presence and/or expand our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our overall business. We did not complete any acquisitions related to our core rental business during fiscal years 2011, 2010 or 2009.

Competition

We believe customers in our industry choose providers based on the consistency of superior customer service received, hence our focus on Service Excellence. The customer-supplier relationship, unique business needs, brand awareness, quality image and improving safety are also key attributes in selecting a uniform provider. In addition, product quality, fit, comfort, price and breadth of products offered are factors in the decision process. We rank among the nation’s largest work apparel providers and encounter competition from many companies in the geographic areas we serve. We compete effectively in our core work apparel and facility services business because of our focus on Delivering Uniform Service Excellence.

Manufacturing and Suppliers

We manufactured approximately 55% of the work apparel that we placed into service in fiscal year 2011. These garments are primarily manufactured in the Dominican Republic. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, towels, mops, linens and related products. Although we occasionally experience product shortages, we are not currently aware of any circumstances that would materially limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers’ needs.

Environmental Matters

Our operations, like those of our competitors, are subject to various federal, state and/or local laws, rules and regulations respecting the environment, including potential discharges into water and air and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate certain amounts of waste in connection with our laundry operations, including detergent wastewater, wastewater sludge, waste oil and other residues. In a limited number of instances, certain of these wastes are classified as hazardous under applicable laws, rules and regulations. We continue to make significant investments in properly handling and disposing of these wastes, ensuring compliance with these regulations and operating our business with a keen eye on our environmental stewardship obligations and responsibilities.

We discuss certain legal matters in this Annual Report on Form 10-K under Part I, Item 1A. Risk Factors – Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results, Item 3. Legal Proceedings, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Environmental Matters and Item 8. Financial Statements and Supplementary Data in Note 12 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.” Any environmental liability relating to such matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal period, could be material to our results of operations or financial position. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters will not have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is a potential that we may incur additional losses in excess of established reserves due to the imposition of clean-up obligations, the discovery of alleged contamination or other changes.

Employees

Our U.S. operations had approximately 6,200 employees as of July 2, 2011, which includes approximately 3,200 production employees and 3,000 sales, office, route and management personnel. Unions represent approximately 11% of our U.S. employees. Management believes its U.S. employee relations are satisfactory.

Our Canadian operations had approximately 1,300 employees as of July 2, 2011, which includes approximately 650 production employees and 650 sales, office, route and management personnel. Unions represent approximately 65% of our Canadian employees. Management believes its Canadian employee relations are satisfactory.

Foreign and Domestic Operations

Financial information relating to foreign and domestic operations is set forth in Note 13, “Segment Information” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at http://www.gkservices.com. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

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

Also note that we provide the following cautionary discussion of risks, uncertainties and assumptions relevant to our business. Actual results may differ from certain assumptions we have made causing actual events to vary from expected results. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

We operate in highly competitive industries and compete with national, regional and local providers. Service, product, design, price, quality, and convenience to the customer are the primary competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which could be detrimental to our operating results. Our competitors also generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing such services. These competitive pressures could adversely affect our sales and operating results.

Risks associated with the suppliers from whom our products are sourced, and the cost of those products, could adversely affect our operating results.

The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of these products is an important factor in our financial performance. We endeavor that all of our suppliers comply with applicable laws, including, without limitation, labor and environmental laws. Our ability to secure and maintain qualified suppliers who meet our standards and to access products in a timely and efficient manner can be a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, failure to meet our supplier standards, labor problems experienced by our suppliers, the availability and cost of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.

Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operations.

The Occupational Safety and Health Act of 1970, as amended, or “OSHA,” establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our results of operations.

Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.

Our operating locations are subject to stringent environmental laws, rules and regulations relating to the protection of the environment and health and safety matters, including those governing the potential discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our business entails risks under environmental laws and regulations. We could incur significant costs, including, without limitation, clean-up costs, fines, sanctions and claims by regulators or third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. As a result of violations of these laws and regulations, among other things, we could be required to reduce or cease use of certain equipment and/or limit or stop production at certain facilities. These consequences could have a material adverse affect on our results of operations and financial condition and disrupt customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations related to environmental laws and regulations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of clean-up obligations, and the discovery of alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

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

Additionally, we must maintain compliance with various permits and licenses issued to us in connection with our operations, or we must apply for and obtain such permits and licenses. Any failure on our part to maintain such compliance or to apply for and receive such permits and licenses could have a material adverse effect on our ability to continue operations at a particular location. At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated, as well as the adequacy of our reserves with respect to such costs. At July 2, 2011, our reserves for environmental matters were approximately $1.4 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstance or estimates arise.

Fluctuations in demand for our products and services may harm our financial results.

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

If our customers’ demand for our products and services decreases, our plant and manufacturing capacity could be underutilized, and we may be required to record an impairment of our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. A change in demand for our products and services, and changes in our customers’ needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.

Legal proceedings may adversely affect our financial condition and operating results.

From time to time we are party to various litigation claims and legal proceedings. Certain of these proceedings or potential future proceedings, if decided adversely against us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss current lawsuits and other litigation to which we are party in greater detail within Item 3. Legal Proceedings, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under Environmental Matters and Item 8. Financial Statements and Supplementary Data in Note 12 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.”

Risks associated with our acquisition strategy could adversely affect our operating results.

Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all operational deficiencies or material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.

Increases in fuel, energy and commodity costs could adversely affect our results of operations and financial condition.

Gasoline, diesel, natural gas, electricity, cotton and commodity purchases represent a significant cost within our business. The price of these commodities, which are required to run our vehicles and equipment and manufacture our garments, can be unpredictable and can fluctuate based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war, terrorism and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in the cost of these commodities could adversely affect our results of operations and financial condition.

Failure to preserve positive labor relationships could adversely impact our operations and financial results.

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

Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

The financial condition of multi-employer union pension plans that we participate in may have a material adverse affect on our financial performance.

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. The funded status of these various plans has substantially deteriorated in the recent past. In the future, if local union employees vote to decertify their respective union, otherwise withdraw from the plan, or if other participants in the plan experience financial difficulty, including bankruptcy, it could trigger a liability or increase our liability under the associated MEPP, which could have a material adverse impact on our financial performance and could be greater than estimated. We do not have the ability to predict or influence the timing of the votes to decertify a union.

Fluctuations in Canadian, Dominican Republic and Ireland currencies could have an adverse effect on our results of operations and financial condition.

Certain of our foreign revenues and operating expenses are transacted in local currencies. Therefore, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations.

Risks associated with potential impairment of goodwill and intangible assets could adversely affect our financial performance.

In fiscal year 2009, we recorded a non-cash impairment charge of $107.0 million, which reduced the carrying value of our goodwill to $319.9 million as of June 27, 2009. We continue to monitor relevant circumstances, including customer spending levels, general economic conditions and the market price for our common stock, and the potential impact that such circumstances might have on the valuation of our goodwill. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by us in assessing the appropriate valuation of our goodwill, could require us to further reduce our goodwill and record related non-cash impairment charges. If we were required to further reduce our goodwill and record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

Access to the capital markets, including bank financing, could be restricted and impact the liquidity needed to run the business.

Although we believe that we will be able to maintain sufficient access to the capital markets, changes in current market conditions, deterioration in our business performance, or adverse changes in the economy could limit our access to these markets.

Global financial markets have experienced disruptions in the past, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. There can be no assurance that the global financial markets will not experience disruptions in the future, or that future disruptions may be more severe than those previously experienced. These disruptions could lead to challenges in our business and negatively impact our financial results. A tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. In addition, changes in the economic environment could adversely impact assumptions we use to value our pension plan assets and obligations which could result in a material adverse impact to our financial results in future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy over 160 facilities located in the United States, Canada, the Dominican Republic and Ireland. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items from approximately 52 facilities located in 40 cities in the United States, 9 cities in Canada and one city in Ireland. We own approximately 90% of our processing facilities, which average approximately 44,000 square feet in size.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.

The U.S. Environmental Protection Agency (“U.S. EPA”) previously identified certain alleged air-related deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.

The U.S. EPA has likewise previously identified certain alleged air-related deficiencies with respect to the operations at our Manchester, New Hampshire facility. We have entered into a Consent Decree with the United States and the U.S. EPA resolving this matter, which is on file with the court. Pending any public comments, we expect the decree to become effective in August 2011. Under the decree, we have agreed to pay a $0.1 million civil penalty, pay $0.2 million to implement a supplemental environmental project in New Hampshire, obtain a permit for this facility and implement certain operational changes at this facility. This matter arises out of the alleged failure of Alltex Uniform Rental Services, Inc., the company from which we acquired this business, to perform testing and secure a related permit prior to installing certain equipment in 1997. Our resolution of this matter is within the previously established reserve amounts.

We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial condition is remote.

ITEM 4.	RESERVED

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is quoted on the Global Select Market of The NASDAQ Stock Market LLC under the symbol “GKSR.” The following table sets forth the high and low reported sale prices for the Class A Common Stock as quoted on the Global Select Market of The NASDAQ Stock Market LLC, for the periods indicated.

	High	Low
Fiscal 2011
1st Quarter	$23.82	$19.28
2nd Quarter	31.78	21.40
3rd Quarter	34.39	29.66
4th Quarter	34.90	29.50
Fiscal 2010
1st Quarter	$25.91	$19.95
2nd Quarter	26.55	19.97
3rd Quarter	28.33	23.05
4th Quarter	28.83	20.09

As of August 19, 2011, we had 820 registered holders of record of our common stock.

We paid dividends of $7.1 million in fiscal year 2011, $5.6 million in fiscal year 2010 and $5.2 million in fiscal year 2009. Dividends per share were $0.38, $0.30 and $0.28 in fiscal years 2011, 2010 and 2009, respectively. We anticipate dividends in fiscal year 2012 to increase from $0.38 to $0.52 per share, which will result in approximately $9.7 million of dividends in fiscal year 2012. Our debt agreements contain restrictive covenants, which, under specific circumstances, could limit the payment of cash dividends we declare during any fiscal year.

ISSUER PURCHASE OF EQUITY SECURITIES

We have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. At the end of fiscal year 2011, we had approximately $57.9 million remaining under this authorization. Under the program we did not repurchase any shares in fiscal year 2011 or fiscal year 2010. In fiscal year 2009, we repurchased 650,387 shares for $16.1 million. Our debt agreements contain restrictive covenants, which, under certain circumstances, could limit the amount of share repurchases.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph shows a five-year comparison of the cumulative total return on $100 invested in our Common Stock, the Standard and Poor’s (“S&P”) 500 Stock Index and a Peer Group in the uniform services industry, consisting of Cintas Corporation and UniFirst Corporation.

The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a dividend reinvestment.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data. All amounts are in millions, except per share data.

	2011	2010	2009	2008	2007
Revenues	$828.9	$833.6	$936.0	$1,002.4	$929.5
Net Income/(Loss)	33.2	28.6	(72.5)	46.1	43.2
Per Share Data:
Basic earnings/(loss) per share	1.81	1.56	(3.94)	2.29	2.03
Diluted earnings/(loss) per share	1.79	1.56	(3.94)	2.27	2.02
Dividends per share	0.38	0.30	0.28	0.20	0.16
Total Assets	865.9	813.9	857.3	1,053.2	991.8
Long-Term Debt	95.2	160.4	224.8	280.4	149.0
Stockholders’ Equity	514.9	466.9	437.4	557.5	592.0

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year; all other fiscal years were 52 week years. The net loss in fiscal year 2009 was the result of a non-cash impairment primarily related to goodwill which is discussed in Note 2 , “Goodwill and Other Impairment Charges” of the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year. Fiscal years 2011 and 2009 were 52 week years.

Overview

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We serve a wide variety of North American customers, enhancing their image and safety with high-quality work apparel and facility products and services by consistently Delivering Uniform Excellence.

We have participated in the industry consolidation from family owned and small local providers to several large providers. Our acquisition strategy is focused on acquisitions that expand our geographic presence and/or expand our local market share and further leverage our existing production facilities.

A decrease in customer employment levels associated with the recent recession has impacted our revenue. Furthermore, we periodically adjust our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we may realign our workforce, close production or branch facilities or divest operations. We are continuously assessing our business and making adjustments as necessary.

Critical Accounting Policies

The discussion of the financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and uncertainties. See Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.

Revenue Recognition and Allowance for Doubtful Accounts

Our rental business is largely based on written service agreements whereby we agree to pick-up soiled merchandise, launder and then deliver clean uniforms and other related products. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged uniforms and replacement fees for non-personalized merchandise that is lost or damaged. Direct sale revenue is recognized in the period in which the product is shipped. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales tax.

During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For fiscal year 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. For fiscal year 2010, this change increased revenue and income from operations by $6.7 million, net income by $4.2 million and basic and diluted earnings per common share by $0.23.

Estimates are used in determining the collectability of accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. We generally write-off uncollectible accounts receivable after all avenues of collection have been exhausted.

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

We review the estimated useful lives of our in-service merchandise on a periodic basis. During the fourth quarter of fiscal year 2010, we completed an analysis of certain in-service merchandise which resulted in the estimated useful lives for the merchandise being modified to better reflect the estimated periods in which the merchandise will remain in service. The effect of the change in estimate in fiscal years 2010 and 2011 was not material.

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

Environmental Costs

We accrue various environmental related costs, which consist primarily of estimated clean-up costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum estimated amount. This accrued amount reflects our assumptions regarding the nature of the remedy, and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions or changes in environmental regulations, could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

Accruals for environmental liabilities are included in the “Other” accrued expenses line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense in the period incurred.

For additional information see Note 12, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

Impairments of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with applicable accounting standards. Recoverability of assets in accordance with these standards compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal year 2009, we recorded an impairment loss of $19.7 million related to certain long-lived assets and included that loss in the “Goodwill and other impairment charges” line item in the Consolidated Statements of Operations.

For additional information see Note 2, “Goodwill and Other Impairment Charges” of the Notes to the Consolidated Financial Statements.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed annually in our fourth fiscal quarter for possible impairment, or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $258.7 million, $69.5 million and $0, respectively, at July 2, 2011. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2009, 2010 or 2011.

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

During the second quarter of fiscal year 2009, there was a significant deterioration in general economic conditions and in the market value of our stock. The resulting decline in our market capitalization prompted us to conduct a goodwill analysis to determine if an impairment of goodwill existed as of December 27, 2008. Our analysis evaluated the estimated fair value of each reporting unit relative to the net book value. We prepared a discounted cash flow analysis to estimate the fair value, which validated the reasonableness of the estimated market value plus a control premium. As a result of this analysis, no impairment was recorded as of December 27, 2008.

The significant job losses in the North American economy during the third quarter of fiscal year 2009 and the resultant decline in the employment levels of our customers and our associated financial results prompted us to update our assessment of goodwill and adjust our cash flow assumptions to reflect an extended economic downturn and more severe job losses than were previously considered in our interim goodwill impairment analysis at the end of the fiscal second quarter. The adjusted assumptions assumed that employment levels would continue to decline into fiscal year 2010 and begin to moderately improve in fiscal year 2011, returning to more normalized levels in fiscal year 2012 and beyond. This revision of assumptions resulted in a decrease in the calculated fair values of the U.S. Rental and Direct Sales reporting units, which resulted in our goodwill impairment charge in the third quarter of fiscal year 2009. After completing the assessment, we determined that the carrying value of our U.S. Rental and Direct Sales reporting units exceeded the fair value and as described in Note 2, an impairment charge of $107.0 million was required. Please see the discussion of our sensitivity analysis in Note 2 for an understanding of the impact that each significant assumption had on the calculated fair values of each reporting unit.

Determining a reporting unit’s discounted cash flows requires significant management judgment with respect to sales, gross margin and selling, general and administrative (SG&A) expense rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures were based on our annual business plan and other forecasted results. Discount rates reflected a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units was based on the best information available as of the date of the assessment. The use of different assumptions would have increased or decreased estimated discounted future operating cash flows and could have increased or decreased any impairment charge. As identified in Note 2, the terminal growth rate we used in our third quarter of fiscal year 2009 discounted cash flow model was 2.5%-3.0%. While we do not believe historical operating results are necessarily indicative of future operating results, we believe our assumptions were reasonable when compared to our historical 10 year compound annual growth rate in operating cash flow of 3.3%.

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

For additional information see Note 2, “Goodwill and Other Impairment Charges” of the Notes to the Consolidated Financial Statements.

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

Results of Operations

The percentage relationships to revenues of certain income and expense items for the three fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues Years Ended			Percentage Change Between Years
	Fiscal 2011	Fiscal 2010	Fiscal 2009	FY 2011 vs. FY 2010	FY 2010 vs. FY 2009
Revenues:
Rental operations	91.7%	93.1%	92.0%	(2.0)%	(9.9)%
Direct sales	8.3	6.9	8.0	19.2	(23.4)
Total revenues	100.0	100.0	100.0	(0.6)	(10.9)
Operating expenses:
Cost of rental operations	68.0	69.5	70.1	(4.3)	(10.6)
Cost of direct sales	74.1	74.0	74.2	19.3	(23.5)
Total cost of sales	68.5	69.9	70.4	(2.6)	(11.7)
Selling and administrative	23.7	23.0	24.2	2.3	(15.2)
Goodwill and other impairment charges	–	–	13.5	–	(100.0)
Income/(Loss) from operations	7.9	7.2	(8.1)	9.7	178.4
Interest expense	1.2	1.7	1.5	(26.1)	(1.1)
Income/(Loss) before income taxes	6.7	5.5	(9.6)	20.5	150.8
Provision/(Benefit) for income taxes	2.7	2.1	(1.9)	28.1	197.6
Net income/(loss)	4.0%	3.4%	(7.7)%	15.9%	139.5%

Fiscal Year 2011 Compared to Fiscal Year 2010

Fiscal Years. We operate on a fiscal year ending on the Saturday closest to June 30. As a result, we will periodically have a fiscal year that consists of 53 weeks. Fiscal year 2011 had 52 weeks and fiscal year 2010 had 53 weeks. We estimate that the extra week of operations generated incremental revenue of approximately $15.0 million and incremental earnings of approximately $0.03 per share in fiscal year 2010.

Revenues. Total revenues in fiscal year 2011 declined 0.6% to $828.9 million from $833.6 million in fiscal year 2010.

Fiscal year 2011 included additional revenue of $5.9 million related to the modification of our revenue recognition policy related to certain replacement fees previously discussed. Fiscal year 2010 included $6.7 million related to this modification and $15.0 million related to the 53rd week. Excluding these items, total revenue in fiscal year 2011 increased by $11.1 million or 1.4%.

Rental revenue decreased $15.8 million in fiscal year 2011, a 2.0% decrease from fiscal year 2010. The decrease in rental revenue was driven primarily by the divestiture of several non-core businesses in fiscal year 2010, which accounted for $14.3 million, and the extra week of revenue, which contributed $14.0 million in fiscal year 2010. These items were partially offset by an improvement in organic growth of $5.0 million and the favorable impact of foreign currency translation rates, which contributed $7.8 million to fiscal year 2011 revenue. The organic rental growth rate was 0.75%, an increase of 12.25% from negative 11.5% in fiscal 2010. The improvement in the rental organic growth rate was driven by virtually all components of organic growth, including customer retention, new account sales, price and customer employment levels. Organic rental revenue is calculated using rental revenue, adjusted to exclude foreign currency exchange rate changes, divestitures, acquisitions, the previously noted modification of our revenue recognition policy and the impact of the 53rd week in fiscal year 2010 compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.

Direct sale revenue was $68.6 million in fiscal year 2011, a 19.2% increase from $57.5 million in fiscal year 2010. The increase in direct sale revenue was due to several large new account sales, a strong outerwear promotion and improved catalog sales in fiscal year 2011. These increases were partially offset by the impact of the 53rd week in fiscal year 2010. The organic direct sale growth rate was 11.5% in fiscal year 2011 compared to negative 28.25% in fiscal year 2010.

Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, decreased 4.3% to $516.6 million in fiscal year 2011 from $539.7 million in fiscal year 2010. As a percentage of rental revenue, our gross margin from rental sales increased to 32.0% in fiscal 2011 from 30.5% in the prior fiscal year. This improvement in rental gross margin was the result of the leverage provided by a higher revenue base, lower merchandise costs, improved productivity across our core rental operations and continued specific location profit improvement actions, partially offset by increased energy and fringe benefit costs. Merchandise costs were lower in fiscal year 2011 due to the effective management of our used garment inventory partially offset by the acquisition of new garments to support our significant new account growth as well as higher cotton costs.

Cost of Direct Sales. Cost of direct sales increased to $50.8 million in fiscal year 2011 from $42.6 million in fiscal year 2010. Gross margin from direct sales decreased in fiscal year 2011 to 25.9% from 26.0% in fiscal year 2010. The slight decrease in gross margin is primarily due to higher merchandise costs partially offset by leverage provided by a higher revenue base.

Selling and Administrative. Selling and administrative expenses increased 2.3% to $196.1 million in fiscal year 2011 from $191.7 million in fiscal year 2010. As a percentage of total revenues, selling and administrative expenses increased to 23.7% in fiscal year 2011 from 23.0% in fiscal year 2010.

The increase is primarily the result of net gains related to the sale, divestiture and write-down of certain business assets, partially offset by certain costs associated with cost reduction activities in the prior fiscal year which did not reoccur in the current year. The current year includes a charge associated with implementing plans to close or divest three facilities. The current year also includes expenses associated with increased incentive and sales-based compensation associated with improved profitability and increased new account sales.

Interest Expense. Interest expense was $10.2 million in fiscal year 2011 as compared to $13.8 million in fiscal year 2010. The decreased interest expense is due to lower average interest rates and lower average debt balances.

Provision for Income Taxes. Our effective tax rate for fiscal year 2011 increased to 39.9% from 37.5% in fiscal year 2010. The current year tax rate is higher primarily due to the reduction of a deferred tax asset associated with equity based compensation, while the prior year tax rate included benefits related to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and favorable tax treatment on the sale of certain assets, offset by the reduction of a deferred tax asset associated with equity-based compensation. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns and the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.

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

Revenues. Total revenues in fiscal year 2010 declined 10.9% to $833.6 million from $936.0 million in fiscal year 2009.

Rental revenue decreased $84.8 million in fiscal year 2010, a 9.9% decrease from fiscal year 2009. The organic rental growth rate was negative 11.5%, a decrease from negative 5.25% in fiscal year 2009. Our organic rental growth was negatively impacted by significantly reduced customer employment levels and lower new account sales due to adverse economic conditions. Organic rental revenue is calculated using rental revenue, adjusted to exclude foreign currency exchange rate changes, divestitures, acquisitions, the modification of our revenue recognition policy and the impact of the 53rd week compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations. In addition, rental revenue was positively impacted by $12.4 million, or 1.4%, compared to the prior year due to the favorable impact of foreign currency translation rates, $14.0 million due to the extra week and $6.7 million due to the modification of our revenue recognition policy related to certain towel and linen replacement fees. These positive impacts were offset by the divestiture of several operations that resulted in a decrease in rental revenue of approximately $22.3 million or 2.6%.

Direct sale revenue was $57.5 million in fiscal year 2010, a 23.4% decrease from $75.0 million in fiscal year 2009. The organic direct sale growth rate was negative 28.25% in fiscal year 2010 compared to negative 1.5% in fiscal year 2009. The decrease in direct sale revenue was due to the loss of a significant customer at the end of fiscal year 2009 and the continued difficult economic environment. Also, fiscal year 2009 included increased revenues from the rollout of an apparel program to a major airline industry customer. These decreases were partially offset by several large new customer accounts and the impact of the extra week.

Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, decreased 10.6% to $539.7 million in fiscal year 2010 from $603.5 million in fiscal year 2009. As a percentage of rental revenue, our gross margin from rental sales increased to 30.5% in fiscal year 2010 from 29.9% in the prior fiscal year. During fiscal year 2010, we experienced significant margin pressure resulting from our 11.5% negative organic rental growth, the impact of higher vehicle leasing costs and the impact of fixed costs absorbed over a lower revenue base. These decreases in rental gross margin were offset by a decrease in our merchandise expense related to more effectively using and sharing garments, lower energy prices and cost control efforts.

Cost of Direct Sales. Cost of direct sales decreased to $42.6 million in fiscal year 2010 from $55.7 million in fiscal year 2009. Gross margin from direct sales increased in fiscal year 2010 to 26.0% from 25.8% in fiscal year 2009. The slight increase in gross margin is primarily due to the change in product mix to include an increased percentage of higher margin items in fiscal year 2010 compared to fiscal year 2009.

Selling and Administrative. Selling and administrative expenses decreased 15.2% to $191.7 million in fiscal year 2010 from $226.1 million in fiscal year 2009. As a percentage of total revenues, selling and administrative expenses decreased to 23.0% in fiscal year 2010 from 24.2% in fiscal year 2009. The decrease is primarily the result of cost reduction activities, net gains associated with the sale, divestiture and write-down of certain business assets in fiscal year 2010 of $4.0 million, environmental and severance expense in the prior year of $9.6 million that did not reoccur in the current year and lower selling expenses as a result of lower new account sales. These decreases were partially offset by the impact of fixed costs absorbed over a lower revenue base.

Goodwill and Other Impairment Charges. As discussed in Note 2, “Goodwill and Other Impairment Charges” of the Notes to the Consolidated Financial Statements, during fiscal year 2009, we conducted an impairment analysis for our goodwill and our intangible assets and long-lived assets. This analysis concluded that certain of our goodwill, intangible assets, and long-lived assets carrying values exceeded their related fair values by $126.7 million. This non-cash charge consisted of $107.0 million related to goodwill, $16.2 million related to long-lived assets and $3.5 million related to certain acquired customer lists.

Interest Expense. Interest expense was $13.8 million in fiscal year 2010 as compared to $14.0 million in fiscal year 2009. The decreased interest expense associated with the reduction in overall debt balances was partially offset by higher effective interest rates and increased debt closing costs amortization related to the new revolving credit agreement.

Provision for Income Taxes. Our effective tax rate for fiscal year 2010 increased to 37.5% from 19.5% in fiscal year 2009. The current year tax rate is lower than our statutory rate due to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and the favorable tax treatment on the sale of certain assets, offset by the reduction of a deferred tax asset associated with equity based compensation. The prior year tax rate was significantly lower than our statutory rate primarily due to the impact of nondeductible goodwill impairment charges, nondeductible environmental charges, and the write-off of deferred tax assets associated with certain expiring stock options. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns and the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.

Liquidity, Capital Resources and Financial Condition

Financial Condition. Our financial condition is strong. In assessing our financial condition, we consider factors such as working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our operations through a combination of cash flow from operations and debt financing. We believe we have sufficient access to capital markets to fund our operations.

Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.

Working capital at July 2, 2011 was $139.4 million, a $2.3 million increase from $137.1 million at July 3, 2010. The increase in working capital was primarily driven by an increase in inventory and accounts receivable to support our revenue growth, offset by the movement of our revolving credit facility from long term to current.

Operating Activities. Net cash provided by operating activities was $67.0 million in fiscal year 2011, $72.7 million in fiscal year 2010 and $103.2 million in fiscal year 2009. Cash provided by operations in fiscal year 2011 decreased primarily due to increased expenditures on inventory, partially offset by lower payments on payables and to a lesser extent higher net income. Cash provided by operations in fiscal year 2010 decreased primarily due to lower net income, when the prior year impairment charge is excluded, and a decreased benefit from accounts receivable collections.

Investing Activities. Net cash used for investing activities was $20.7 million in fiscal year 2011 and $23.3 million in fiscal year 2009. Net cash provided by investing activities was $4.9 million in fiscal year 2010. In fiscal year 2011 and fiscal year 2009, cash was used primarily for the acquisition of property, plant and equipment. In fiscal year 2010, we sold certain business assets for $21.6 million, which was partially offset by capital expenditures of $16.7 million.

Financing Activities. Financing activities used cash of $32.3 million in fiscal year 2011, $81.8 million in fiscal year 2010 and $78.3 million in fiscal year 2009. Cash used for financing activities in fiscal year 2011 was primarily for repayment of debt and payment of dividends. Cash used for financing activities in fiscal year 2010 was primarily for repayment of debt. Cash used for financing activities in fiscal year 2009 was primarily for repayment of debt and repurchases of our common stock. We paid dividends of $7.1 million in fiscal year 2011, $5.6 million in fiscal year 2010 and $5.2 million in fiscal year 2009. Dividends per share were $0.38, $0.30, and $0.28 in fiscal years 2011, 2010 and 2009, respectively. We anticipate dividends in fiscal year 2012 to increase from $0.38 to $0.52 per share, which will result in estimated total dividend payments of $9.7 million in fiscal year 2012.

Capital Structure. Total debt was $135.9 million at July 2, 2011, a decrease of $25.5 million from the prior year balance of $161.4 million. The ratio of debt to capitalization (total debt divided by the sum of the stockholder’s equity plus total debt) was 20.9% at July 2, 2011, a significant decrease from 25.7% at July 3, 2010.

We believe that we will be able to fund all of the currently anticipated cash requirements for fiscal year 2012, including scheduled debt repayments, new investments in the business, dividend payments, and possible business acquisitions, from operating cash flow and our revolving credit facility.

We have a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. We anticipate that we will renew this facility on or before July 1, 2012, with similar loan covenants and at the prevailing market interest rate in effect at the time of consummation. Borrowings in U.S. dollars under the current credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.

As of July 2, 2011, borrowings outstanding under the revolving credit facility were $40.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of July 2, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of July 2, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.49
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	10.46
Minimum Net Worth	$314.6	$514.9

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of July 2, 2011 bear interest at a weighted average all-in rate of 2.50% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At July 2, 2011 this fee was 0.25% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of July 2, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.85% (LIBOR plus 0.60%).

We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with a previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.

As of July 2, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.08%. Additionally, $15.0 million of letters of credit were outstanding under this facility on this date, primarily related to our property and casualty insurance programs. The facility expires on September 26, 2012.

See Note 6, “Derivative Financial Instruments” of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At July 2, 2011, we were in compliance with all debt covenants and only a material adverse change in our financial performance and condition could result in a potential event of default. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.

The following table summarizes our cash payment obligations as of July 2, 2011 for the next five fiscal years and thereafter (in millions):

	Less than one year	One to three years	Three to five years	After five years	Total
Variable rate revolving credit facility	$40.0	$–	$–	$–	$40.0
Variable rate notes	–	20.0	75.0	–	95.0
Other debt arrangements, including capital leases	0.7	0.2	–	–	0.9
Operating leases	25.0	40.0	20.9	18.8	104.7
Retirement benefit payments	2.5	5.3	6.1	19.8	33.7
Total contractual cash obligations	$68.2	$65.5	$102.0	$38.6	$274.3

As of July 2, 2011, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 6, “Derivative Financial Instruments” of the Notes to the Consolidated Financial Statements for a further discussion.

At July 2, 2011, we had approximately $256.4 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $215.5 million due to debt covenants. Our revolving credit facility contributes $210.5 million of liquidity while our accounts receivable securitization facility contributes $5.0 million based on the eligible receivables balance and the available limit on the facility at July 2, 2011. We anticipate that we will generate sufficient cash flows from operations and debt refinancing to satisfy our cash commitments and capital requirements for fiscal year 2012 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal year 2012 will be approximately $25-$30 million.

Off Balance Sheet Arrangements

At July 2, 2011, we had $23.6 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $104.7 million related to facility, equipment and vehicle leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.

Pension Obligations

Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $2.6 million in fiscal year 2011, expense of $1.5 million in fiscal year 2010 and income of $0.2 million in fiscal year 2009. At July 2, 2011, the fair value of our pension plan assets totaled $45.4 million. We anticipate making cash contributions of approximately $8.3 million in fiscal year 2012.

Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits has not occurred beyond this date.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 2, 2011 and

July 3, 2010, we estimated that the pension plan assets will generate a long-term rate of return of 7.75%. This rate is lower than the assumed rate used at June 27, 2009 of 8.0%. These rates were developed by evaluating input from our outside actuary and reference to historical performance and long-term inflation assumptions. The expected long-term rate of return on plan assets at July 2, 2011 is based on an allocation of equity and fixed income securities. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2012 pension expense by approximately $0.3 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.70% at July 2, 2011, 5.60% at July 3, 2010 and 6.90% at June 27, 2009. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 5.70% to 5.20%) would increase our accumulated benefit obligation at July 2, 2011 by approximately $5.7 million and increase the estimated fiscal year 2012 pension expense by approximately $0.5 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future. As part of our assessment of the expected return on plan assets, we considered historical asset performance, including the recent decline and subsequent improvement in the global equity markets, and concluded that a 7.75% long-term rate was appropriate.

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We made contributions to these plans of $3.3 million, $3.1 million and $3.2 million in fiscal years 2011, 2010 and 2009, respectively. The company records the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under the applicable accounting rules, we are not required to record a liability for our portion of any unfunded vested benefit liability until we exit from the plan.

In fiscal year 2009, local union members at a facility voted to decertify their union which triggered a charge of $0.9 million. In fiscal year 2010, local union members at another facility voted to decertify their union which triggered a charge of $0.9 million. In fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the related MEPPs and we recorded a charge of $1.0 million.

As evidenced by the four previous decertifications noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control, such as union members voting to decertify their union. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefit levels, interest rates, financial difficulty of other participants in the plan, including bankruptcy and continued participation by the company and other employers in the MEPPs. Based upon the most recent information available from the trustees managing the MEPPs, our share of the unfunded vested benefits for the remaining plans is estimated to be approximately $23.0 million to $29.0 million. Though the most recent plan data available from the MEPPs was used in computing this estimate, it is subject to change based on, among other things, future market conditions, employer contributions and benefit levels, each of which could impact the ultimate withdrawal liability. The majority of our unfunded obligation is related to our participation in the Central States MEPP. We currently participate in this plan through several collective bargaining agreements that have expiration dates starting in January 2012 and continuing through 2013.

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

Significant increases in energy costs, specifically natural gas and gasoline and other commodities, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.3% of our total revenue.

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

In the third quarter of fiscal year 2009, we restructured our workforce to better align our cost structure with our revenue levels. As a result of this action, we recorded approximately $0.9 million in severance costs in the Consolidated Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item in our Consolidated Statements of Operations.

During the first quarter of fiscal year 2010, we aligned our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs. These charges impacted our United States operating segment, and were recorded in the “Selling and administrative” line item in our Consolidated Statements of Operations.

In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non-core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the “Selling and administrative” line item in our Consolidated Statements of Operations.

In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our U.S. Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the “Selling and administrative” line item in our Consolidated Statements of Operations.

In the fourth quarter of fiscal year 2011, we implemented plans to close or divest three facilities and incurred a charge of approximately $1.7 million associated with these plans. This charge was recorded in the “Selling and administrative” line item in our Consolidated Statements of Operations. We expect these activities to be completed during fiscal year 2012.

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of July 2, 2011, we had reserves of approximately $1.4 million related to these matters.

The U.S. EPA previously identified certain alleged air-related deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.

The U.S. EPA has likewise previously identified certain alleged air-related deficiencies with respect to the operations at our Manchester, New Hampshire facility. We have entered into a Consent Decree with the United States and the U.S. EPA resolving this matter, which is on file with the court. Pending any public comments, we expect the decree to become effective in August 2011. Under the decree, we have agreed to pay a $0.1 million civil penalty, pay $0.2 million to implement a supplemental environmental project in New Hampshire, obtain a permit for this facility and implement certain operational changes at this facility. This matter arises out of the alleged failure of Alltex Uniform Rental Services, Inc., the company from which we acquired this business, to perform testing and secure a related permit prior to installing certain equipment in 1997. Our resolution of this matter is within the previously established reserve amounts.

We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

New Accounting Pronouncements

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the existing standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This guidance is effective for annual financial periods beginning after December 15, 2011 and interim periods within that period and is to be applied retrospectively, with early adoption permitted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage the interest rate on our fixed and variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at July 2, 2011 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at July 2, 2011 was an unrealized loss of $2.1 million.

A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at July 2, 2011. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $6.1 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 6.9%. The scenario that distributes the 50 basis point change would increase or decrease forecasted interest expense by $0.3 million or 4.3%.

For additional information regarding our debt see Note 4, “Long-term Debt” of the Notes to the Consolidated Financial Statements as well as the Liquidity, Capital Resources and Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Energy Cost Risk

We are subject to market risk exposure related to changes in energy costs. To manage this risk we have historically utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of July 2, 2011, we have no outstanding derivative financial instruments. However, we may utilize derivative financial instruments to manage gasoline and diesel fuel cost volatility in the future.

A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at July 2, 2011 and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.2 million.

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

Following is a summary of the results of operations for each of the quarters within the fiscal years ended July 2, 2011 and July 3, 2010. All amounts are in millions, except per share data.

QUARTERLY FINANCIAL DATA

G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth
2011
Revenues	$200.4	$204.1	$210.3	$214.0
Gross Profit	64.8	63.8	66.3	66.5
Income from Operations	18.1	16.6	16.0	14.7
Net Income	9.0	8.7	8.0	7.6
Basic Earnings per Share	0.49	0.47	0.43	0.41
Diluted Earnings per Share	0.49	0.47	0.43	0.41
Dividends per Share	0.095	0.095	0.095	0.095

2010
Revenues	$208.1	$206.4	$198.9	$220.2
Gross Profit	60.3	60.7	59.2	71.1
Income from Operations	9.8	14.3	14.0	21.5
Net Income	3.3	7.2	7.0	11.1
Basic Earnings per Share	0.18	0.39	0.38	0.61
Diluted Earnings per Share	0.18	0.39	0.38	0.61
Dividends per Share	0.075	0.075	0.075	0.075

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2011 was a 52 week year and fiscal year 2010 was a 53 week year with the extra week reported in the fourth quarter.

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

Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of July 2, 2011.

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

August 26, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

G&K Services, Inc.

We have audited the accompanying consolidated balance sheets of G&K Services, Inc. and subsidiaries (the Company) as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended July 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. and subsidiaries at July 2, 2011 and July 3, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Minneapolis, Minnesota

August 26, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

G&K Services, Inc.

We have audited G&K Services, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, G&K Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 2, 2011, and July 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for each of the three years in the period ended July 2, 2011 and our report dated August 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Minneapolis, Minnesota

August 26, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands, except per share data)	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Revenues
Rental operations	$760,304	$776,098	$860,921
Direct sales	68,557	57,494	75,044
Total revenues	828,861	833,592	935,965

Operating Expenses
Cost of rental operations	516,631	539,711	603,524
Cost of direct sales	50,779	42,555	55,650
Selling and administrative	196,076	191,705	226,115
Goodwill and other impairment charges	–	–	126,719
Total operating expenses	763,486	773,971	1,012,008

Income/(Loss) from Operations	65,375	59,621	(76,043)
Interest expense	10,240	13,849	13,996
Income/(Loss) before Income Taxes	55,135	45,772	(90,039)
Provision/(Benefit) for income taxes	21,975	17,160	(17,575)
Net Income/(Loss)	$33,160	$28,612	$(72,464)

Basic weighted average number of shares outstanding	18,355	18,299	18,389
Basic Earnings/(Loss) per Common Share	$1.81	$1.56	$(3.94)
Diluted weighted average number of shares outstanding	18,497	18,348	18,389
Diluted Earnings/(Loss) per Common Share	$1.79	$1.56	$(3.94)

Dividends per Share	$0.38	$0.30	$0.28

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

(In thousands, except share and per share data)	July 2, 2011	July 3, 2010
ASSETS
Current Assets
Cash and cash equivalents	$22,974	$8,774
Accounts receivable, less allowance for doubtful accounts of $3,066 and $3,118	90,522	82,754
Inventories, net	163,050	126,325
Other current assets	13,568	17,509
Current income taxes receivable	8,046	3,770
Total current assets	298,160	239,132
Property, Plant and Equipment
Land	32,443	31,414
Buildings and improvements	159,216	154,200
Machinery and equipment	309,958	307,318
Automobiles and trucks	10,779	14,624
Less accumulated depreciation	(326,875)	(312,568)
Total property, plant and equipment	185,521	194,988
Other Assets
Goodwill	328,219	323,055
Customer contracts and non-competition agreements, net	17,286	22,634
Other, principally retirement plan assets	36,734	34,059
Total other assets	382,239	379,748
Total assets	$865,920	$813,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,067	$25,944
Accrued expenses
Salaries and employee benefits	29,773	29,408
Other	42,622	42,070
Deferred income taxes	7,626	3,557
Current maturities of long – term debt	40,710	1,023
Total current liabilities	158,798	102,002

Long-Term Debt, net of Current Maturities	95,188	160,398
Deferred Income Taxes	9,189	1,242
Accrued Income Taxes – Long Term	13,199	10,113
Other Noncurrent Liabilities	74,640	73,217

Commitments and Contingencies (Notes 11 and 12)
Stockholders’ Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000,000 shares authorized, 18,727,778 and 18,581,064 shares issued and outstanding	9,364	9,292
Additional paid-in capital	12,455	8,009
Retained earnings	471,041	444,986
Accumulated other comprehensive income	22,046	4,609
Total stockholders’ equity	514,906	466,896
Total liabilities and stockholders’ equity	$865,920	$813,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
Balance June 28, 2008	$9,551	$–	$512,566	$35,359	$557,476
Comprehensive loss:
Net loss	–	–	(72,464)	–	(72,464)
Other comprehensive loss (see Note 8)	–	–	–	(32,755)	(32,755)
Comprehensive Loss					(105,219)
Issuance of common stock under stock plans, net of income tax (90 shares)	45	165	–	–	210
Equity based compensation	–	7,149	–	–	7,149
Share repurchase program (680 shares, see Note 9)	(340)	(3,771)	(12,936)	–	(17,047)
Cash dividends ($0.28 per share)	–	–	(5,213)	–	(5,213)
Balance June 27, 2009	9,256	3,543	421,953	2,604	437,356
Comprehensive income:
Net income	–	–	28,612	–	28,612
Other comprehensive income (see Note 8)	–	–	–	2,005	2,005
Comprehensive Income					30,617
Issuance of common stock under stock plans, net of income tax (88 shares)	44	340	–	–	384
Equity based compensation	–	4,513	–	–	4,513
Shares associated with tax withholdings under our employee equity incentive plan (16 shares, see Note 9)	(8)	(387)	–	–	(395)
Cash dividends ($0.30 per share)	–	–	(5,579)	–	(5,579)
Balance July 3, 2010	9,292	8,009	444,986	4,609	466,896
Comprehensive income:
Net income	–	–	33,160	–	33,160
Other comprehensive income (see Note 8)	–	–	–	17,437	17,437
Comprehensive Income					50,597
Issuance of common stock under stock plans, net of income tax (160 shares)	80	615	–	–	695
Equity based compensation	–	4,175	–	–	4,175
Shares associated with tax withholdings under our employee equity incentive plan (16 shares, see Note 9)	(8)	(344)	–	–	(352)
Cash dividends ($0.38 per share)	–	–	(7,105)	–	(7,105)
Balance July 2, 2011	$9,364	$12,455	$471,041	$22,046	$514,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands)	July 2, 2011 (52 weeks)	July 3, 2010 (53 weeks)	June 27, 2009 (52 weeks)
Operating Activities:
Net income/(loss)	$33,160	$28,612	$(72,464)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities –
Depreciation and amortization	37,600	40,188	44,252
Goodwill and other impairment charges	–	–	126,719
Deferred income taxes	982	(1,824)	(34,999)
Share-based compensation	4,175	4,513	7,149
Changes in current operating items, exclusive of acquisitions/divestitures –
Accounts receivable and prepaid expenses	(1,907)	371	22,155
Inventories	(27,434)	22,157	6,762
Accounts payable and other accrued expenses	21,919	(12,576)	121
Other	(1,491)	(8,731)	3,485
Net cash provided by operating activities	67,004	72,710	103,180

Investing Activities:
Property, plant and equipment additions, net	(20,670)	(16,710)	(23,330)
Divestiture of business assets, net	–	21,620	–
Net cash (used for) provided by investing activities	(20,670)	4,910	(23,330)

Financing Activities:
Payments of long-term debt	(1,025)	(7,535)	(7,740)
Payments of revolving credit facilities, net	(24,500)	(68,710)	(48,500)
Cash dividends paid	(7,105)	(5,579)	(5,213)
Net issuance of common stock, under stock option plans	695	384	210
Purchase of common stock	(352)	(395)	(17,047)
Net cash used for financing activities	(32,287)	(81,835)	(78,290)

Increase (Decrease) in Cash and Cash Equivalents	14,047	(4,215)	1,560
Effect of Exchange Rates on Cash	153	(147)	(1,075)

Cash and Cash Equivalents:
Beginning of year	8,774	13,136	12,651
End of year	$22,974	$8,774	$13,136

Supplemental Cash Flow Information:
Cash paid for –
Interest	$8,455	$13,161	$14,214
Income taxes	$9,907	$13,502	$11,162

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except share and per share data)

1.	Summary of Significant Accounting Policies

Nature of Business

G&K Services, Inc. is a service-focused market leader of branded uniform and facility services programs. We serve a wide variety of North American customers, enhancing their image and safety with high-quality work apparel and facility products and services by consistently Delivering Uniform Excellence. We also manufacture certain work apparel garments that are used to support our garment rental and direct purchase programs. We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of G&K Services, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation.

Our fiscal year ends on the Saturday nearest June 30. All references herein to “2011”, “2010” and “2009”, refer to the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively. Fiscal years 2011 and 2009 consisted of 52 weeks, fiscal year 2010 consisted of 53 weeks.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses and the fair value approximates the book value. The allowance, recognized as an amount equal to anticipated future write-offs, is based on the age of outstanding balances, analysis of specific accounts, historical bad debt experience and current economic trends. We generally write-off uncollectible accounts receivable after all avenues of collection have been exhausted.

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

We review the estimated useful lives of our in-service merchandise on a periodic basis. During the fourth quarter of fiscal year 2010, we completed an analysis of certain in-service merchandise which resulted in the estimated useful lives for the merchandise being modified to better reflect the estimated periods in which the merchandise will remain in service. The effect of the change in estimate in fiscal years 2010 and 2011 was not material.

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

The components of inventories as of July 2, 2011 and July 3, 2010 are as follows:

	July 2, 2011	July 3, 2010
Raw Materials	$16.4	$7.5
Work in Process	1.7	0.5
Finished Goods	51.4	49.0
New Goods	$69.5	$57.0
Merchandise In Service	$93.6	$69.3
Total Inventories	$163.1	$126.3

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is generally computed using the straight-line method over the following estimated useful lives:

Life (Years)
Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10

Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense for fiscal years 2011, 2010 and 2009 was $32.0 million, $34.0 million and $37.0 million, respectively and includes amortization of assets recorded under capital leases.

Environmental Costs

We accrue various environmental related costs, which consist primarily of estimated clean-up costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum estimated amount. This accrued amount reflects our assumptions regarding the nature of the remedy and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations, could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments to our accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on our results of operations or cash flows in a given period. We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

Accruals for environmental liabilities are included in the “Other” accrued expenses line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense in the period incurred.

For additional information see Note 12, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

Impairments of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with applicable accounting standards. Recoverability of assets in accordance with these standards compares the projected undiscounted future cash flows from use and disposition of assets to the carrying amounts of those assets. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, discounted cash flows are utilized to determine the fair value of the assets being evaluated. During the third quarter of fiscal year 2009, we recorded an impairment loss of $19.7 million related to certain long-lived assets and included that loss in the “Goodwill and other impairment charges” line item in the Consolidated Statements of Operations.

For additional information see Note 2, “Goodwill and Other Impairment Charges” of the Notes to the Consolidated Financial Statements.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed annually in our fourth quarter for possible impairment, or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Goodwill has been assigned to reporting units for purposes of impairment testing. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $258.7 million, $69.5 million and $0, respectively, at July 2, 2011. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2009, 2010, or 2011.

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

During the second quarter of fiscal year 2009, there was a significant deterioration in general economic conditions and in the market value of our stock. The resulting decline in our market capitalization prompted us to conduct a goodwill analysis to determine if an impairment of goodwill existed as of December 27, 2008. Our analysis evaluated the estimated fair value of each reporting unit relative to the net book value. We prepared a discounted cash flow analysis to estimate the fair value, which validated the reasonableness of the estimated market value plus a control premium. As a result of this analysis, no impairment was recorded as of December 27, 2008. In the third quarter of fiscal year 2009, economic events and circumstances indicated that it was necessary to perform an additional assessment of our goodwill. As part of our assessment, we prepared a discounted cash flow analysis to determine the fair value of each reporting unit.

Determining a reporting unit’s discounted cash flows requires significant management judgment with respect to sales, gross margin and selling, general and administrative (SG&A) expense rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on our annual business plan and other forecasted results. Discount rates reflect a market-based weighted average cost of capital taking into consideration the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimated fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions could increase or decrease the estimated future discounted operating cash flows and therefore, could increase or decrease any impairment charge. As identified in Note 2, the terminal growth rate we used in our third quarter of fiscal year 2009 discounted cash flow model was 2.5%-3.0%. While we do not believe historical operating results are necessarily indicative of future operating results, we believe our assumptions were reasonable when compared to our historical 10 year compound annual growth rate in operating cash flow of 3.3%. After completing the assessment we determined that the carrying value of our U.S. Rental and Direct Sales reporting units exceeded the fair value, and an impairment charge of $107.0 million was recorded.

We performed our annual goodwill impairment test for fiscal years 2009, 2010 and 2011 and determined that no further impairment of goodwill occurred.

Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

For additional information see Note 2, “Goodwill and Other Impairment Charges” of the Consolidated Financial Statements.

Retirement Plan Assets

Retirement plan assets consist primarily of mutual funds and cash equivalents, which are stated at their fair value as determined by quoted market prices, and the cash surrender values of life insurance policies.

Foreign Currency

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within “Accumulated other comprehensive income (loss)” in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period and were not material in fiscal years 2011, 2010 or 2009.

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

During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and recognized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For fiscal year 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. For fiscal year 2010 this change increased revenue and income from operations by $6.7 million, net income by $4.2 million and basic and diluted earnings per common share by $0.23.

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

Per Share Data

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share was computed similarly to the computation of basic earnings per share, except that the denominator is adjusted for the assumed exercise of dilutive options using the treasury stock method and non-vested restricted stock.

For the Fiscal Years Ended (In thousands)	July 2, 2011	July 3, 2010	June 27, 2009
Weighted average number of common shares outstanding used in computation of basic earnings per share	18,355	18,299	18,389
Weighted average effect of non-vested restricted stock grants and assumed exercise of options	142	49	–
Shares used in computation of diluted earnings per share	18,497	18,348	18,389

We excluded potential common shares related to our outstanding equity compensation grants of 1,189,000, 1,486,000, and 1,840,000 from the computation of diluted earnings per share for fiscal years 2011, 2010 and 2009, respectively. Inclusion of these shares would have been anti-dilutive.

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

In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk, and periodically energy cost price risk and foreign exchange risk. Interest rate swap contracts are entered into to manage interest rate risk associated with our fixed and variable rate debt. Futures contracts on energy commodities are periodically entered into to manage the price risk associated with forecasted purchases of gasoline and diesel fuel used in our rental operations. Forward exchange contracts on foreign currencies are periodically entered into to manage the foreign currency exchange risk associated with firm commitments denominated in foreign currencies. We designate interest rate swap contracts as cash flow hedges of the interest expense related to variable rate debt.

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

Share-based Payments

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock option are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense.

New Accounting Pronouncements

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the existing standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statement. Additionally, the standard does not affect the calculation or reporting of earnings per share. This guidance is effective for annual financial periods beginning after December 15, 2011 and interim periods within that period and is to be applied retrospectively, with early adoption permitted.

2.	Goodwill and Other Impairment Charges

The following table identifies the major components of the goodwill and other impairment charges that are reflected in the Consolidated Statements of Operations for fiscal year 2009:

Goodwill	$107.0
Computer software	7.6
Property, plant and equipment	7.2
Customer contracts	3.5
Assets held for sale	1.4
Goodwill and other impairment charges	$126.7

Goodwill

During the third quarter of fiscal year 2009, we recorded a non-cash impairment charge of $107.0 million related to our goodwill. Of this amount, $100.0 million was associated with U.S. Rental operations and $7.0 million was related to Direct Sales operations. The goodwill impairment charges described above are recorded on the “Goodwill and other impairment charges” line of the Consolidated Statements of Operations.

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

As of July 2, 2011 and July 3, 2010, the fair value exceeded the carrying value of our goodwill related to both our U.S. Rental reporting unit and Canadian Rental reporting unit by over 10% for both fiscal years. All goodwill associated with our Direct Sales reporting unit had been previously written off.

Long-Lived Assets

Asset impairment charges in fiscal year 2009 include $7.2 million related to properties held and used, $1.4 million related to properties held for sale, $7.6 million related to computer software and $3.5 million related to customer contracts associated with our Direct Sales reporting unit.

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

In fiscal year 2009, we made the decision to close and sell certain under-performing production facilities. In connection with this decision and the plan to dispose of these asset groups, we recorded an impairment charge of $1.4 million. The fair values of the asset groups to be disposed of were determined based on prices of similar assets.

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

In fiscal years 2010 and 2011, we reviewed our long-lived assets for impairment and determined no indicators of impairment were present, therefore no impairment charge was recorded for these fiscal years.

3.	Goodwill and Intangible Assets

Goodwill includes the following:

	United States	Canada	Total
Balance as of June 27, 2009	$260.2	$59.7	$319.9
Divestitures	(0.5)	(1.0)	(1.5)
Foreign currency translation and other	–	4.7	4.7
Balance as of July 3, 2010	$259.7	$63.4	$323.1
Foreign currency translation and other	(1.0)	6.1	5.1
Balance as of July 2, 2011	$258.7	$69.5	$328.2

Other intangible assets, which are included in “Other assets” on the Consolidated Balance Sheet, are as follows:

	July 2, 2011	July 3, 2010
Customer contracts	$115.6	$114.0
Accumulated amortization	(98.3)	(91.7)
Net	$17.3	$22.3
Non-competition agreements	$11.2	$11.1
Accumulated amortization	(11.2)	(10.8)
Net	$–	$0.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Other intangible assets are amortized over a weighted average life of approximately 11 years.

Amortization expense was $5.6 million, $6.2 million and $7.2 million for fiscal years 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of July 2, 2011 is as follows:

2012	$5.0
2013	3.8
2014	2.6
2015	1.9
2016	1.4

4.	Long-Term Debt

Debt as of July 2, 2011 and July 3, 2010 includes the following:

	2011	2010
Borrowings under unsecured revolving credit facility	$40.0	$64.5
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	20.0	20.0
Other debt arrangements including capital leases	0.9	1.9
	135.9	161.4
Less current maturities	(40.7)	(1.0)
Total long-term debt	$95.2	$160.4

We have a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. Borrowings in U.S. dollars under the current credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.

As of July 2, 2011, borrowings outstanding under the revolving credit facility were $40.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of July 2, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases. The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of July 2, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.49
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	10.46
Minimum Net Worth	$314.6	$514.9

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of July 2, 2011 bear interest at a weighted average all-in rate of 2.50% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At July 2, 2011 this fee was 0.25% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of July 2, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.85% (LIBOR plus 0.60%).

We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 29, 2010, we completed the Second Amended and Restated Loan Agreement. The primary purpose of entering into the Loan Agreement and replacing the prior loan agreement was to (i) make conforming changes in connection with the previously disclosed reduction of the facility limit to $40.0 million effective July 1, 2010; (ii) make available an amount not exceeding $15.0 million under the facility for the issuance of letters of credit (subject to the aggregate $40.0 million facility limit); and (iii) add three of our subsidiaries as parties to the related intercompany receivables sale agreement to increase the borrowing base. Under the above stated amendment, we pay interest at a rate per annum equal to a margin of 0.85%, plus the average annual interest rate for such commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.

As of July 2, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.08%. Additionally, $15.0 million of letters of credit were outstanding under this facility on this date, primarily related to our property and casualty insurance programs. The facility expires on September 26, 2012.

See Note 6, “Derivative Financial Instruments” of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At July 2, 2011, we were in compliance with all debt covenants.

The fair value of our long-term debt is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date. The fair value of the long-term debt under the unsecured revolving credit facility, unsecured variable rate notes and secured variable rate loans approximates their carrying value as of July 2, 2011 and July 3, 2010.

The following table summarizes payments due on long-term debt, including capital leases, as of July 2, 2011 for the next five fiscal years and thereafter:

2012	$40.7
2013	20.2
2014	–
2015	–
2016 and thereafter	75.0

5.	Fair Value Measurements

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

Level 1 – unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 – other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets in non-active markets;

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by other observable market data.

Level 3 – unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

We have not transferred any items between fair value levels during fiscal year 2011. In addition, we valued our level 2 assets and liabilities by reference to information provided by independent third parties for similar assets and liabilities in active markets.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of July 2, 2011 and July 3, 2010:

	As of July 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$–	$10.3	$10.3
Non-qualified deferred compensation plan assets	21.8	–	21.8
Total assets	$21.8	$10.3	$32.1
Accrued expenses:
Derivative financial instruments	$–	$2.1	$2.1
Total liabilities	$–	$2.1	$2.1

	As of July 3, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$–	$9.6	$9.6
Non-qualified deferred compensation plan assets	16.9	–	16.9
Total assets	$16.9	$9.6	$26.5
Accrued expenses:
Derivative financial instruments	$–	$5.2	$5.2
Total liabilities	$–	$5.2	$5.2

The non-qualified, non-contributory retirement plan assets above consist primarily of the cash surrender value of life insurance policies and the non-qualified deferred compensation plan assets above consist primarily of various equity, fixed income and money market mutual funds.

We do not have any level 3 assets or liabilities, and the fair value of cash and cash equivalents, trade receivables and borrowings under the various credit agreements approximates the amounts recorded.

6.	Derivative Financial Instruments

We use interest rate swap contracts to limit exposure to changes in interest rates and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 56% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at July 2, 2011.

As of July 2, 2011, none of our anticipated gasoline and diesel fuel purchases are hedged.

We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

We do not have any material assets related to derivatives as of July 2, 2011 and July 3, 2010.

The following table summarizes the classification and fair value of the interest rate swap agreements and fuel commodity futures contracts, which have been designated as cash flow hedging instruments:

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	July 2, 2011	July 3, 2010
Interest rate swap contracts	Other accrued expenses	$2.1	$5.0
Fuel commodity futures contracts	Other accrued expenses	–	0.2
Total derivatives designated as cash flow hedging instruments		$2.1	$5.2

As of July 2, 2011 and July 3, 2010, all derivative financial instruments were designated as hedging instruments.

For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to the “Interest expense” line item in our Consolidated Statements of Operations. Of the $1.5 million net loss deferred in accumulated other comprehensive income as of July 2, 2011, a $1.1 million loss is expected to be reclassified to interest expense in the next 12 months.

As of July 2, 2011, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $55.0 million notional amount, none of which are forward starting interest rate swap contracts. Of the $55.0 million notional amount, $40.0 million matures in the next 12 months and $15.0 million matures in 13-24 months. The average rate on the $55.0 million of interest rate swap contracts was 3.6% as of July 2, 2011. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Statements of Operations for fiscal years 2011, 2010 and 2009 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Loss Recognized in Accumulated Other Comprehensive Income
	For the Fiscal Years
Relationship:	2011	2010	2009
Interest rate swap contracts	$(0.8)	$(2.3)	$(6.4)
Fuel commodity futures contracts	–	(0.2)	(1.9)
Total derivatives designated as cash flow hedging instruments	$(0.8)	$(2.5)	$(8.3)

		Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Consolidated Statements of Operations
	Statement of Operations Classification:	For the Fiscal Years
Relationship:		2011	2010	2009
Interest rate swap contracts	Interest expense	$(3.0)	$(3.6)	$(2.2)
Interest rate swap contracts	Selling and administrative	–	(0.1)	–
Fuel commodity futures contracts	Cost of rental operations	(0.1)	–	(0.8)
Total derivatives designated as cash flow hedging instruments		$(3.1)	$(3.7)	$(3.0)

The following table summarizes the amount of gain or loss recognized in the Consolidated Statements of Operations for fiscal years 2011, 2010 and 2009 related to derivative financial instruments not designated as hedging instruments.

		Amount of Loss Recognized in Consolidated Statements of Operations
	Statement of Operations Classification:	For the Fiscal Years
Relationship:		2011	2010	2009
Interest rate swap contracts	Selling and administrative	$–	$(0.3)	$–

7.	Exit, Disposal and Related Activities

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

In the third quarter of fiscal year 2009, we restructured our workforce to better align our cost structure with our revenue levels. As a result of this action, we recorded approximately $0.9 million in severance costs in the Consolidated Statements of Operations. These charges impacted both our United States and Canadian operating segments and did not significantly impact any one line item in our Consolidated Statements of Operations.

During the first quarter of fiscal year 2010, we aligned our workforce and cost structure to better match our revenue levels. As a result, we reduced selected administrative, regional and corporate headcount, divested an unprofitable operation and recorded approximately $1.4 million in associated severance costs. These charges impacted our United States operating segment, and were recorded in the “Selling and administrative” line item in our Consolidated Statements of Operations.

In the second quarter of fiscal year 2010, we sold all of the customer lists and certain assets related to our U.S. Cleanroom operations. In addition, we disposed of a non-core linen operation at one of our production facilities. As a result of these transactions, including the associated asset impairment charges, we recognized a net gain of $1.2 million in the “Selling and administrative” line item in our Consolidated Statements of Operations.

In the third quarter of fiscal year 2010, we sold a portion of the customer list and certain assets related to a non-core linen operation and refined our estimates related to the disposition of our U.S. Cleanroom operations. As a result of these transactions, including the associated impairment charges, we recognized a net gain of $2.5 million in the “Selling and administrative” line item in our Consolidated Statements of Operations.

In the fourth quarter of fiscal year 2011, we implemented plans to close or divest of three facilities and incurred a charge of approximately $1.7 million associated with these plans. This charge was recorded in the “Selling and administrative” line item of our Consolidated Statements of Operations. We expect these activities to be completed during fiscal year 2012.

8.	Comprehensive Income

The components of comprehensive income for fiscal years 2011, 2010 and 2009 are as follows:

	For the Fiscal Years
	2011	2010	2009
Net income/(loss)	$33.2	$28.6	$(72.5)
Other comprehensive income/(loss)
Foreign currency translation adjustments	12.5	9.2	(18.7)
Pension benefit liabilities, net of tax $1.7 million, $(5.4) million and $(5.4) million, respectively	2.6	(8.4)	(8.7)
Derivative financial instruments (loss) recognized, net of tax $(0.5) million, $(1.5) million and $(5.0) million, respectively	(0.8)	(2.5)	(8.3)
Derivative financial instruments loss reclassified, net of tax $1.9 million, $2.3 million and $1.8 million, respectively	3.1	3.7	3.0
Total other comprehensive income/(loss)	17.4	2.0	(32.7)
Total comprehensive income/(loss)	$50.6	$30.6	$(105.2)

The components of accumulated other comprehensive income, net of tax, are as follows:

	For the Fiscal Years
	2011	2010	2009
Foreign currency translation	$37.7	$25.2	$16.0
Pension benefit liabilities	(14.2)	(16.8)	(8.4)
Derivative financial instruments	(1.5)	(3.8)	(5.0)
Accumulated other comprehensive income	$22.0	$4.6	$2.6

9.	Stockholders’ Equity

We issue Class A shares of our stock, and each share is entitled to one vote and is freely transferable.

We have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 in May 2008. We may repurchase shares from time to time in the open market, privately negotiated or other transactions in accordance with applicable federal securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors. Under the program we did not repurchase any shares in fiscal year 2011 or fiscal year 2010. In fiscal year 2009, we repurchased 650,387 shares for $16.1 million. At the end of fiscal year 2011, we had approximately $57.9 million remaining under this authorization.

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

Share-Based Payment Plans

On November 4, 2010, our shareholders approved the G&K Services, Inc. Restated Equity Incentive Plan (2010) (“Restated Plan”). This plan restates our 2006 Equity Incentive Plan (“2006 Plan”) approved by shareholders at our November 16, 2006 annual meeting. The total number of authorized shares under the Restated Plan will be 3,000,000 (2,000,000 under the 2006 Plan and an additional 1,000,000 under the Restated Plan). Only 1,000,000 of the awards granted under the Restated Plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of July 2, 2011, 1,445,267 equity awards were available for grant.

The Restated Plan provides for certain stock awards, including stock options at fair market value and non-vested restricted shares, to our key employees and non-employee directors. Exercise periods for the stock options are generally limited to a maximum of 10 years and a minimum of one year. Stock options issued to employees generally vest over three years while restricted stock grants to employees generally vest over five years.

Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The amount of compensation cost that has been recognized in the Consolidated Statements of Operations was $4.2 million, $4.5 million, and $7.1 million for fiscal years 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million, $1.5 million and $2.7 million for fiscal years 2011, 2010 and 2009, respectively. No amount of share-based compensation expense was capitalized during the periods presented.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on the historic volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for each option is the interpolated market yield on a U.S. Treasury bill with a term comparable to the expected term of the granted stock option.

	For the Fiscal Years
	2011	2010	2009
Expected share price volatility	24.18% - 25.34%	21.34% - 23.12%	20.8% - 31.2%
Weighted average volatility	24.84%	21.67%	23.2%
Expected annual dividend per share	$0.38	$0.30	$0.28
Expected term (in years)	5 - 6	5 - 6	5 - 6
Risk free rate	1.41% - 1.72%	1.95% - 3.01%	1.5% - 3.3%

A summary of stock option activity under our plans as of July 2, 2011, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 3, 2010	1,481,077	$34.13
Granted	258,313	20.02
Exercised	(28,603)	25.60
Forfeited or expired	(93,525)	31.68
Outstanding at July 2, 2011	1,617,262	$32.17	5.72	$7.1
Exercisable at July 2, 2011	1,191,019	$35.53	4.70	$2.1

The weighted-average fair value of stock options on the date of grant during fiscal years 2011, 2010 and 2009 was $3.81, $4.82 and $7.69, respectively. The total intrinsic value of stock options exercised was $0.2 million in fiscal year 2011 and less than $0.1 million for fiscal years 2010 and 2009. As of July 2, 2011, there was $1.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our stock option plan.

We received total cash as a result of the exercise of stock options in fiscal years 2011, 2010 and 2009 of $0.6 million, $0.3 million and $0.2 million, respectively.

A summary of the status of our non-vested shares of restricted stock as of July 2, 2011 and changes during the year ended July 2, 2011, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at July 3, 2010	274,087	$30.09
Granted	140,901	20.64
Vested	(83,470)	32.88
Forfeited	(6,181)	29.24
Non-vested at July 2, 2011	325,337	$25.35

As of July 2, 2011, there was $6.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our restricted stock plan. That expense is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the fiscal years ended 2011, 2010 and 2009 was $2.5 million, $2.5 million and $3.1 million, respectively.

10.	Income Taxes

The components of the provision/(benefit) for income taxes are as follows:

Fiscal Years	2011	2010	2009
Current:
Federal	$(1.4)	$5.2	$8.3
State and local	0.9	1.5	1.6
Foreign	4.9	5.2	6.4
	4.4	11.9	16.3
Deferred	17.6	5.3	(33.9)
Provision/(Benefit) for Income Taxes	$22.0	$17.2	$(17.6)

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Years	2011	2010	2009
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.7%	2.3%	0.9%
Foreign earnings taxed at different rates	1.1%	(3.8)%	1.9%
Change in tax contingency reserve	0.4%	0.6%	0.6%
Goodwill impairment	–	–	(15.8)%
Non-deductible fines and penalties	–	–	(1.8)%
Share-based compensation	0.6%	2.9%	(1.4)%
Permanent differences and other, net	0.1%	0.5%	0.1%
Effective income tax rate	39.9%	37.5%	19.5%

The change in the tax contingency reserve in fiscal year 2011 was the result of the expiration of certain statutes and the favorable resolution of other tax matters, offset by reserve additions during the year. The change in the tax contingency reserve in fiscal year 2010 was the result of the expiration of certain statutes offset by reserve additions during the year. The change in the tax contingency reserve in fiscal year 2009 was the result of the expiration of certain statutes and the favorable resolution of other tax matters. The negative 15.8% impact on the effective tax rate in fiscal year 2009 is due to the impact of the non-deductible goodwill impairment charges recorded in fiscal year 2009.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax liabilities:
Inventory	$(20.8)	$(17.5)
Depreciation	(16.5)	(8.9)
Intangibles	(32.4)	(25.0)
Total deferred tax liabilities	(69.7)	(51.4)
Deferred tax assets:
Accruals and reserves	46.0	43.1
Share-based payments	5.1	5.0
Derivative financial instruments	0.9	2.4
Other	5.9	5.7
Gross deferred tax assets	57.9	56.2
Less valuation allowance	(5.0)	(4.7)
Total deferred tax assets	52.9	51.5
Net deferred tax (liabilities)/assets	$(16.8)	$0.1

Net deferred tax assets and liabilities are presented in the Consolidated Balance Sheet separately for each major tax jurisdiction. The net deferred tax assets and liabilities are presented in the Consolidated Balance Sheet as follows:

	2011	2010
Deferred tax assets:
Other current assets	$–	$2.0
Other, principally retirement plan assets	–	2.9
Net deferred tax assets	–	4.9
Deferred tax liabilities:
Deferred income taxes, current	7.6	3.6
Deferred income taxes, noncurrent	9.2	1.2
Net deferred tax liabilities	16.8	4.8
Net deferred tax (liabilities)/assets	$(16.8)	$0.1

The deferred tax assets include $4.5 million and $4.4 million related to state net operating loss carry-forwards which expire between fiscal year 2013 and fiscal year 2031, and $0.4 million and $0.4 million related to foreign net operating loss carry-forwards at July 2, 2011 and July 3, 2010, respectively.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowance of $5.0 million and $4.7 million at July 2, 2011 and July 3, 2010, respectively, relates to state net operating loss carry-forwards and foreign net operating loss carry-forwards. The amount was increased by $0.3 million for losses generated during the fiscal year ended July 2, 2011. The valuation allowance for foreign net operating loss carry-forwards of $0.4 million was established during the fiscal year ended July 3, 2010.

We have foreign tax credit carry-forwards of $1.8 million, generated during fiscal year 2011, which expire in fiscal year 2021. We have determined that no valuation allowance is necessary as of July 2, 2011.

We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $59.1 million as of both July 2, 2011 and July 3, 2010. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries.

We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Net tax-related interest and penalties were immaterial for the years reported. As of July 2, 2011 and July 3, 2010, we had $2.0 million and $1.8 million, respectively, of accrued interest and penalties related to uncertain tax positions, of which $1.5 million and $1.2 million would favorably affect our effective tax rate in any future periods, if recognized.

We file income tax returns in the United States, Canada and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2007 and 2005, respectively. With few exceptions, we are no longer subject to state and local income tax examinations prior to fiscal year 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year 2011	Fiscal Year 2010
Beginning balance	$12.8	$14.3
Tax positions related to current year:
Gross increase	2.6	2.0
Gross decrease	–	–
Tax positions related to prior years:
Gross increase	3.7	0.8
Gross decrease	(0.3)	(0.1)
Settlements	(1.6)	–
Lapses in statutes of limitations	(3.0)	(4.2)
Ending balance	$14.2	$12.8

As of July 2, 2011 and July 3, 2010, the total amount of unrecognized tax benefits was $14.2 million and $12.8 million, respectively, of which $3.0 million and $4.5 million would favorably affect the effective tax rate, if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

11.	Employee Benefit Plans

Pension Plan and Supplemental Executive Retirement Plan

We have a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We make annual contributions to the Pension Plan consistent with federal funding requirements.

Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. We have purchased life insurance contracts and other investments that could be used to fund the retirement benefits under this plan. The value of these insurance contracts and investments as of July 2, 2011 and July 3, 2010 were $10.3 million and $9.6 million, respectively.

We froze our Pension Plan and SERP effective January 1, 2007. Future growth in benefits has not occurred beyond this date.

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

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2012 is $1.6 million which is related primarily to net actuarial losses.

Obligations and Funded Status at July 2, 2011 and July 3, 2010

	Pension Plan		SERP
	2011	2010	2011	2010
Change in benefit obligation:
Projected benefit obligation, beginning of year	$66.9	$52.3	$13.3	$10.8
Service cost	–	–	–	–
Interest cost	3.7	3.5	0.7	0.7
Actuarial (gain)/loss	(0.8)	13.0	1.0	2.3
Benefits paid	(2.0)	(1.9)	(0.6)	(0.5)
Projected benefit obligation, end of year	$67.8	$66.9	$14.4	$13.3
Change in plan assets:
Fair value of plan assets, beginning of year	$39.8	$36.9	$–	$–
Actual return on plan assets	5.6	3.6	–	–
Employer contributions	2.0	1.2	0.6	0.6
Benefits paid	(2.0)	(1.9)	(0.6)	(0.6)
Fair value of plan assets, end of year	$45.4	$39.8	$–	$–
Funded status-net amount recognized	$(22.4)	$(27.1)	$(14.4)	$(13.3)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plan		SERP
	2011	2010	2011	2010
Accrued benefit liability	$(22.4)	$(27.1)	$(14.4)	$(13.3)
Net amount recognized	$(22.4)	$(27.1)	$(14.4)	$(13.3)

	Pension Plan		SERP
	2011	2010	2011	2010
Accumulated other comprehensive (gain)/loss related to:
Unrecognized net actuarial (gains)/losses	$(5.3)	$11.4	$1.0	$2.3

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $67.8 million, $67.8 million and $45.4 million, respectively, as of July 2, 2011 and $66.9 million, $66.9 million and $39.8 million, respectively, as of July 3, 2010. No pension plans had plan assets in excess of accumulated benefit obligations at July 2, 2011 or July 3, 2010.

Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2011	2010	2009	2011	2010	2009
Service cost	$–	$–	$–	$–	$–	$–
Interest cost	3.7	3.5	3.3	0.7	0.7	0.7
Expected return on assets	(3.1)	(3.0)	(3.5)	–	–	–
Amortization of net loss	2.0	1.0	–	–	–	–
Net periodic benefit cost (income)	$2.6	$1.5	$(0.2)	$0.7	$0.7	$0.7

Assumptions

The following weighted average assumptions were used to determine benefit obligations for the plans at July 2, 2011 and July 3, 2010:

	Pension Plan		SERP
	2011	2010	2011	2010
Discount rate	5.70%	5.60%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended July 2, 2011 and July 3, 2010:

	Pension Plan		SERP
	2011	2010	2011	2010
Discount rate	5.60%	6.90%	5.50%	6.90%
Expected return on plan assets	7.75	8.00	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

We have a committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and the future expectations of returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of 7.75% expected return on plan assets for both fiscal years 2012 and 2011. As part of our assessment of the expected return on plan assets, we considered the historical performance, including the recent decline and subsequent improvement in the global equity markets and concluded that these rates are appropriate.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Additional Information

The asset allocations in the pension plan at July 2, 2011 and July 3, 2010 are as follows:

	Target Asset Allocations	Actual Asset Allocations
	2011	2011	2010
International equity	8 - 18%	12.6%	10.7%
Large cap equity	20 - 40	30.0	28.1
Small cap equity	3 - 13	8.4	7.3
Absolute return strategy funds	10 - 20	14.3	15.5
Fixed income	20 - 30	25.4	28.2
Long/short equity fund	5 - 15	9.3	10.2
Total	100%	100%	100%

The asset allocation strategy for 2011 targets 20%-30% in high-quality fixed income instruments with the balance of the portfolio to be invested in a diversified and complementary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 7.0%-9.5%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement

Income Security Act of 1974 (“ERISA”) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10% of assets, except for certain government backed securities.

Pension assets consist of listed common stocks, U.S. government and corporate obligations and other investments. As of July 2, 2011, approximately 76% of these assets are considered level 1 under the fair value hierarchy. The remaining 24% are classified as level 2 assets and consist of the long/short equity fund and absolute return strategy funds identified above. We expect to contribute $8.3 million to our pension plan and $0.7 million to the SERP in fiscal year 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP
2012	$1.8	$0.7
2013	1.9	0.7
2014	2.0	0.7
2015	2.2	0.8
2016	2.3	0.8
2017 and thereafter	15.2	4.6

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We made contributions to these plans of $3.3 million, $3.1 million and $3.2 million in fiscal years 2011, 2010 and 2009, respectively. The company records the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under the applicable accounting rules, we are not required to record a liability for our portion of any unfunded vested benefits liability until we exit from the plan.

In fiscal year 2009, local union members at a facility voted to decertify their union which triggered a charge of $0.9 million. In fiscal year 2010, local union members at another facility voted to decertify their union which triggered a charge of $0.9 million. In fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the related MEPPs and we recorded a charge of $1.0 million.

As evidenced by the four previous decertifications noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control, such as union members voting to decertify their union. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefit levels, interest rates, financial difficulty of other participants in the plan, including bankruptcy and continued participation by the company and other employers in the MEPPs.

401(k) Plan

All full-time non-union, U.S. employees are eligible to participate in a 401(k) plan. We match a portion of the employee’s salary reduction contributions and provide investment choices for the employee. The matching contributions under the 401(k) plan made prior to January 1, 2007 vest over a five-year employment period, while matching contributions made after that date vest immediately. We incurred matching contribution expense of $5.4 million in fiscal year 2011, $5.5 million in fiscal year 2010 and $7.0 million in fiscal year 2009.

Executive Deferred Compensation Plan

Under the Executive Deferred Compensation Plan (“DEFCO Plan”), we match a portion of designated employees’ contributions. Our contributions under the DEFCO Plan were $1.1 million in both fiscal year 2011 and fiscal year 2010 and $1.3 million in fiscal year 2009. The accumulated benefit obligation of $21.8 million as of July 2, 2011 and $16.9 million as of July 3, 2010 is included in “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in “Other assets” in the accompanying Consolidated Balance Sheets. Offsetting unrealized gains and losses are included in income on a current basis. At July 2, 2011 and July 3, 2010, the estimated fair value of the investments was $21.8 million and $16.9 million, and the cost of the investments was $19.0 million and $17.0 million, respectively.

12.	Commitments and Contingencies

We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of July 2, 2011 and July 3, 2010, we had reserves of approximately $1.4 million and $3.2 million respectively, related to these matters.

The U.S. EPA previously identified certain alleged air-related deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.

The U.S. EPA has likewise previously identified certain alleged air-related deficiencies with respect to the operations at our Manchester, New Hampshire facility. We have entered into a Consent Decree with the United States and the U.S. EPA resolving this matter, which is on file with the court. Pending any public comments, we expect the decree to become effective in August 2011. Under the decree, we have agreed to pay a $0.1 million civil penalty, pay $0.2 million to implement a supplemental environmental project in New Hampshire, obtain a permit for this facility and implement certain operational changes at this facility. This matter arises out of the alleged failure of Alltex Uniform Rental Services, Inc., the company from which we acquired this business, to perform testing and secure a related permit prior to installing certain equipment in 1997. Our resolution of this matter is within the previously established reserve amounts.

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

The following is a schedule as of July 2, 2011 of future minimum base rental payments for operating leases that had initial or remaining lease terms in excess of one year:

Operating Leases
2012	$22.2
2013	20.1
2014	15.4
2015	10.7
2016	7.5
2017 and thereafter	12.9
Total minimum lease payments	$88.8

Total rent expense for operating leases, including those with terms of less than one year, was $30.9 million in fiscal year 2011, $33.1 million in fiscal year 2010 and $32.1 million in fiscal year 2009.

13.	Segment Information

We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. No single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States, Canada and Ireland.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations.

The segment income from operations includes the impact of an intercompany management fee which is self-eliminated in the total income from operations below. The annual intercompany management fee was $8.0 million, $8.5 million and $9.5 million for fiscal years 2011, 2010 and 2009, respectively.

Financial information by segment is as follows:

	United States	Canada	Elimination	Total
2011
Revenues	$684.9	$144.0	$–	$828.9
Income from operations	51.7	13.7	–	65.4
Interest expense	10.2	–	–	10.2
Total assets	793.9	146.7	(74.7)	865.9
Capital expenditures-net	17.9	2.8	–	20.7
Depreciation and amortization expense	32.4	5.2	–	37.6
Income tax expense	18.2	3.8	–	22.0
2010
Revenues	$688.0	$145.6	$–	$833.6
Income from operations	42.5	17.1	–	59.6
Interest expense	13.8	–	–	13.8
Total assets	758.5	136.1	(80.7)	813.9
Capital expenditures-net	15.9	0.8	–	16.7
Depreciation and amortization expense	34.5	5.7	–	40.2
Income tax expense	14.6	2.6	–	17.2
2009
Revenues	$789.4	$146.6	$–	$936.0
Income/(Loss) from operations	(87.1)	11.1	–	(76.0)
Interest expense	14.0	–	–	14.0
Total assets	809.7	137.8	(90.2)	857.3
Capital expenditures-net	20.1	3.2	–	23.3
Depreciation and amortization expense	38.6	5.7	–	44.3
Income tax expense/(benefit)	(21.5)	3.9	–	(17.6)

G&K Services, Inc.

Schedule II — Valuation and Qualifying Accounts and Reserves

(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
July 2, 2011	$3.1	$1.8	$–	$1.8	$3.1
July 3, 2010	$3.8	$2.5	$–	$3.2	$3.1
June 27, 2009	$4.5	$4.1	$–	$4.8	$3.8
Inventory Reserve
July 2, 2011	$2.4	$0.8	$–	$1.2	$2.0
July 3, 2010	$2.3	$0.4	$–	$0.3	$2.4
June 27, 2009	$2.2	$0.8	$–	$0.7	$2.3

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2011. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to information with respect to our Proxy Statement for the fiscal year 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to information with respect to our Proxy Statement for the fiscal year 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to information with respect to our Proxy Statement for the fiscal year 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to information with respect to our Proxy Statement for the fiscal year 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to information with respect to our Proxy Statement for the fiscal year 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

(3) Exhibits

The following exhibits, as required by Item 601 of Regulation S-K are filed as a part of this report:

3(a)	Articles of Amendment and Restatement of the Registrant, as filed with the Secretary of State of Minnesota (incorporated herein by reference to Exhibit 3(i) to the Registrant’s Form 10-Q filed November 13, 2001).

3(b)	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on August 25, 2011).

4(a)	Rights Agreement, dated as of September 17, 2001, by and between G&K Services, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to the Registrant’s Form 8-K filing dated September 19, 2001).

10(a)	Amended and Restated 1996 Director Stock Option Plan, as amended March 10, 2004 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on October 12, 2005).**

10(b)	1998 Stock Option and Compensation Plan, as amended November 7, 2002 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on September 26, 2002). **

10(c)	Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors (incorporated by reference to Registrant’s Form 10-K filed September 15, 2005).

10(d)	Form of Executive Employment Agreement between Registrant and each of Douglas Milroy, Robert Wood, and Jeffrey Wright, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**

10(e)	Restated Equity Incentive Plan (2010) (incorporated by reference to Registrant’s Form S-8 filed December 8, 2010).**

10(f)	Second Amended and Restated Loan Agreement, dated September 29, 2010 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, Suntrust Robinson Humphrey, Inc. and Suntrust Bank (incorporated herein by reference to Registrant’s Form 8-K filed on December 4, 2010).

10(g)	Form of Executive Employment Agreement between Registrant and Timothy N. Curran dated October 23, 2008 (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed on October 29, 2008).**

10(h)	Form of Amended Executive Employment Agreement between Registrant and each of Timothy N. Curran, Douglas A. Milroy, Robert G. Wood and Jeffrey L. Wright, dated April 10, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed April 14, 2009). **

10(i)	Form of Amended Executive Employment Agreement between Registrant and each of Douglas A. Milroy and Jeffrey L. Wright, dated May 7, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed May 13, 2009). **

10(j)	Credit Agreement, dated July 1, 2009, by and among the Registrant, G&K Services Canada Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed July 2, 2009).

10(k)	Voluntary Facility Limit Reduction, dated June 21, 2010, in accordance with the terms of the Amended and Restated Loan Agreement dated as of October 1, 2008 among G&K Receivables Corp., G&K Services, Inc., Three Pillars Funding LLC and Suntrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant’s exhibit 10.1 Form 8-K filed June 22, 2010).

10(l)	Terms of Non-Qualified Employee Stock Option (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(m)	Terms of Non-Qualified Employee Stock Option for Chairman and CEO (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(n)	Terms of Non-Qualified Non-Employee Director Stock Option (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(o)	Terms of Restricted Stock Grant (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(p)	Terms of Restricted Stock Grant with Three Year Cliff Vesting (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(q)	Supplemental Executive Retirement Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(r)	Executive Deferred Compensation Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(s)	Amended and Restated Director’s Deferred Compensation Plan, dated August 25, 2005 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

21	Subsidiaries of G&K Services, Inc.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney dated as of August 26, 2011.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: August 26, 2011	G&K SERVICES, INC. (Registrant)

	By:	/s/ Douglas A. Milroy
Douglas A. Milroy, Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 26th day of August, 2011, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Douglas A. Milroy Douglas A. Milroy	Chief Executive Officer (Principal Executive Officer) and Director

John S. Bronson	Director

* Lynn Crump-Caine	Director

* J. Patrick Doyle	Director

* Wayne M. Fortun	Director

* Ernest J. Mrozek	Director

* M. Lenny Pippin	Chairman of the Board and Director

* Alice M. Richter	Director

/s/ Jeffrey L. Wright Jeffrey L. Wright	Executive Vice President, Chief Financial Officer and Director

/s/ Thomas J. Dietz Thomas J. Dietz	Vice President and Controller

*By:	/s/ Douglas A. Milroy
Douglas A. Milroy Attorney-in-fact