Form 10-Q
period 2011-10-01
G&K SERVICES INC
filed 2011-11-04
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Common Stock, par value $0.50 per share, outstanding
October 31, 2011 was 18,816,782 shares

G&K Services, Inc.
Form 10-Q

PAGE

PART I

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of October 1, 2011 and July 2, 2011	3

Consolidated Condensed Statements of Operations for the three months ended October 1, 2011 and October 2, 2010	4

Consolidated Condensed Statements of Cash Flows for the three months ended October 1, 2011 and October 2, 2010	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 6. Exhibits	25

Signatures	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	October 1,	July 2,
	2011	2011
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,563	$22,974
Accounts receivable, less allowance for doubtful accounts of $3,061 and $3,066	87,557	90,522
Inventories, net	169,879	163,050
Other current assets	16,411	21,614

Total current assets	281,410	298,160

Property, Plant and Equipment, net	182,733	185,521
Goodwill	323,531	328,219
Other Assets	51,583	54,020

Total assets	$839,257	$865,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,888	$38,067
Accrued expenses	60,953	72,395
Deferred income taxes	7,534	7,626
Current maturities of long-term debt	42,626	40,710

Total current liabilities	142,001	158,798

Long-Term Debt, net of Current Maturities	95,091	95,188
Deferred Income Taxes	8,912	9,189
Accrued Income Taxes — Long Term	13,196	13,199
Other Noncurrent Liabilities	67,072	74,640

Stockholders’ Equity
Common stock, $0.50 par value	9,408	9,364
Additional paid-in capital	13,603	12,455
Retained earnings	476,888	471,041
Accumulated other comprehensive income	13,086	22,046

Total stockholders’ equity	512,985	514,906

Total liabilities and stockholders’ equity	$839,257	$865,920

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	October 1,	October 2,
(In thousands, except per share data)	2011	2010
Revenues
Rental operations	$194,001	$186,370
Direct sales	15,722	14,019

Total revenues	209,723	200,389

Operating Expenses
Cost of rental operations	133,587	125,003
Cost of direct sales	11,915	10,571
Selling and administrative	48,746	46,724

Total operating expenses	194,248	182,298

Income from Operations	15,475	18,091
Interest expense	1,653	2,647

Income before Income Taxes	13,822	15,444
Provision for income taxes	5,529	6,465

Net Income	$8,293	$8,979

Basic weighted average number of shares outstanding	18,430	18,289
Basic Earnings per Common Share	$0.45	$0.49

Diluted weighted average number of shares outstanding	18,610	18,356
Diluted Earnings per Common Share	$0.45	$0.49

Dividends per share	$0.130	$0.095

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	October 1,	October 2,
(In thousands)	2011	2010
Operating Activities:
Net income	$8,293	$8,979
Adjustments to reconcile net income to net cash (used for)/ provided by operating activities -
Depreciation and amortization	8,776	9,398
Other adjustments	1,001	1,956
Changes in current operating items	(26,635)	(4,984)
Other assets and liabilities	1,194	(2,372)

Net cash (used for)/provided by operating activities	(7,371)	12,977

Investing Activities:
Property, plant and equipment additions, net	(7,195)	(5,415)

Net cash used for investing activities	(7,195)	(5,415)

Financing Activities:
Payments of long-term debt	(236)	(251)
Proceeds from/(Payments on) revolving credit facilities, net	2,000	(3,700)
Cash dividends paid	(2,446)	(1,775)
Net issuance of common stock, under stock option plans	536	5
Purchase of common stock	(604)	(328)

Net cash used for financing activities	(750)	(6,049)

(Decrease)/Increase in Cash and Cash Equivalents	(15,316)	1,513
Effect of Exchange Rates on Cash	(95)	70

Cash and Cash Equivalents:
Beginning of period	22,974	8,774

End of period	$7,563	$10,357

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements
The Consolidated Condensed Financial Statements included herein, except for the July 2, 2011 balance sheet, which was derived from the audited Consolidated Financial Statements for the fiscal year ended July 2, 2011, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of October 1, 2011, and the results of our operations and our cash flows for the three months ended October 1, 2011 and October 2, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our latest report on Form 10-K.
The results of operations for the three-month periods ended October 1, 2011 and October 2, 2010 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that require recognition or disclosure.
Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and uncertainties. See Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 for additional discussion of the application of these and other accounting policies.

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
We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements; however, in the future, product lines and customer requirements may change, which could result in additional inventory write-downs.

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

During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and amortized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the first quarter of fiscal year 2011, the effect of this change increased revenue and income from operations by $4.0 million, net income by $2.6 million and basic and diluted earnings per common share by $0.14, with no comparable amounts recognized in fiscal 2012.
2.	Contingent Liabilities

Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain of our facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of October 1, 2011 and July 2, 2011, we had reserves of approximately $1.3 million and $1.4 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three months ended October 1, 2011 and October 2, 2010.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
3.	New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. This new guidance is effective for our first quarter of fiscal 2013, and is to be applied retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but will not change the timing or measurement of goodwill impairments. The qualitative screen will be effective starting with our fiscal year 2013 with early adoption permitted.
In September 2011, the FASB issued new guidance on disclosures surrounding multiemployer pension plans. The new guidance requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer plans. This guidance will be effective for us starting June 30, 2012, with early adoption permitted and retrospective application required. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
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
We have not transferred any items between fair value levels during the first quarters of fiscal 2011 and 2012. In addition, we valued our level 2 assets and liabilities by reference to information provided by independent third parties for similar assets and liabilities in active markets.
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of October 1, 2011 and July 2, 2011:

	As of October 1, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.0	$10.0
Non-qualified deferred compensation plan assets	21.4	—	21.4

Total assets	$21.4	$10.0	$31.4

Accrued expenses:
Derivative financial instruments	$—	$1.6	$1.6

Total liabilities	$—	$1.6	$1.6

	As of July 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.3	$10.3
Non-qualified deferred compensation plan assets	21.8	—	21.8

Total assets	$21.8	$10.3	$32.1

Accrued expenses:
Derivative financial instruments	$—	$2.1	$2.1

Total liabilities	$—	$2.1	$2.1

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
In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk, and periodically energy cost price risk and foreign exchange risk. Interest rate swap contracts are entered into to manage interest rate risk associated with our variable rate debt. Futures contracts on energy commodities are periodically entered into to manage the price risk associated with forecasted purchases of gasoline and diesel fuel used in our rental operations.
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
We use interest rate swap contracts to limit exposure to changes in interest rates and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 44% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at October 1, 2011.
As of October 1, 2011, none of our anticipated gasoline and diesel fuel purchases are hedged.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
The following table summarizes the classification and fair value of the interest rate swap agreements, which have been designated as cash flow hedging instruments:

		Liability Derivatives Fair Value
		October 1,	July 2,
Relationship:	Balance Sheet Classification:	2011	2011
Interest rate swap contracts	Accrued expenses	$1.6	$2.1

Total derivatives designated as cash flow hedging instruments		$1.6	$2.1

As of October 1, 2011 and July 2, 2011, all derivative financial instruments were designated as hedging instruments.
For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to the “Interest expense” line item in our Consolidated Condensed Statements of Operations. Of the $1.1 million net loss deferred in accumulated other comprehensive income as of October 1, 2011, a $0.8 million loss is expected to be reclassified to interest expense in the next twelve months.

As of October 1, 2011, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $115.0 million notional amount, $75.0 million of which are forward starting interest rate swap contracts. Of the $115.0 million notional amount, $25.0 million matures in the next 12 months, $15.0 million matures in 13-24 months and $75.0 million matures in 37-48 months. The average rate on the $115.0 million of interest rate swap contracts was 2.2% as of October 1, 2011. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Condensed Statements of Operations for the three months ended October 1, 2011 and October 2, 2010 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Loss Recognized in Accumulated Other
	Comprehensive Income/(Loss)
	Three Months Ended
Relationship:	October 1, 2011	October 2, 2010
Interest rate swap contracts	$—	$(0.5)

Total derivatives designated as cash flow hedging instruments	$—	$(0.5)

		Amount of Loss Reclassified From Accumulated
		Other Comprehensive Income/(Loss) to
		Consolidated Statements of Operations
	Statement of Operations	Three Months Ended
Relationship:	Classification:	October 1, 2011	October 2, 2010
Interest rate swap contracts	Interest expense	$(0.4)	$(0.7)
Fuel commodity futures contracts	Cost of rental operations	—	(0.1)

Total derivatives designated as cash flow hedging instruments		$(0.4)	$(0.8)

6.	Income Taxes
Our effective tax rate decreased to 40.0% in the first quarter of fiscal 2012 from 41.9% in the same period of fiscal 2011. The tax rates for both years were higher than our statutory rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the current period tax rate was lower than the prior period tax rate primarily due to a decrease in the amount of deferred tax asset write-offs related to equity compensation.
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

	Three Months Ended
	October 1,	October 2,
	2011	2010
Weighted average number of common shares outstanding used in computation of basic earnings per share	18.4	18.3

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.2	0.1

Shares used in computation of diluted earnings per share	18.6	18.4

We excluded potential common shares related to our outstanding equity compensation grants of 1.2 million and 1.6 million for the three months ended October 1, 2011 and October 2, 2010, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8.	Comprehensive Income (Loss)
For the three months ended October 1, 2011 and October 2, 2010, the components of comprehensive income (loss) were as follows:

	Three Months Ended
	October 1, 2011	October 2, 2010
Net income	$8.3	$9.0
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(9.4)	5.1
Derivative financial instruments (loss) recognized, net of tax	—	(0.5)
Derivative financial instruments loss reclassified, net of tax	0.4	0.8

Total comprehensive income (loss)	$(0.7)	$14.4

9.	Inventories
The components of inventory as of October 1, 2011 and July 2, 2011 are as follows:

	October 1,	July 2,
	2011	2011
Raw Materials	$16.8	$16.4
Work in Process	0.6	1.7
Finished Goods	54.9	51.4

New Goods	$72.3	$69.5

Merchandise In Service	$97.6	$93.6

Total Inventories	$169.9	$163.1

10.	Goodwill and Intangible Assets

Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of July 2, 2011	$258.7	$69.5	$328.2
Foreign currency translation	—	(4.7)	(4.7)

Balance as of October 1, 2011	$258.7	$64.8	$323.5

Other intangible assets, which are included in “Other assets” on the Consolidated Condensed Balance Sheet, are as follows:

	October 1, 2011	July 2, 2011
Customer contracts	$114.4	$115.6
Accumulated amortization	(98.6)	(98.3)

Net customer contracts	$15.8	$17.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $1.3 million and $1.5 million for the three months ended October 1, 2011 and October 2, 2010, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of October 1, 2011 is as follows:

2012 remaining	$3.6
2013	3.8
2014	2.6
2015	1.9
2016	1.4
2017	1.2
11.	Long-Term Debt
We have a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. Borrowings in U.S. dollars under this credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.
As of October 1, 2011, borrowings outstanding under the revolving credit facility were $42.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of October 1, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of October 1, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.56
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	11.22
Minimum Net Worth	$314.9	$513.0
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of October 1, 2011 bear interest at a weighted average all-in rate of 2.69% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At October 1, 2011 this fee was 0.25% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of October 1, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.97% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 28, 2011, we completed Amendment No. 1 to the Second Amended and Restated Loan Agreement. The primary purpose of entering into Amendment No. 1 was to (i) increase the Facility Limit to $50.0 million; (ii) adjust the letters of credit sublimit to $30.0 million; and (iii) adjust the Liquidity Termination Date and Scheduled Commitment Termination Date to September 27, 2013. Lastly, we reduced the applicable margin on the drawn and undrawn portion of the line as well as the fees associated with issued letters of credit. Under the above stated amendment, we pay interest at a rate per annum equal to a margin of 0.76%, plus the average annual interest rate for commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.
As of October 1, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.04% and $15.0 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
See Note 5, “Derivative Financial Instruments” of the Notes to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
12.	Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.3 million and $1.4 million for the three months ended October 1, 2011 and October 2, 2010, respectively. The number of options exercised and restricted stock vested since July 2, 2011, was 0.1 million shares.

13.	Employee Benefit Plans

Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and supplemental executive retirement plans.
The components of net periodic pension cost for these plans for the three months ended October 1, 2011 and October 2, 2010 are as follows:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Interest cost	$1.0	$1.0	$0.2	$0.2
Expected return on assets	(1.0)	(0.8)	—	—
Amortization of net loss	0.4	0.5	—	—

Net periodic pension cost	$0.4	$0.7	$0.2	$0.2

We contributed approximately $6.3 million to the pension plan in the first quarter of fiscal year 2012.

Multi-Employer Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability for our portion of any unfunded vested benefit liability until we withdraw from the plan.
In the first quarter of fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the related MEPPs and we recorded a withdrawal liability of $1.0 million in the first quarter of fiscal year 2011.
As evidenced by the previous decertification noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control, such as union members voting to decertify their union. In addition, we could trigger the liability by successfully negotiating with the union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefit levels, interest rates, financial difficulty of other participants in the plan, including bankruptcy and continued participation by the company and other employers in the MEPPs. Based upon the most recent information available from the trustees managing the MEPPs, our share of the unfunded vested benefits for the remaining plans is estimated to be approximately $25.0 to $31.0 million. If this liability were to be triggered, we would have the option to make payments over a period of 20 years. Though the most recent plan data available from the MEPPs was used in computing this estimate, it is subject to change based on, among other things, future market conditions, employer contributions and benefit levels, each of which could impact the ultimate withdrawal liability.
The majority of our unfunded obligation is related to our participation in the Central States MEPP. We currently participate in this plan through several collective bargaining agreements that have expiration dates starting in January 2012 and continuing through 2013. We recently met with representatives from the union representing two facilities and communicated our intention to negotiate out of the Central States MEPP during the upcoming collective bargaining negotiations. We are currently unable to predict the ultimate outcome of these negotiations. However, if we are able to successfully withdraw from this MEPP, we anticipate it would trigger a withdrawal liability which would have a material impact on our financial results.

14.	Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three months ended October 1, 2011 and for the same period of the prior fiscal year, no single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States, Canada and Ireland.
The segment income from operations includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment. This intercompany management fee was approximately $2.0 million and $2.2 million for the three months ended October 1, 2011 and October 2, 2010, respectively.
We evaluate performance based on income from operations. Financial information by segment for the three-month periods ended October 1, 2011 and October 2, 2010 is as follows:

	United
	States	Canada	Elimination	Total
First Quarter Fiscal Year 2012:
Revenues	$173.6	$36.1	$—	$209.7
Income from operations	12.5	3.0	—	15.5
Total assets	778.7	137.9	(77.3)	839.3
Depreciation and amortization expense	7.5	1.3	—	8.8
First Quarter Fiscal Year 2011:
Revenues	$167.1	$33.3	$—	$200.4
Income from operations	14.6	3.5	—	18.1
Total assets	756.4	140.4	(80.7)	816.1
Depreciation and amortization expense	8.2	1.2	—	9.4
15.	Share Repurchase
As of October 1, 2011, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We had no repurchases for the three months ended October 1, 2011 and October 2, 2010, respectively. As of October 1, 2011, we had approximately $57.9 million remaining under this authorization.
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
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We serve a wide variety of North American customers, enhancing their image and safety with high-quality work apparel and facility products and services by consistently Delivering Uniform Service Excellence.
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
Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the Consolidated Condensed Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles (GAAP). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and uncertainties. See Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011 for additional discussion of the application of these and other accounting policies.
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
We estimate our reserves for inventory obsolescence by periodically examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements; however, in the future, product lines and customer requirements may change, which could result in additional inventory write-downs.

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
During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and amortized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the first quarter of fiscal year 2011, the effect of this change increased revenue and income from operations by $4.0 million, net income by $2.6 million and basic and diluted earnings per common share by $0.14, with no comparable amounts recognized in fiscal 2012.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three-month periods ended October 1, 2011 and October 2, 2010, and the percentage changes in these income and expense items between periods are presented in the following table:

			Percentage
	Three Months		Change
	Ended		Three Months
	October 1,	October 2,	FY 2012
	2011	2010	vs. FY 2011
Revenues:
Rental operations	92.5%	93.0%	4.1%
Direct sales	7.5	7.0	12.1

Total revenues	100.0	100.0	4.7

Expenses:
Cost of rental operations	68.9	67.1	6.9
Cost of direct sales	75.8	75.4	12.7

Total cost of sales	69.4	67.7	7.3

Selling and administrative	23.2	23.3	4.3

Income from operations	7.4	9.0	(14.5)

Interest expense	0.8	1.3	(37.6)

Income before income taxes	6.6	7.7	(10.5)
Provision for income taxes	2.6	3.2	(14.5)

Net income	4.0%	4.5%	(7.6)%

Three months ended October 1, 2011 compared to three months ended October 2, 2010
Revenues. Total revenue in the first quarter of fiscal 2012 increased 4.7% to $209.7 million from $200.4 million in the first quarter of fiscal 2011. As previously disclosed, fiscal year 2011 included additional revenue of $4.0 million related to the modification of our revenue recognition policy related to certain replacement fees. Excluding this item, total revenue in the first quarter of fiscal 2012 increased $13.3 million or 6.8%.
Rental revenue increased $7.6 million, or 4.1% in the first quarter of fiscal 2012 compared to the same period of the prior fiscal year. Excluding the impact of the change in our revenue recognition policy noted above, rental revenue increased $11.6 million or 6.4%. The increase in rental revenue was primarily driven by continued improvement in our organic growth rate and a $1.9 million favorable impact of foreign currency translation rates. Our organic rental growth rate was 5.25% compared to negative 3.5% in the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by virtually all components of organic growth, including customer retention, new account sales, price and customer employment levels. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures, acquisitions and the previously noted modification of our revenue recognition policy compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Direct sale revenue increased 12.1% to $15.7 million in the first quarter of fiscal 2012 compared to $14.0 million in the same period of fiscal 2011. The increase in direct sales was primarily driven by increased organic revenue growth in our catalog business.
Cost of Rental. Cost of rental operations increased 6.9% to $133.6 million in the first quarter of fiscal 2012 from $125.0 million in the same period of fiscal 2011. As a percentage of rental revenue, our gross margin from rental operations decreased to 31.1% in the first quarter of fiscal 2012 from 32.9% in the same period of fiscal 2011. This 180 basis point change in rental gross margin includes 150 basis points related to the modification of our revenue recognition policy noted previously. The remaining reduction in rental gross margin was primarily the result of significantly higher merchandise and energy costs and increased group health insurance expense. These cost increases were offset by the favorable impact of fixed costs absorbed over a higher revenue base, improved productivity, lower workers’ compensation expense and a $1.0 million charge in the first quarter of the prior year related to the partial withdrawal from a multi-employer pension plan resulting from the decertification of unions in two locations that did not recur in the current year.
Cost of Direct Sales. Cost of direct sales increased to $11.9 million in the first quarter of fiscal 2012 from $10.6 million in the same period of fiscal 2011 due to a higher revenue volume in the current year. Gross margin from direct sales decreased to 24.2% in the first quarter of fiscal 2012 from 24.6% reported in the first quarter of fiscal 2011. The decrease was primarily due to product sales mix which included increased sales of lower margin products in the current quarter as well as higher freight costs.
Selling and Administrative. Selling and administrative expenses increased 4.3% to $48.7 million in the first quarter of fiscal 2012 from $46.7 million in the same period of fiscal 2011. As a percentage of total revenues, selling and administrative expenses decreased to 23.2% in the first quarter of fiscal 2012 from 23.3% in the first quarter of fiscal 2011. The decrease was primarily due to a decrease in depreciation expense associated with certain assets becoming fully depreciated and lower incentive based compensation and fringe benefit costs. These items were mostly offset by a decline in the market value of certain investments and costs associated with continued restructuring of several businesses.
Interest Expense. Interest expense was $1.7 million in the first quarter of fiscal 2012, down from $2.6 million in the same period of fiscal 2011. The decrease in interest expense is the result of both lower average debt balances and lower average interest rates during fiscal year 2012 compared to fiscal year 2011.
Provision for Income Taxes. Our effective tax rate decreased to 40.0% in the first quarter of fiscal 2012 from 41.9% in the same period of fiscal 2011. The tax rates for both years were higher than our statutory rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the current period tax rate was lower than the prior period tax rate primarily due to a decrease in the amount of deferred tax asset write-offs related to equity compensation.

Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Operating Activities. Net cash used for operating activities was $7.4 million in the first three months of fiscal 2012 and net cash provided by operating activities was $13.0 million in the same period of fiscal 2011. Operating activities used more cash in fiscal year 2012 primarily due to higher expenditures on inventories of $9.1 million, increased annual bonus payments, increased pension payments of $5.5 million and the timing of accounts payable payments in fiscal 2012.
Investing Activities. Net cash used for investing activities was $7.2 million in the first three months of fiscal 2012 and $5.4 million in the same period of fiscal 2011. In fiscal 2012 and 2011, cash was used primarily for purchases of property, plant and equipment.
Financing Activities. Cash used for financing activities was $0.8 million in the first three months of fiscal 2012 and $6.0 million in the same period of fiscal 2011. Cash used for financing activities in fiscal 2012 decreased compared to fiscal year 2011 due to lower debt payments. In the first quarter of fiscal year 2012 we increased the quarterly dividend payout on our shares of common stock from $0.095 per share to $0.130 per share. As a result, we paid dividends of $2.4 million during the first three months of fiscal 2012, compared to $1.8 million for the same period in fiscal 2011.
We have a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on July 1, 2012. We anticipate that we will renew this facility on or before July 1, 2012, with similar loan covenants and at the prevailing market interest rate in effect at the time of consummation. Borrowings in U.S. dollars under this credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.
As of October 1, 2011, borrowings outstanding under the revolving credit facility were $42.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of October 1, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this new facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of October 1, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.56
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	11.22
Minimum Net Worth	$314.9	$513.0
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of October 1, 2011 bear interest at a weighted average all-in rate 2.69% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At October 1, 2011 this fee was 0.25% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of October 1, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.97% (LIBOR plus 0.60%).
We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 28, 2011, we completed Amendment No. 1 to the Second Amended and Restated Loan Agreement. The primary purpose of entering into Amendment No. 1 was to (i) increase the Facility Limit to $50.0 million; (ii) adjust the letter of credit sublimit to $30.0 million; and (iii) adjust the Liquidity Termination Date and Scheduled Commitment Termination Date to September 27, 2013. Lastly, we reduced the applicable margin on the drawn and undrawn portion of the line as well as the fees associated with issued letters of credit. Under the above stated amendment, we pay interest at a rate per annum equal to a margin of 0.76%, plus the average annual interest rate for commercial paper. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.
As of October 1, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.04% and $15.0 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
See Note 5, “Derivative Financial Instruments” of the Notes to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
At October 1, 2011, we had approximately $264.4 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $201.8 million due to debt covenants. Our revolving credit facility contributes $186.8 million of liquidity while our accounts receivable securitization facility contributes $15.0 million. We anticipate that we will generate sufficient cash flows from operations and debt refinancing to satisfy our cash commitments and capital requirements for fiscal 2012 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2012 will be approximately $25-$30 million.
Off Balance Sheet Arrangements
At October 1, 2011, we had $23.6 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.4 million and $0.7 million for the three months ended October 1, 2011 and October 2, 2010, respectively. At July 2, 2011, the fair value of our pension plan assets totaled $45.4 million.
Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits has not occurred beyond this date.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. At July 2, 2011, we estimated that the pension plan assets will generate a long-term rate of return of 7.75%. This rate was developed by evaluating input from our outside actuary and reference to historical performance and long-term inflation assumptions. The expected long-term rate of return on plan assets at July 2, 2011 is based on an allocation of equity and fixed income securities. As part of our assessment of the expected return on plan assets, we considered historical asset performance, including the recent decline and subsequent improvement in the global equity markets, and concluded that a 7.75% long-term rate was appropriate. Decreasing the expected long-term rate of return by 0.5% (from 7.75% to 7.25%) would increase our estimated 2012 pension expense by approximately $0.3 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.70% at July 2, 2011. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 5.70% to 5.20%) would increase our accumulated benefit obligation at July 2, 2011 by approximately $5.7 million and increase the estimated fiscal year 2012 pension expense by approximately $0.5 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Multi-Employer Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability for our portion of any unfunded vested benefit liability until we withdraw from the plan.
In the first quarter of fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the related MEPPs and we recorded a withdrawal liability of $1.0 million in the first quarter of fiscal year 2011.
As evidenced by the previous decertification noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control, such as union members voting to decertify their union. In addition, we could trigger the liability by successfully negotiating with the union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefit levels, interest rates, financial difficulty of other participants in the plan, including bankruptcy and continued participation by the company and other employers in the MEPPs. Based upon the most recent information available from the trustees managing the MEPPs, our share of the unfunded vested benefits for the remaining plans is estimated to be approximately $25.0 to $31.0 million. If this liability were to be triggered, we would have the option to make payments over a period of 20 years. Though the most recent plan data available from the MEPPs was used in computing this estimate, it is subject to change based on, among other things, future market conditions, employer contributions and benefit levels, each of which could impact the ultimate withdrawal liability.
The majority of our unfunded obligation is related to our participation in the Central States MEPP. We currently participate in this plan through several collective bargaining agreements that have expiration dates starting in January 2012 and continuing through 2013. We recently met with representatives from the union representing two facilities and communicated our intention to negotiate out of the Central States MEPP during the upcoming collective bargaining negotiations. We are currently unable to predict the ultimate outcome of these negotiations. However, if we are able to successfully withdraw from this MEPP, we anticipate it would trigger a withdrawal liability which would have a material impact on our financial results.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.

Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain of our facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of October 1, 2011 and July 2, 2011, we had reserves of approximately $1.3 million and $1.4 million, respectively, related to various environmental-related matters. There was no expense for these matters for the three months ended October 1, 2011 and October 2, 2010, respectively.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. We review our estimated forfeiture rates on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.3 million and $1.4 million for the three months ended October 1, 2011 and October 2, 2010, respectively. The number of options exercised and restricted stock vested since July 2, 2011, was 0.1 million shares.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. This new guidance is effective for our first quarter of fiscal 2013, and is to be applied retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but will not change the timing or measurement of goodwill impairments. The qualitative screen will be effective starting with our fiscal year 2013 and early adoption permitted.
In September 2011, the FASB issued new guidance on disclosures surrounding multiemployer pension plans. The new guidance requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer plans. This guidance will be effective for us starting June 30, 2012, with early adoption permitted and retrospective application required. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and effects of union organizing activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at October 1, 2011 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at October 1, 2011 was an unrealized loss of $1.6 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at October 1, 2011. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $5.3 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 8.1%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.3 million or 5.1%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of October 1, 2011, we have no outstanding derivative financial instruments. However, we may utilize derivative financial instruments to manage gasoline and diesel fuel cost volatility in the future.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at October 1, 2011 and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.2 million.
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
The U.S. EPA has likewise previously identified certain alleged air-related deficiencies with respect to the operations at our Manchester, New Hampshire facility. We previously entered into a Consent Decree with the United States and the U.S. EPA resolving this matter, which became effective in October 2011. Under the decree, we agreed to pay $0.2 million to implement a supplemental environmental project in New Hampshire and we agreed to obtain a permit for this facility and implement certain operational changes at this facility. This matter arises out of the alleged failure of Alltex Uniform Rental Services, Inc., the company from which we acquired this business, to perform testing and secure a related permit prior to installing certain equipment in 1997. Our resolution of this matter is within the previously established reserve amounts.
We cannot predict the ultimate outcome of any of these or other similar matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 2, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse affect on our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS
a.	Exhibits

10.1
Amendment No. 1, dated September 28, 2011, to the Second Amended and Restated Loan Agreement dated September 29, 2010 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and SunTrust Bank (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed September 30, 2011).

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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended October 1, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date: November 4, 2011	By:	/s/ Jeffrey L. Wright Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)