Form 10-Q
period 2011-12-31
G&K SERVICES INC
filed 2012-02-03
CIK 39648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Common Stock, par value $0.50 per share, outstanding
January 30, 2012 was 18,835,551 shares

G&K Services, Inc.
Form 10-Q

PAGE
PART I

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of December 31, 2011 and July 2, 2011	3

Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2011 and January 1, 2011	4

Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2011 and January 1, 2011	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	26

PART II

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Signatures	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 31,
	2011	July 2,
(In thousands)	(Unaudited)	2011
ASSETS
Current Assets
Cash and cash equivalents	$13,597	$22,974
Accounts receivable, less allowance for doubtful accounts of $3,101 and $3,066	94,632	90,522
Inventories, net	176,279	163,050
Other current assets	13,715	21,614

Total current assets	298,223	298,160

Property, Plant and Equipment, net	186,806	185,521
Goodwill	324,819	328,219
Other Assets	50,388	54,020

Total assets	$860,236	$865,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,908	$38,067
Accrued expenses	65,704	72,395
Deferred income taxes	7,577	7,626
Current maturities of long-term debt	36,611	40,710

Total current liabilities	146,800	158,798

Long-Term Debt, net of Current Maturities	95,040	95,188
Deferred Income Taxes	14,488	9,189
Accrued Income Taxes — Long Term	14,238	13,199
Other Noncurrent Liabilities	65,678	74,640

Stockholders’ Equity
Common stock, $0.50 par value	9,406	9,364
Additional paid-in capital	14,725	12,455
Retained earnings	483,907	471,041
Accumulated other comprehensive income	15,954	22,046

Total stockholders’ equity	523,992	514,906

Total liabilities and stockholders’ equity	$860,236	$865,920

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	January 1,	December 31,	January 1,
(In thousands, except per share data)	2011	2011	2011	2011
Revenues
Rental operations	$196,832	$187,089	$390,833	$373,459
Direct sales	20,232	17,003	35,954	31,022

Total revenues	217,064	204,092	426,787	404,481

Operating Expenses
Cost of rental operations	136,350	127,456	269,937	252,459
Cost of direct sales	16,252	12,852	28,167	23,423
Selling and administrative	47,508	47,176	96,254	93,900

Total operating expenses	200,110	187,484	394,358	369,782

Income from Operations	16,954	16,608	32,429	34,699
Interest expense	1,607	2,406	3,260	5,053

Income before Income Taxes	15,347	14,202	29,169	29,646
Provision for income taxes	5,881	5,538	11,410	12,003

Net Income	$9,466	$8,664	$17,759	$17,643

Basic weighted average number of shares outstanding	18,493	18,375	18,462	18,332
Basic Earnings per Common Share	$0.51	$0.47	$0.96	$0.96

Diluted weighted average number of shares outstanding	18,660	18,478	18,635	18,416
Diluted Earnings per Common Share	$0.51	$0.47	$0.95	$0.96

Dividends per share	$0.130	$0.095	$0.260	$0.190

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 31,	January 1,
(In thousands)	2011	2011
Operating Activities:
Net income	$17,759	$17,643
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	17,153	18,811
Other adjustments	7,468	2,838
Changes in current operating items and other, net	(24,601)	(15,041)

Net cash provided by operating activities	17,779	24,251

Investing Activities:
Property, plant and equipment additions, net	(18,025)	(10,776)

Net cash used for investing activities	(18,025)	(10,776)

Financing Activities:
Payments of long-term debt	(402)	(505)
Payments on revolving credit facilities, net	(3,900)	(4,500)
Cash dividends paid	(4,891)	(3,551)
Net issuance of common stock, under stock option plans	799	96
Purchase of common stock	(614)	(335)

Net cash used for financing activities	(9,008)	(8,795)

(Decrease)/Increase in Cash and Cash Equivalents	(9,254)	4,680
Effect of Exchange Rates on Cash	(123)	106

Cash and Cash Equivalents:
Beginning of period	22,974	8,774

End of period	$13,597	$13,560

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1.	Basis of Presentation for Interim Financial Statements
The Consolidated Condensed Financial Statements included herein, except for the July 2, 2011 balance sheet, which was derived from the audited Consolidated Financial Statements for the fiscal year ended July 2, 2011, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of December 31, 2011, and the results of our operations for the three and six months ended and our cash flows for the six months ended December 31, 2011 and January 1, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our latest report on Form 10-K.
The results of operations for the three and six month periods ended December 31, 2011 and January 1, 2011 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that require recognition or disclosure, except as discussed in Note 13, “Employee Benefit Plans” of the Notes to the Consolidated Condensed Financial Statements.
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
We estimate our reserves for inventory obsolescence by examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements; however, in the future, product lines and customer requirements may change, which could result in additional inventory write-downs.
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

During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and amortized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the three months ended January 1, 2011, the effect of this change increased revenue and income from operations by $1.9 million, net income by $1.1 million and basic and diluted earnings per common share by $0.06. For the six months ended January 1, 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. There were no comparable amounts recognized in the three and six month periods ended December 31, 2011.
2.	Contingent Liabilities
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain of our facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of December 31, 2011 and July 2, 2011, we had reserves of approximately $1.3 million and $1.4 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three and six months ended December 31, 2011 and January 1, 2011.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
3.	New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for our third quarter of fiscal 2012. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
In June 2011, the FASB issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. This new guidance is effective for our first quarter of fiscal 2013, and is to be applied retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
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
We have not transferred any items between fair value levels during the first two quarters of fiscal years 2012 or 2011. In addition, we valued our level 2 assets and liabilities by reference to information provided by independent third parties for similar assets and liabilities in active markets.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and July 2, 2011:

	As of December 31, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.2	$10.2
Non-qualified deferred compensation plan assets	21.5	—	21.5

Total assets	$21.5	$10.2	$31.7

Accrued expenses:
Derivative financial instruments	$—	$1.4	$1.4

Total liabilities	$—	$1.4	$1.4

	As of July 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.3	$10.3
Non-qualified deferred compensation plan assets	21.8	—	21.8

Total assets	$21.8	$10.3	$32.1

Accrued expenses:
Derivative financial instruments	$—	$2.1	$2.1

Total liabilities	$—	$2.1	$2.1

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
In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk, and periodically energy cost price risk and foreign exchange risk. Interest rate swap contracts are entered into to manage interest rate risk associated with our variable rate debt. Futures contracts on energy commodities are periodically entered into to manage the price risk associated with forecasted purchases of gasoline and diesel fuel used in our rental operations. We designate interest rate swap contracts as cash flow hedges of the interest expense on our variable rate debt.
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
We use interest rate swap contracts to limit exposure to changes in interest rates and to manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 46% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts as of December 31, 2011.
As of December 31, 2011, none of our anticipated gasoline and diesel fuel purchases were hedged.

We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
The following table summarizes the classification and fair value of the interest rate swap agreements, which have been designated as cash flow hedging instruments:

		Liability Derivatives Fair Value
		December 31,	July 2,
Relationship:	Balance Sheet Classification:	2011	2011
Interest rate swap contracts	Accrued expenses	$1.4	$2.1

Total derivatives designated as cash flow hedging instruments		$1.4	$2.1

As of December 31, 2011 and July 2, 2011, all derivative financial instruments were designated as hedging instruments.
For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to the “Interest expense” line item in our Consolidated Condensed Statements of Operations. Of the $1.0 million net loss deferred in accumulated other comprehensive income as of December 31, 2011, a $0.6 million loss is expected to be reclassified to interest expense in the next twelve months.
As of December 31, 2011, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $115.0 million notional amount, $75.0 million of which are forward starting interest rate swap contracts. Of the $115.0 million notional amount, $25.0 million matures in 12 months, $15.0 million matures in 13-24 months and $75.0 million matures in 37-48 months. The average rate on the $115.0 million of interest rate swap contracts was 2.2% as of December 31, 2011. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Condensed Statements of Operations for the three and six months ended December 31, 2011 and January 1, 2011 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Loss Recognized in Accumulated Other
	Comprehensive Income/(Loss)
	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
Relationship:	2011	2011	2011	2011
Interest rate swap contracts	$(0.1)	$—	$(0.1)	$(0.5)

Total derivatives designated as cash flow hedging instruments	$(0.1)	$—	$(0.1)	$(0.5)

		Amount of Loss Reclassified From Accumulated Other
		Comprehensive Income/(Loss) to Consolidated
		Statements of Operations

		Three Months Ended		Six Months Ended
	Statements of Operations	December 31,	January 1,	December 31,	January 1,
Relationship:	Classification:	2011	2011	2011	2011
Interest rate swap contracts	Interest expense	$(0.2)	$(0.7)	$(0.6)	$(1.4)
Fuel commodity futures contracts	Cost of rental operations	—	—	—	(0.1)

Total derivatives designated as cash flow hedging instruments		$(0.2)	$(0.7)	$(0.6)	$(1.5)

6.	Income Taxes
Our effective tax rate decreased to 39.1% in the first two quarters of fiscal 2012 from 40.5% in the same period of fiscal 2011. The tax rates for both years were higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the current period tax rate was lower than the prior period tax rate primarily due to a decrease in the amount of deferred tax asset write-offs related to equity compensation and to a lesser extent a decrease in the Canadian statutory rate.
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

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011

Weighted average number of common shares outstanding used in computation of basic earnings per share	18.5	18.4	18.5	18.3

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	0.2	0.1	0.1	0.1

Shares used in computation of diluted earnings per share	18.7	18.5	18.6	18.4

We excluded potential common shares related to our outstanding equity compensation grants of 1.3 million and 1.2 million for the three months ended December 31, 2011 and January 1, 2011, respectively, and 1.3 million and 1.4 million for the six months ended December 31, 2011 and January 1, 2011, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8.	Comprehensive Income
For the three and six month periods ended December 31, 2011 and January 1, 2011, the components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Net income	$9.5	$8.7	$17.8	$17.6
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2.7	3.3	(6.6)	8.5
Derivative financial instruments (loss) recognized, net of tax	(0.1)	—	(0.1)	(0.5)
Derivative financial instruments loss reclassified, net of tax	0.2	0.7	0.6	1.5

Total comprehensive income	$12.3	$12.7	$11.7	$27.1

9.	Inventories
The components of inventory as of December 31, 2011 and July 2, 2011 are as follows:

	December 31,	July 2,
	2011	2011
Raw Materials	$13.7	$16.4
Work in Process	0.4	1.7
Finished Goods	60.3	51.4

New Goods	$74.4	$69.5

Merchandise in Service	$101.9	$93.6

Total Inventories	$176.3	$163.1

10.	Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of July 2, 2011	$258.7	$69.5	$328.2
Foreign currency translation	—	(3.4)	(3.4)

Balance as of December 31, 2011	$258.7	$66.1	$324.8

Other intangible assets, which are included in “Other assets” on the Consolidated Condensed Balance Sheet, are as follows:

	December 31,	July 2,
	2011	2011
Customer contracts	$114.7	$115.6
Accumulated amortization	(100.0)	(98.3)

Net Customer Contracts	$14.7	$17.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $2.5 million and $2.9 million for the six months ended December 31, 2011 and January 1, 2011, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 31, 2011 is as follows:

2012 remaining	$2.4
2013	3.8
2014	2.6
2015	1.9
2016	1.4
2017	1.2
11.	Long-Term Debt
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

As of December 31, 2011, borrowings outstanding under the revolving credit facility were $36.1 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of December 31, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 31, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.48
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	12.39
Minimum Net Worth	$315.3	$524.0
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of December 31, 2011 bear interest at a weighted average all-in rate of 2.90% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At December 31, 2011 this fee was 0.25% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 31, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.18% (LIBOR plus 0.60%).
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
As of December 31, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.10% and $15.0 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
See Note 5, “Derivative Financial Instruments” of the Notes to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
12.	Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million for both the three months ended December 31, 2011 and January 1, 2011 and $2.1 million and $2.4 million for the six months ended December 31, 2011 and January 1, 2011, respectively. The number of options exercised and restricted stock vested since July 2, 2011, was 0.1 million shares.
13.	Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and supplemental executive retirement plans.
The components of net periodic pension cost for these plans for the three months ended December 31, 2011 and January 1, 2011 are as follows:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Three Months Ended		Three Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Interest cost	$0.9	$0.9	$0.2	$0.1
Expected return on assets	(1.0)	(0.8)	—	—
Amortization of net loss	0.4	0.5	—	—

Net periodic pension cost	$0.3	$0.6	$0.2	$0.1

The components of net periodic pension cost for these plans for the six months ended December 31, 2011 and January 1, 2011 are as follows:

			Supplemental Executive
	Pension Plan		Retirement Plan
	Six Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Interest cost	$1.9	$1.9	$0.4	$0.3
Expected return on assets	(2.0)	(1.6)	—	—
Amortization of net loss	0.8	1.0	—	—

Net periodic pension cost	$0.7	$1.3	$0.4	$0.3

During fiscal year 2012, we contributed approximately $7.0 million to the pension plan.
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

As evidenced by the previous decertification noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control, such as union members voting to decertify their union. In addition, we could trigger the liability by successfully negotiating with the union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs. Based upon the most recent information available from the trustees managing the MEPPs, our share of the undiscounted, unfunded vested benefits for the remaining plans are estimated to be approximately $25.0 to $31.0 million. If this liability were to be triggered, we would have the option to make payments up to a period of 20 years. Though the most recent plan data available from the MEPPs was used in computing this estimate, it is subject to change based on, among other things, future market conditions and interest rates, employer contributions and benefit levels, each of which could impact the ultimate withdrawal liability.
The majority of our unfunded obligation is related to our participation in the Central States MEPP. We currently participate in this plan through several collective bargaining agreements that have expiration dates starting in February 2012 and continuing through 2013. In the second quarter of fiscal 2012, we met with representatives from the union representing two facilities and communicated our intention to negotiate out of the Central States MEPP during the upcoming collective bargaining negotiations. The negotiations commenced in the third quarter of fiscal 2012 and are currently ongoing. We are currently unable to predict the ultimate outcome of these negotiations. However, if we are able to successfully withdraw from this MEPP, we anticipate it would trigger a withdrawal liability which would have a material impact on our Consolidated Condensed Statements of Operations, but would not significantly impact our cash flows if the liability is paid over 20 years.
In addition to the negotiations discussed above, in January 2012, we made a decision to close two branches that were participants in the Central States MEPP. The closure of these branches will trigger a partial withdrawal liability. Our total estimated undiscounted liability disclosed above, of $25.0 to $31.0 million, includes the estimated undiscounted withdrawal liability for the two closed branches of $5.0 to $6.0 million. Consistent with the accounting requirements, we will accrue the discounted amount of this liability in the third quarter of fiscal year 2012.
14.	Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three and six months ended December 31, 2011, and for the same periods of the prior fiscal year, no single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States, Canada and Ireland.
The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment. This intercompany management fee was approximately $2.0 million and $2.2 million for the three months ended December 31, 2011 and January 1, 2011, respectively and $4.0 million and $4.4 million for the six months ended December 31, 2011 and January 1, 2011, respectively.
We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 31, 2011 and January 1, 2011 is as follows:

	United
For the Three Months Ended	States	Canada	Elimination	Total
Second Quarter Fiscal Year 2012:
Revenues	$179.5	$37.6	$—	$217.1
Income from operations	12.9	4.1	—	17.0
Total assets	796.4	143.9	(80.1)	860.2
Depreciation and amortization expense	7.1	1.3	—	8.4
Second Quarter Fiscal Year 2011:
Revenues	$168.5	$35.6	$—	$204.1
Income from operations	13.7	2.9	—	16.6
Total assets	769.2	145.7	(80.3)	834.6
Depreciation and amortization expense	8.1	1.3	—	9.4

	United
For the Six Months Ended	States	Canada	Elimination	Total
Fiscal Year 2012:
Revenues	$353.0	$73.8	$—	$426.8
Income from operations	25.4	7.0	—	32.4
Total assets	796.4	143.9	(80.1)	860.2
Depreciation and amortization expense	14.6	2.6	—	17.2
Fiscal Year 2011:
Revenues	$335.6	$68.9	$—	$404.5
Income from operations	28.3	6.4	—	34.7
Total assets	769.2	145.7	(80.3)	834.6
Depreciation and amortization expense	16.3	2.5	—	18.8
15.	Share Repurchase
As of December 31, 2011, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We had no repurchases for the three and six months ended December 31, 2011 and January 1, 2011. As of December 31, 2011, we had approximately $57.9 million remaining under this authorization.
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
Our industry is consolidating as many family-owned, local operators and regional participants have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focusing on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our overall business.
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
We estimate our reserves for inventory obsolescence by examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements; however, in the future, product lines and customer requirements may change, which could result in additional inventory write-downs.

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
During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain in-service towel and linen inventory and accordingly, we modified our revenue recognition policy related to the associated replacement fees. This revenue, which had historically been deferred and amortized over the estimated useful life of the associated in-service inventory, is now recognized upon billing. For the three months ended January 1, 2011, the effect of this change increased revenue and income from operations by $1.9 million, net income by $1.1 million and basic and diluted earnings per common share by $0.06. For the six months ended January 1, 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. There were no comparable amounts recognized in the three and six month periods ended December 31, 2011.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 31, 2011 and January 1, 2011, and the percentage changes in these income and expense items between periods are presented in the following table:

					Percentage
	Three Months		Six Months		Change
	Ended		Ended		Three Months	Six Months
	December 31,	January 1,	December 31,	January 1,	FY 2012	FY 2012
	2011	2011	2011	2011	vs. FY 2011	vs. FY 2011
Revenues:
Rental operations	90.7%	91.7%	91.6%	92.3%	5.2%	4.7%
Direct sales	9.3	8.3	8.4	7.7	19.0	15.9

Total revenues	100.0	100.0	100.0	100.0	6.4	5.5

Expenses:
Cost of rental operations	69.3	68.1	69.1	67.6	7.0	6.9
Cost of direct sales	80.3	75.6	78.3	75.5	26.5	20.3

Total cost of sales	70.3	68.7	69.8	68.2	8.8	8.1

Selling and administrative	21.9	23.1	22.6	23.2	0.7	2.5

Income from operations	7.8	8.1	7.6	8.6	2.1	(6.5)

Interest expense	0.7	1.2	0.8	1.2	(33.2)	(35.5)

Income before income taxes	7.1	7.0	6.8	7.3	8.1	(1.6)
Provision for income taxes	2.7	2.7	2.7	3.0	6.2	(4.9)

Net income	4.4%	4.2%	4.2%	4.4%	9.3%	0.7%

Three months ended December 31, 2011 compared to three months ended January 1, 2011
Revenues. Total revenue in the second quarter of fiscal 2012 increased 6.4% to $217.1 million from $204.1 million in the second quarter of fiscal 2011. As previously disclosed, the second quarter of fiscal year 2011 included additional revenue of $1.9 million related to the modification of our revenue recognition policy related to certain replacement fees. Excluding this item, total revenue in the second quarter of fiscal 2012 increased $14.9 million or 7.4%.
Rental revenue increased $9.7 million, or 5.2% in the second quarter of fiscal 2012 compared to the same period of the prior fiscal year. Excluding the impact of the change in our revenue recognition policy noted above, rental revenue increased $11.6 million or 6.3%. The increase in rental revenue was primarily driven by continued improvement in our organic growth rate. Our organic rental growth rate was 6.0% compared to negative 1.0% in the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by continued strong new account sales and improved execution related to garment lost billings, replacement fees for towels and linens, name preparation and emblem charges and improved pricing. These improvements were partially offset by the unfavorable impact of foreign currency translation rates of $0.4 million. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures, acquisitions and the previously noted modification of our revenue recognition policy compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Direct sale revenue increased 19.0% to $20.2 million in the second quarter of fiscal 2012 compared to $17.0 million in the same period of fiscal 2011. The increase in direct sales was driven by improved new account sales and increased catalog sales.
Cost of Rental. Cost of rental operations increased 7.0% to $136.4 million in the second quarter of fiscal 2012 from $127.5 million in the same period of fiscal 2011. As a percentage of rental revenue, our gross margin from rental operations decreased to 30.7% in the second quarter of fiscal 2012 from 31.9% in the same period of fiscal 2011. The 120 basis point decrease in gross margins includes 80 basis points related to the modification of our revenue recognition policy previously noted. The remaining reduction in rental gross margin was primarily the result of higher merchandise costs and to a lesser extent higher healthcare costs. The higher merchandise costs were mostly driven by increased raw materials, higher investments in new merchandise to support sales growth and a product mix shift to more specialty garments. These costs were partially offset by productivity improvements, leverage from a higher revenue base and decreased worker’s compensation costs.
Cost of Direct Sales. Cost of direct sales increased to $16.3 million in the second quarter of fiscal 2012 from $12.9 million in the same period of fiscal 2011. Gross margin from direct sales decreased to 19.7% in the second quarter of fiscal 2012 from 24.4% in the same quarter of fiscal 2011. The decrease was due primarily to higher product costs, increased mix of lower margin business in the current quarter and program launch costs associated with several new accounts.
Selling and Administrative. Selling and administrative expenses increased 0.7% to $47.5 million in the second quarter of fiscal 2012 from $47.2 million in the same period of fiscal 2011. As a percentage of total revenues, selling and administrative expenses decreased to 21.9% in the second quarter of fiscal 2012 from 23.1% in the second quarter of fiscal 2011. The decrease is primarily due to leverage from a higher revenue base, a decrease in depreciation expense associated with certain assets becoming fully depreciated and lower incentive based compensation.
Interest Expense. Interest expense was $1.6 million in the second quarter of fiscal 2012, a decrease from the $2.4 million reported in the same period of fiscal 2011. The decreased interest expense was primarily due to lower average debt balances and lower average interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 38.3% in the second quarter of fiscal 2012 from 39.0% in the same period of fiscal 2011. The current period tax rate was lower than the prior period tax rate primarily due to a decrease in the Canadian statutory rate and a decrease in the amount of deferred tax asset write-offs related to equity compensation.

Six months ended December 31, 2011 compared to six months ended January 1, 2011
Revenues. Total revenue for the first six months of fiscal 2012 increased 5.5% to $426.8 million compared to $404.5 million for the same period in the prior fiscal year. As previously disclosed, fiscal year 2011 included additional revenue of $5.9 million related to the modification of our revenue recognition policy related to certain replacement fees. Excluding this item, total revenue in the first six months of fiscal 2012 increased $28.2 million or 7.1%.
Rental revenue increased $17.4 million, or 4.7% in the first six months of fiscal 2012 compared to the same period of the prior fiscal year. Excluding the impact of the change in our revenue recognition policy noted above, rental revenue increased $23.3 million or 6.3%. The increase in rental revenue was primarily driven by continued improvement in our organic growth rate and a $1.5 million favorable impact of foreign currency translation rates. Our organic rental growth rate was 5.5% compared to negative 2.25% in the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by virtually all components of organic growth, including customer retention, new account sales, increased revenue from existing rental customers, improved pricing and customer employment levels.
Direct sale revenue increased 15.9% to $36.0 million in the first six months of fiscal 2012 compared to $31.0 million in the same period of fiscal 2011. This increase resulted from improved organic growth in both our catalog and program business.
Cost of Rental. Cost of rental operations increased 6.9% to $269.9 million in the first six months of fiscal 2012 from $252.5 million in the same period of fiscal 2011. As a percentage of rental revenue, our gross margin from rental sales decreased to 30.9% in the first six months of fiscal 2012 from 32.4% in the same period of fiscal 2011. The 150 basis point decrease from the prior year includes 110 basis points associated with the change in our revenue recognition policy previously discussed. The remaining reduction in rental gross margin was primarily the result of higher merchandise costs, increased motor fuel costs and higher group health insurance costs. These items were partially offset by the favorable impact of fixed costs absorbed over a higher revenue base, improved productivity, lower worker’s compensation expense and a $1.0 million charge in the first quarter of the prior year related to the partial withdrawal from a multi-employer pension plan resulting from the decertification of unions in two locations that did not recur in the current year.
Cost of Direct Sales. Cost of direct sales increased to $28.2 million in the first six months of fiscal 2012 from $23.4 million in the same period of fiscal 2011. Gross margin from direct sales decreased to 21.7% in the first six months of fiscal 2012 from 24.5% reported in the same period of fiscal 2011. The decrease was primarily due to higher product costs, increased mix of lower margin business in the current year and higher freight costs.
Selling and Administrative. Selling and administrative expenses increased 2.5% to $96.3 million in the first six months of fiscal 2012 from $93.9 million in the same period of fiscal 2011. As a percentage of total revenues, selling and administrative expenses decreased to 22.6% in the first six months of fiscal 2012 from 23.2% in the same period of fiscal 2011. The decrease is primarily related to leverage from a higher revenue base, a decrease in depreciation expense associated with certain assets becoming fully depreciated and lower incentive based compensation. These items were partially offset by costs associated with continued restructuring of several businesses.
Interest Expense. Interest expense was $3.3 million in the first six months of fiscal 2012, a decrease from the $5.1 million in the same period of fiscal year 2011. The decrease in interest expense is the result of both lower average debt balances and lower average interest rates during fiscal year 2012 compared to fiscal year 2011.
Provision for Income Taxes. Our effective tax rate decreased to 39.1% in the first six months of fiscal 2012 from 40.5% in the same period of fiscal 2011. The tax rates for both years were higher than our statutory rate primarily due to the write-off of deferred tax assets associated with equity compensation. In addition, the current period tax rate was lower than the prior period tax rate primarily due to a decrease in the amount of deferred tax asset write-offs related to equity compensation and to a lesser extent a decrease in the Canadian statutory rate.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $17.8 million in the first six months of fiscal 2012 and $24.3 million in the same period of fiscal 2011. The decrease is primarily due to increased investment in inventory to support our organic growth, increased annual bonus payments in the first quarter based upon strong financial performance for fiscal 2011, and higher pension payments in the current year.
Investing Activities. Net cash used for investing activities was $18.0 million in the first six months of fiscal 2012 and $10.8 million in the same period of fiscal 2011. The increase was due to an acquisition of a new plant site to support our growth in a certain market and costs to implement plant efficiency.
Financing Activities. Cash used for financing activities was $9.0 million in the first six months of fiscal 2012 compared to $8.8 million in fiscal year 2011. The increased use of cash was primarily due to higher dividend payments partially offset by lower debt payments and cash received from the issuance of common stock under our stock option plans. During the first six months of fiscal 2012 and 2011, we paid dividends of $4.9 million and $3.6 million, respectively.
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
As of December 31, 2011, borrowings outstanding under the revolving credit facility were $36.1 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of December 31, 2011, letters of credit outstanding against the revolver totaled $8.6 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 31, 2011:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.48
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	12.39
Minimum Net Worth	$315.3	$524.0
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.
Advances outstanding as of December 31, 2011 bear interest at a weighted average all-in rate of 2.90% (LIBOR plus 2.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At December 31, 2011 this fee was 0.25% of the unused daily balance.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 31, 2011, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.18% (LIBOR plus 0.60%).

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
As of December 31, 2011, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.10% and $15.0 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
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
At December 31, 2011, we had approximately $270.3 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $211.4 million due to debt covenants. Our revolving credit facility contributes $196.4 million of liquidity while our accounts receivable securitization facility contributes $15.0 million. We anticipate that we will generate sufficient cash flows from operations and debt refinancing to satisfy our cash commitments and capital requirements for fiscal 2012 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2012 will be approximately $30 million.
Off Balance Sheet Arrangements
At December 31, 2011, we had $23.6 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.3 million and $0.6 million in the second quarter of fiscal 2012 and 2011, respectively. At July 2, 2011, the fair value of our pension plan assets totaled $45.4 million.
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
As evidenced by the previous decertification noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control, such as union members voting to decertify their union. In addition, we could trigger the liability by successfully negotiating with the union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs. Based upon the most recent information available from the trustees managing the MEPPs, our share of the undiscounted, unfunded vested benefits for the remaining plans are estimated to be approximately $25.0 to $31.0 million. If this liability were to be triggered, we would have the option to make payments up to a period of 20 years. Though the most recent plan data available from the MEPPs was used in computing this estimate, it is subject to change based on, among other things, future market conditions and interest rates, employer contributions and benefit levels, each of which could impact the ultimate withdrawal liability.
The majority of our unfunded obligation is related to our participation in the Central States MEPP. We currently participate in this plan through several collective bargaining agreements that have expiration dates starting in February 2012 and continuing through 2013. In the second quarter of fiscal 2012, we met with representatives from the union representing two facilities and communicated our intention to negotiate out of the Central States MEPP during the upcoming collective bargaining negotiations. The negotiations commenced in the third quarter of fiscal 2012 and are currently ongoing. We are currently unable to predict the ultimate outcome of these negotiations. However, if we are able to successfully withdraw from this MEPP, we anticipate it would trigger a withdrawal liability which would have a material impact on our Consolidated Condensed Statements of Operations, but would not significantly impact our cash flows if the liability is paid over 20 years.
In addition to the negotiations discussed above, in January 2012, we made a decision to close two branches that were participants in the Central States MEPP. The closure of these branches will trigger a partial withdrawal liability. Our total estimated undiscounted liability disclosed above, of $25.0 to $31.0 million, includes the estimated undiscounted withdrawal liability for the two closed branches of $5.0 to $6.0 million. Consistent with the accounting requirements, we will accrue the discounted amount of this liability in the third quarter of fiscal year 2012.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.

Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of December 31, 2011 and July 2, 2011, we had reserves of approximately $1.3 million and $1.4 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three and six months ended December 31, 2011 and January 1, 2011.
We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $0.9 million for both the three months ended December 31, 2011 and January 1, 2011 and $2.1 million and $2.4 million for the six months ended December 31, 2011 and January 1, 2011, respectively. The number of options exercised and restricted stock vested since July 2, 2011, was 0.1 million shares.
New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for our third quarter of fiscal 2012. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
In June 2011, the FASB issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. This new guidance is effective for our first quarter of fiscal 2013, and is to be applied retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
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

Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and effects of union organizing activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could effect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 31, 2011 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 31, 2011 was an unrealized loss of $1.4 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at December 31, 2011. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted interest expense is $4.3 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 9.4%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.3 million or 5.9%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of December 31, 2011, we have no outstanding derivative financial instruments. However, we may utilize derivative financial instruments to manage gasoline and diesel fuel cost volatility in the future.
A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at December 31, 2011 and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.2 million.

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
In June 2011, at one of our facilities, we were issued an industrial discharge permit which contains, among other things, a substantially reduced discharge limitation concentration for aluminum. We have been in conversations with regulatory authorities with respect to this matter, as part of which, we have reached a tentative agreement, whereby we agreed to have in place by March 1, 2012 a Compliance Plan and to pay a civil penalty and other amounts. Under our tentative agreement, we expect the Compliance Plan to run through December 31, 2012. While we expect to successfully resolve this matter, there is a risk that we will not be able to fully comply with the new discharge limitations, which could impact our ability to continue processing all or a portion of our existing local business at this facility.
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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)
Date: February 3, 2012	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller (Principal Accounting Officer)