Form 10-Q
period 2012-03-31
G&K SERVICES INC
filed 2012-05-04
CIK 39648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 0-4063

G&K SERVICES, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0449530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5995 OPUS PARKWAY MINNETONKA, MINNESOTA 55343
(Address of principal executive offices and zip code)

(952) 912-5500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, par value $0.50 per share, outstanding

April 30, 2012 was 18,836,710 shares

G&K Services, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

(In thousands)	March 31, 2012 (Unaudited)	July 2, 2011

ASSETS
Current Assets
Cash and cash equivalents	$17,249	$22,974
Accounts receivable, less allowance for doubtful accounts of $2,959 and $3,066	94,021	90,522
Inventories, net	177,177	163,050
Other current assets	13,040	21,614

Total current assets	301,487	298,160

Property, Plant and Equipment, net	187,722	185,521
Goodwill	325,921	328,219
Other Assets	52,013	54,020

Total assets	$867,143	$865,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,829	$38,067
Accrued expenses	68,714	72,395
Deferred income taxes	7,729	7,626
Current maturities of long-term debt	354	40,710

Total current liabilities	110,626	158,798

Long-Term Debt, net of Current Maturities	125,029	95,188
Deferred Income Taxes	5,598	9,189
Accrued Income Taxes	15,184	13,199
Pension Withdrawal Liability	23,567	—
Other Noncurrent Liabilities	65,253	74,640

Stockholders’ Equity
Common stock, $0.50 par value	9,417	9,364
Additional paid-in capital	17,556	12,455
Retained earnings	476,662	471,041
Accumulated other comprehensive income	18,251	22,046

Total stockholders’ equity	521,886	514,906

Total liabilities and stockholders’ equity	$867,143	$865,920

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues
Rental operations	$200,238	$192,828	$591,071	$566,287
Direct sales	18,571	17,515	54,525	48,537

Total revenues	218,809	210,343	645,596	614,824

Operating Expenses
Cost of rental operations	139,303	130,857	409,240	383,316
Cost of direct sales	14,794	13,169	42,961	36,592
Pension withdrawal and associated expenses	24,004	—	24,004	—
Selling and administrative	50,290	50,364	146,544	144,264

Total operating expenses	228,391	194,390	622,749	564,172

Income/(Loss) from Operations	(9,582)	15,953	22,847	50,652
Interest expense	1,524	2,958	4,784	8,011

Income/(Loss) before Income Taxes	(11,106)	12,995	18,063	42,641
Provision/(Benefit) for income taxes	(6,306)	5,029	5,104	17,032

Net Income/(Loss)	$(4,800)	$7,966	$12,959	$25,609

Basic weighted average number of shares outstanding	18,502	18,364	18,475	18,343
Basic Earnings per Common Share	$(0.26)	$0.43	$0.70	$1.40

Diluted weighted average number of shares outstanding	18,502	18,448	18,665	18,446
Diluted Earnings per Common Share	$(0.26)	$0.43	$0.69	$1.39

Dividends per share	$0.130	$0.095	$0.390	$0.285

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Nine Months Ended
	March 31,	April 2,
(In thousands)	2012	2011
Operating Activities:
Net income	$12,959	$25,609
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	25,619	28,232
Other adjustments	1,816	3,919
Changes in current operating items and other, net	(1,019)	(8,743)

Net cash provided by operating activities	39,375	49,017

Investing Activities:
Property, plant and equipment additions, net	(25,921)	(15,465)

Net cash used for investing activities	(25,921)	(15,465)

Financing Activities:
Payments of long-term debt	(570)	(763)
Payments on revolving credit facilities, net	(11,056)	(14,500)
Cash dividends paid	(7,340)	(5,327)
Net issuance of common stock, under stock option plans	869	259
Purchase of common stock	(617)	(342)

Net cash used for financing activities	(18,714)	(20,673)

(Decrease)/Increase in Cash and Cash Equivalents	(5,260)	12,879

Effect of Exchange Rates on Cash	(465)	185

Cash and Cash Equivalents:
Beginning of period	22,974	8,774

End of period	$17,249	$21,838

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Amounts in millions, except per share data)

(Unaudited)

1.     Basis of Presentation for Interim Financial Statements

The Consolidated Condensed Financial Statements included herein, except for the July 2, 2011 balance sheet, which was derived from the audited Consolidated Financial Statements for the fiscal year ended July 2, 2011, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2012, and the results of our operations for the three and nine months ended and our cash flows for the nine months ended March 31, 2012 and April 2, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three and nine month periods ended March 31, 2012 and April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

Subsequent to the end of the third quarter of fiscal 2012, on April 3, 2012, we declared a special cash dividend of $6.00 per share and announced an increase to our regular quarterly cash dividend by 50% to $0.195 per share. Please see Note 17, “Subsequent Events” of the Notes to the Consolidated Condensed Financial Statements of this Form 10-Q for additional information.

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

During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain lost or damaged in-service towel and linen inventory. Transactions entered into prior to the fourth quarter of 2010 included the potential for future adjustments to our customer billings, including, in some cases, refunds for a number of items, including actual experience of lost or damaged goods. For these transactions, we did not meet all of the requirements for revenue recognition at the time of our initial billing because our fees were not fixed or determinable and collectability was not reasonably assured, as evidenced by subsequent adjustments, including refunds in certain cases. As a result, we deferred the revenue for these transactions until such time as we could determine that the fees were no longer subject to adjustment or refund and were fixed and determinable and collectability was reasonably assured.

Beginning in the fourth quarter of 2010, our invoicing for lost and damaged in-service towel and linen inventory (replacement fees) is no longer subject to adjustment or refund. For these transactions, revenue is recognized at the time of billing when service performance and delivery of the in-service inventory to the customer occurs because the fee is fixed and determinable and collectability is reasonably assured.

As a result of the change described above, we began to immediately recognize revenue related to all new invoicing for lost and damaged in-service towel and linen inventory. In addition, during the three month periods ended July 3, 2010, October 2, 2010 and January 1, 2011, we continued to recognize and earn revenue (legacy revenue) associated with the refundable fees that had been collected prior to the change in business practices. As a result, we had a dual, non-recurring revenue stream occurring in these periods. As of January 1, 2011, all deferred revenue previously recorded prior to the change in business practices had either been earned or refunded to the customers. For the nine months ended April 2, 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. The change did not have a material impact on revenues, income from operations or net income for the three months ended April 2, 2011. There were no comparable amounts recognized in the three and nine month periods ended March 31, 2012.

2.     Contingent Liabilities

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain of our facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of March 31, 2012 and July 2, 2011, we had reserves of approximately $1.2 million and $1.4 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three and nine months ended March 31, 2012 and April 2, 2011.

We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

3.     New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. We adopted this guidance in the third quarter of fiscal 2012 and it did not have a material impact on our Consolidated Financial Statements.

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

In September 2011, the FASB issued new guidance on disclosures surrounding multi-employer pension plans. The new guidance requires that employers provide additional separate disclosures for multi-employer pension plans and multi-employer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multi-employer plans. This guidance will be effective for us starting June 30, 2012, with early adoption permitted and retrospective application required. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued updated guidance that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instrument’s impact on a company’s financial position. This guidance is effective for interim and annual fiscal periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

We have not transferred any items between fair value levels during the first three quarters of fiscal years 2012 or 2011. In addition, we valued our level 2 assets and liabilities by reference to information provided by independent third parties for similar assets and liabilities in active markets.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and July 2, 2011:

	As of March 31, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.5	$10.5
Non-qualified deferred compensation plan assets	23.3	—	23.3

Total assets	$23.3	$10.5	$33.8

Accrued expenses:
Derivative financial instruments	$—	$1.3	$1.3

Total liabilities	$—	$1.3	$1.3

	As of July 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Non-qualified, non-contributory retirement plan assets	$—	$10.3	$10.3
Non-qualified deferred compensation plan assets	21.8	—	21.8

Total assets	$21.8	$10.3	$32.1

Accrued expenses:
Derivative financial instruments	$—	$2.1	$2.1

Total liabilities	$—	$2.1	$2.1

The non-qualified, non-contributory retirement plan assets above consist primarily of the cash surrender value of life insurance policies. The non-qualified deferred compensation plan assets above consist primarily of various equity, fixed income and money market mutual funds.

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

We use interest rate swap contracts to limit exposure to changes in interest rates and to manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 48% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts as of March 31, 2012.

As of March 31, 2012, none of our anticipated gasoline and diesel fuel purchases were hedged.

We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

The following table summarizes the classification and fair value of the interest rate swap agreements, which have been designated as cash flow hedging instruments:

		Liability Derivatives Fair Value
Relationship:	Balance Sheet Classification:	March 31, 2012	July 2, 2011
Interest rate swap contracts	Accrued expenses	$1.3	$2.1

Total derivatives designated as cash flow hedging instruments		$1.3	$2.1

As of March 31, 2012 and July 2, 2011, all derivative financial instruments were designated as hedging instruments.

For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to the “Interest expense” line item in our Consolidated Condensed Statements of Operations. Of the $0.9 million net loss deferred in accumulated other comprehensive income as of March 31, 2012, a $0.5 million loss is expected to be reclassified to interest expense in the next twelve months.

As of March 31, 2012, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $115.0 million notional amount, $75.0 million of which are forward starting interest rate swap contracts. Of the $115.0 million notional amount, $25.0 million matures within 12 months, $15.0 million matures in 13-24 months and $75.0 million matures in 37-48 months. The average rate on the $115.0 million of interest rate swap contracts was 2.16% as of March 31, 2012. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2012 and April 2, 2011 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Loss Recognized in Accumulated Other Comprehensive Income/(Loss)
	Three Months Ended		Nine Months Ended
Relationship:	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest rate swap contracts	$(0.1)	$—	$(0.2)	$(0.5)

Total derivatives designated as cash flow hedging instruments	$(0.1)	$—	$(0.2)	$(0.5)

		Amount of Loss Reclassified From Accumulated Other Comprehensive Income/(Loss) to Consolidated Statements of Operations
		Three Months Ended		Nine Months Ended
Relationship:	Statement of Operations Classification:	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest rate swap contracts	Interest expense	$(0.2)	$(1.0)	$(0.8)	$(2.4)
Fuel commodity futures contracts	Cost of rental operations	—	—	—	(0.1)

Total derivatives designated as cash flow hedging instruments		$(0.2)	$(1.0)	$(0.8)	$(2.5)

6.     Income Taxes

Our effective tax rate decreased to 28.3% in the first three quarters of fiscal 2012 from 39.9% in the same period of fiscal 2011. The current year tax rate is lower than our statutory rate primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and lower pretax income, offset by the write-off of deferred tax assets associated with equity compensation. The prior year tax rate was higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation, adjustments resulting from the final calculation and filing of our annual income tax return, offset by the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.

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

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Weighted average number of common shares outstanding used in computation of basic earnings per share	18.5	18.4	18.5	18.3

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	—	—	0.2	0.1

Shares used in computation of diluted earnings per share	18.5	18.4	18.7	18.4

We excluded potential common shares related to our outstanding equity compensation grants of 1.8 million and 1.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively, and 1.2 million and 1.3 million for the nine months ended March 31, 2012 and April 2, 2011, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

Accounting Standards Codification (ASC) 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s Equity Plans are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. For fiscal 2012 and fiscal 2011, the application of ASC 260-10-45 resulted in no material difference to basic or diluted income per common share.

8.     Comprehensive Income

For the three and nine month periods ended March 31, 2012 and April 2, 2011, the components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income/(loss)	$(4.8)	$8.0	$13.0	25.6
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	2.2	4.2	(4.4)	12.7
Derivative financial instruments (loss) recognized, net of tax	(0.1)	—	(0.2)	(0.5)
Derivative financial instruments loss reclassified, net of tax	0.2	1.0	0.8	2.5

Total comprehensive income/(loss)	$(2.5)	$13.2	$9.2	$40.3

9.     Inventories

The components of inventory as of March 31, 2012 and July 2, 2011 are as follows:

	March 31, 2012	July 2, 2011
Raw Materials	$13.4	$16.4
Work in Process	2.0	1.7
Finished Goods	59.3	51.4

New Goods	$74.7	$69.5

Merchandise In-Service	$102.5	$93.6

Total Inventories	$177.2	$163.1

10.     Goodwill and Intangible Assets

Goodwill by segment is as follows:

	XXXXX.X	XXXXX.X	XXXXX.X
	United States	Canada	Total
Balance as of July 2, 2011	$258.7	$69.5	$328.2
Foreign currency translation	—	(2.3)	(2.3)

Balance as of March 31, 2012	$258.7	$67.2	$325.9

Other intangible assets, which are included in “Other assets” on the Consolidated Condensed Balance Sheet, are as follows:

	March 31, 2012	July 2, 2011
Customer contracts	$115.0	$115.6
Accumulated amortization	(101.5)	(98.3)

Net Customer Contracts	$13.5	$17.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.

Amortization expense was $3.7 million and $4.2 million for the nine months ended March 31, 2012 and April 2, 2011, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 31, 2012 is as follows:

2012 remaining	$1.2
2013	3.8
2014	2.6
2015	1.9
2016	1.4
2017	1.2

11.    Long-Term Debt

Through March 6, 2012, we had a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which was set to expire on July 1, 2012. Borrowings in U.S. dollars under this credit facility did, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which ranged from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans did, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility did bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.

On March 7, 2012, we replaced the $300.0 million facility above with a $250.0 million, five-year unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under the new credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the new credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of March 31, 2012, borrowings outstanding under the revolving credit facility were $30.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of March 31, 2012, letters of credit outstanding against the revolver totaled $0.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.

Subsequent to the end of our third quarter of fiscal year 2012, we declared a special cash dividend of $6.00 per share which will total an estimated $113.0 million. We will finance this dividend through our revolving credit facility when the dividend is paid in the fourth quarter of fiscal year 2012. Please see Note 17, “Subsequent Events” of the Notes to the Consolidated Condensed Financial Statements for additional information.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 31, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.45
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	14.55
Minimum Net Worth	$375.0	$521.9

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of March 31, 2012 bear interest at a weighted average all-in rate of 1.75% (LIBOR plus 1.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At March 31, 2012 this fee was 0.20% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 31, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.07% (LIBOR plus 0.60%).

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

As of March 31, 2012, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.05% and $21.4 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

See Note 5, “Derivative Financial Instruments” of the Notes to the Consolidated Condensed Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

12.    Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $2.8 million and $0.9 million for the three months ended March 31, 2012 and April 2, 2011, respectively, and $4.9 million and $3.3 million for the nine months ended March 31, 2012 and April 2, 2011, respectively. Included in the $2.8 million of share-based compensation recognized in the third quarter of fiscal year 2012, was approximately $1.9 million resulting from the March 30, 2012 amendment of our 1998 Stock Option and Compensation Plan and our Restated Equity Incentive Plan (2010) to require an equitable adjustment to preserve the intrinsic value of all outstanding stock option awards in the case of a special or extraordinary cash dividend. Since this amendment was made in contemplation of the special cash dividend discussed in Note 17, “Subsequent Events” of the Notes to the Consolidated Condensed Financial Statements, additional share-based compensation expense was recognized in the third quarter of fiscal year 2012. In addition to this $1.9 million of share-based compensation recognized in the third quarter, we will recognize an additional $0.9 million over the remaining requisite service period of the unvested stock options.

The number of options exercised and restricted stock vested since July 2, 2011, was 0.1 million shares.

13.    Employee Benefit Plans

Defined Benefit Pension Plan

On December 31, 2006, we froze our pension and supplemental executive retirement plans.

The components of net periodic pension cost for these plans for the three months ended March 31, 2012 and April 2, 2011 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest cost	$1.0	$0.9	$0.2	$0.2
Expected return on assets	(0.9)	(0.7)	—	—
Amortization of net loss	0.3	0.5	0.1	—

Net periodic pension cost	$0.4	$0.7	$0.3	$0.2

The components of net periodic pension cost for these plans for the nine months ended March 31, 2012 and April 2, 2011 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Nine Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest cost	$2.9	$2.8	$0.6	$0.5
Expected return on assets	(2.9)	(2.3)	—	—
Amortization of net loss	1.1	1.5	0.1	—

Net periodic pension cost	$1.1	$2.0	$0.7	$0.5

During fiscal year 2012, we made contributions of approximately $7.6 million to the pension plan.

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability for our portion of any unfunded vested benefit liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur.

In the first quarter of fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the related MEPPs and we recorded a withdrawal liability of $1.0 million in the first quarter of fiscal year 2011.

In the third quarter of fiscal year 2012, we commenced negotiations with a union to discontinue our participation in the Central States MEPP for two of our locations. On March 13, 2012, we successfully concluded negotiations by gaining agreement to discontinue participation in the Central States MEPP at these locations. In addition, we also closed two redundant branch facilities that participated in the Central States MEPP. We continue to participate in the Central States MEPP at three additional locations, although, subject to our good faith bargaining obligations, we believe it is probable that we will also withdraw from the Central States MEPP at these locations, thus completely discontinuing our participation in the Central States MEPP.

Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation becomes probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million, or $0.79 earnings per diluted share. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants, strike preparation costs incurred in the third quarter, exit costs associated with closing the two branch locations and other related costs that have been incurred. This charge is recorded in the “Pension withdrawal and associated expenses” line item on the Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2012. We expect to pay the withdrawal liability over a period of 20 years.

As evidenced by the previous decertifications noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control. In addition, we could trigger the liability by successfully negotiating with the union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs.

The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.

Previously we disclosed that our total estimated share of the undiscounted, unfunded vested benefits under all the MEPPs that we participate in, including Central States, was approximately $25.0 to $31.0 million. As noted above, in the third quarter of fiscal year 2012, we recorded a withdrawal liability related to the Central States MEPP. As a result of this liability recognition and based upon the most recent plan data available from the trustees managing the remaining MEPPs, our estimated share of the undiscounted, unfunded vested benefits for the remaining MEPPs is estimated to be $3.0 to $4.0 million as of March 31, 2012.

14.    Segment Information

We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three and nine months ended March 31, 2012, and for the same periods of the prior fiscal year, no single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States, Canada and Ireland.

The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment. This intercompany management fee was approximately $2.0 million and $2.1 million for the three months ended March 31, 2012 and April 2, 2011, respectively and $6.0 million and $6.5 million for the nine months ended March 31, 2012 and April 2, 2011, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended March 31, 2012 and April 2, 2011 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
Third Quarter Fiscal Year 2012:
Revenues	$180.0	$38.8	$—	$218.8
Income/(loss) from operations	(13.8)	4.2	—	(9.6)
Total assets	800.8	149.4	(83.1)	867.1
Depreciation and amortization expense	7.1	1.4	—	8.5
Third Quarter Fiscal Year 2011:
Revenues	$172.7	$37.6	$—	$210.3
Income from operations	12.3	3.7	—	16.0
Total assets	784.4	147.6	(78.0)	854.0
Depreciation and amortization expense	8.0	1.4	—	9.4

For the Nine Months Ended	United States	Canada	Elimination	Total
Fiscal Year 2012:
Revenues	$533.0	$112.6	$—	$645.6
Income from operations	11.5	11.3	—	22.8
Total assets	800.8	149.4	(83.1)	867.1
Depreciation and amortization expense	21.7	3.9	—	25.6
Fiscal Year 2011:
Revenues	$508.2	$106.6	$—	$614.8
Income from operations	40.6	10.1	—	50.7
Total assets	784.4	147.6	(78.0)	854.0
Depreciation and amortization expense	24.3	3.9	—	28.2

15.    Share Repurchase

As of March 31, 2012, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We had no repurchases for the three and nine months ended March 31, 2012 and April 2, 2011. As of March 31, 2012, we had approximately $57.9 million remaining under this authorization.

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

17.    Subsequent Events

On April 3, 2012, we declared a special cash dividend of $6.00 per share, totaling an estimated $113.0 million, payable on April 27, 2012 to shareholders of record on April 13, 2012, which we intend to finance through our revolving credit facility. After payment of the special dividend approximately $100.0 million remains available for future use under our revolving credit facility. We maintain compliance with all financial covenants related to our credit facilities. In addition, we also announced an increase to our regular quarterly cash dividend by 50% to $0.195 per share.

As is typical when public companies pay significant cash dividends, the price of our common stock decreases by an amount equal to the special cash dividend on the ex-dividend date. Accordingly, on March 30, 2012, in anticipation of the special cash dividend, the Compensation Committee and the Board of Directors approved an amendment to our 1998 Stock Option and Compensation Plan and our Restated Equity Incentive Plan (2010) to require an equitable adjustment to preserve the intrinsic value of all outstanding stock option awards in the case of a special or extraordinary cash dividend. As discussed in Note 12, “Share-Based Compensation” of the Notes to the Consolidated Condensed Financial Statements, we recorded a pre-tax, non-cash charge to earnings of approximately $1.9 million or $0.07 per diluted share in the third quarter of fiscal year 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Overview

G&K Services, Inc. is a service-focused market leader of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing high quality branded work apparel programs, and a variety of facility products and services including floor mats, towels, mops and restroom hygiene products. We have a team of more than 7,500 employees who operate from over 160 locations. These locations serve customers in 90 of the top 100 metropolitan markets across the United States and Canada.

We serve a diverse base of approximately 165,000 customers. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, retail, restaurants, hospitality, government, healthcare and many others. We provide service to customers of almost every size, from Fortune 100 companies to small and midsize firms. No single customer represents more than 2.0% of our total revenue. We count over 1.1 million people within our customer base who wear G&K work apparel every work day.

For most of our customers, we provide weekly service, with our highly talented service professionals visiting customers’ locations. This regular customer contact helps ensure we are meeting our customers’ needs, while promoting strong relationships that lead to high customer retention and additional sales opportunities.

Our game plan includes four key elements:

1.	Focusing on customer satisfaction

2.	Improving day-to-day execution

3.	Increasing our focus on cost management

4.	Addressing underperforming locations and assets

To measure the progress of our strategy we have established two primary financial objectives, which include achieving operating income margins of 10%, and return on invested capital (ROIC) of 10%. We define ROIC as trailing four quarters adjusted net operating income after tax, divided by total debt less cash plus stockholders’ equity. Since establishing these objectives we have made significant progress. We expect that we will achieve these two objectives by the end of our fiscal year 2014. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.

We have made significant progress in executing each of the four key elements of our strategy. Since the inception of this new strategy we have significantly expanded our operating margins, produced strong cash flows, and retired over $100.0 million in debt. Our improved execution gave us the confidence to return capital to shareholders through a special cash dividend of $6.00 per share, which we declared on April 3, 2012, and we also announced an increase to the regular quarterly cash dividend to $0.195 per share.

Our industry is consolidating as many family-owned, local operators and regional companies have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business. However, we have not completed any acquisitions related to our core rental business in the past three years.

Over the past year our results have also been adversely impacted by rising prices for commodities, especially cotton and crude oil. This has partially contributed to the significant increase in merchandise costs over the past several quarters. As a result of the increase in merchandise costs and the related amortization lives of six months to three years, we currently expect our merchandise costs as a percentage of rental revenue will gradually moderate throughout fiscal year 2013.

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

During the fourth quarter of fiscal year 2010, we changed our business practices regarding the replacement of certain lost or damaged in-service towel and linen inventory. Transactions entered into prior to the fourth quarter of 2010 included the potential for future adjustments to our customer billings, including, in some cases, refunds for a number of items, including actual experience of lost or damaged goods. For these transactions, we did not meet all of the requirements for revenue recognition at the time of our initial billing because our fees were not fixed or determinable and collectability was not reasonably assured, as evidenced by subsequent adjustments, including refunds in certain cases. As a result, we deferred the revenue for these transactions until such time as we could determine that the fees were no longer subject to adjustment or refund and were fixed and determinable and collectability was reasonably assured.

Beginning in the fourth quarter of 2010, our invoicing for lost and damaged in-service towel and linen inventory (replacement fees) is no longer subject to adjustment or refund. For these transactions, revenue is recognized at the time of billing when service performance and delivery of the in-service inventory to the customer occurs because the fee is fixed and determinable and collectability is reasonably assured.

As a result of the change described above, we began to immediately recognize revenue related to all new invoicing for lost and damaged in-service towel and linen inventory. In addition, during the three month periods ended July 3, 2010, October 2, 2010 and January 1, 2011, we continued to recognize and earn revenue (legacy revenue) associated with the refundable fees that had been collected prior to the change in business practices. As a result, we had a dual, non-recurring revenue stream occurring in these periods. As of January 1, 2011, all deferred revenue previously recorded prior to the change in business practices had either been earned or refunded to the customers. For the nine months ended April 2, 2011, the effect of this change increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. The change did not have a material impact on revenues, income from operations or net income for the three months ended April 2, 2011. There were no comparable amounts recognized in the three and nine month periods ended March 31, 2012.

Results of Operations

The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 31, 2012 and April 2, 2011, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Nine Months Ended		Percentage Change
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	Three Months FY 2012 vs. FY 2011	Nine Months FY 2012 vs. FY 2011
Revenues:
Rental operations	91.5%	91.7%	91.6%	92.1%	3.8%	4.4%
Direct sales	8.5	8.3	8.4	7.9	6.0	12.3

Total revenues	100.0	100.0	100.0	100.0	4.0	5.0
Expenses:
Cost of rental operations	69.6	67.9	69.2	67.7	6.5	6.8
Cost of direct sales	79.7	75.2	78.8	75.4	12.3	17.4

Total cost of sales	70.4	68.5	70.0	68.3	7.0	7.7
Pension withdrawal and associated expenses	11.0	—	3.7	—	—	—
Selling and administrative	23.0	23.9	22.7	23.5	(0.1)	1.6

Income from operations	(4.4)	7.6	3.5	8.2	(160.1)	(54.9)
Interest expense	0.7	1.4	0.7	1.3	(48.5)	(40.3)

Income before income taxes	(5.1)	6.2	2.8	6.9	(185.5)	(57.6)
Provision for income taxes	(2.9)	2.4	0.8	2.8	(225.4)	(70.0)

Net income	(2.2)%	3.8%	2.0%	4.2%	(160.3)%	(49.4)%

Three months ended March 31, 2012 compared to three months ended April 2, 2011

Revenues. Total revenue in the third quarter of fiscal 2012 increased 4.0% to $218.8 million from $210.3 million in the third quarter of fiscal 2011.

Rental revenue increased $7.4 million, or 3.8% in the third quarter of fiscal 2012 compared to the same period of the prior fiscal year. The increase in rental revenue was primarily driven by continued improvement in our organic growth rate. Our organic rental growth rate was 4.8% compared to 3.0% in the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by continued strong new account sales, improved execution related to garment lost and damage billings, replacement fees for towels and linens, name preparation and emblem charges and improved pricing. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures, acquisitions and the previously noted modification of our revenue recognition policy compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.

Direct sale revenue increased 6.0% to $18.6 million in the third quarter of fiscal 2012 compared to $17.5 million in the same period of fiscal 2011. The increase in direct sales was driven primarily by increased catalog sales, launch of a new program partially offset by the timing of sales to other large program accounts.

Cost of Rental. Cost of rental operations increased 6.5% to $139.3 million in the third quarter of fiscal 2012 from $130.9 million in the same period of fiscal 2011. As a percentage of rental revenue, our gross margin from rental operations decreased to 30.4% in the third quarter of fiscal 2012 from 32.1% in the same period of fiscal 2011. The decrease was primarily the result of a 280 basis point increase in merchandise costs related to increased cotton and other raw materials and increased merchandise requirements to support new account growth and new customer additions and a mix shift to higher cost specialty garments. In addition, gasoline costs have decreased our gross margin rate by approximately 20 basis points. These items were partially offset by lower natural gas costs, productivity improvements and leveraging fixed costs over a higher revenue base.

Cost of Direct Sales. Cost of direct sales increased to $14.8 million in the third quarter of fiscal 2012 from $13.2 million in the same period of fiscal 2011. Gross margin from direct sales decreased to 20.3% in the third quarter of fiscal 2012 from 24.8% in the same quarter of fiscal 2011. The decrease was due primarily to increased product launch costs, an increased mix of lower margin products and higher distribution costs.

Pension Withdrawal and Associated Expenses. As discussed in Note 13, “Employee Benefit Plans,” of the Notes to the Consolidated Condensed Financial Statements, we recorded a charge of $24.0 million related to a withdrawal from a multi-employer pension plan.

Selling and Administrative. Selling and administrative expenses decreased 0.1% to $50.3 million in the third quarter of fiscal 2012 from $50.4 million in the same period of fiscal 2011. As a percentage of total revenues, selling and administrative expenses decreased to 23.0% in the third quarter of fiscal 2012 from 23.9% in the third quarter of fiscal 2011. The decrease is primarily due to leverage from a higher revenue base and a decrease in depreciation expense associated with certain assets becoming fully depreciated.

Interest Expense. Interest expense was $1.5 million in the third quarter of fiscal 2012, a decrease from the $3.0 million reported in the same period of fiscal 2011. The decreased interest expense was primarily due to lower average debt balances and lower average interest rates.

Provision for Income Taxes. Our effective tax rate increased to 56.8% in the third quarter of fiscal year 2012 from 38.7% in the same period of fiscal 2011. The current period tax rate is higher than our statutory tax rate primarily due to a decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes and a $1.4 million benefit related to the final disposition of a subsidiary, both of which have the effect of increasing tax benefits in loss periods. The prior year tax rate was higher than our statutory tax rate primarily due to adjustments resulting from the final calculation and filing of our annual income tax return, offset by the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.

Nine months ended March 31, 2012 compared to nine months ended April 2, 2011

Revenues. Total revenue for the first nine months of fiscal 2012 increased 5.0% to $645.6 million compared to $614.8 million for the same period in the prior fiscal year. As previously disclosed, fiscal year 2011 included additional revenue of $5.9 million related to differences in the pattern of recognizing revenue on replacement fees because of changes made to our arrangements with customers. See Note 1, “Basis of Presentation for Interim Financial Statements,” under “Revenue Recognition,” of the Notes to the Consolidated Condensed Financial Statements for more information. Excluding this item, total revenue in the first nine months of fiscal 2012 increased $36.7 million or 6.0%.

Rental revenue increased $24.8 million, or 4.4% in the first nine months of fiscal 2012 compared to the same period of the prior fiscal year. Excluding the impact of the change in our revenue recognition policy noted above, rental revenue increased $30.7 million or 5.5%. The increase in rental revenue was primarily driven by continued improvement in our organic growth rate and a $1.0 million favorable impact of foreign currency translation rates. Our organic rental growth rate was 5.4% compared to negative 0.5% in the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by continued strong new account sales, increase sales from existing customers and improved pricing.

Direct sale revenue increased 12.3% to $54.5 million in the first nine months of fiscal 2012 compared to $48.5 million in the same period of fiscal 2011. The increase resulted primarily from the launch of a large new customer in our program business and improved catalog sales.

Cost of Rental. Cost of rental operations increased 6.8% to $409.2 million in the first nine months of fiscal 2012 from $383.3 million in the same period of fiscal 2011. As a percentage of rental revenue, our gross margin from rental sales decreased to 30.8% in the first nine months of fiscal 2012 from 32.3% in the same period of fiscal 2011. The 150 basis point decrease from the prior year includes 70 basis points associated with the change in revenue recognized for replacement fees previously discussed. The remaining reduction in rental gross margin was primarily the result of higher merchandise costs, increased gasoline costs, and higher group health costs. These items were partially offset by the favorable impact of fixed costs absorbed over a higher revenue base, improved productivity, lower workers compensation costs and a $1.0 million charge in the first quarter of the prior year related to the partial withdrawal from a multi-employer pension plan resulting from the decertifications of unions in two locations.

Cost of Direct Sales. Cost of direct sales increased to $43.0 million in the first nine months of fiscal 2012 from $36.6 million in the same period of fiscal 2011. Gross margin from direct sales decreased to 21.2% in the first nine months of fiscal 2012 from 24.6% reported in the same period of fiscal 2011. The decrease was primarily due to higher product costs, increased mix of lower margin business in the current year and higher freight and distribution costs.

Pension Withdrawal and Associated Expenses. As discussed in Note 13, “Employee Benefit Plans,” of the Notes to the Consolidated Condensed Financial Statements, we recorded a charge of $24.0 million related to a withdrawal from a multi-employer pension plan.

Selling and Administrative. Selling and administrative expenses increased 1.6% to $146.5 million in the first nine months of fiscal 2012 from $144.3 million in the same period of fiscal 2011. As a percentage of total revenues, selling and administrative expenses decreased to 22.7% in the first nine months of fiscal 2012 from 23.5% in the same period of fiscal 2011. The decrease is primarily related to leverage from a higher revenue base and a decrease in depreciation expense associated with certain assets becoming fully depreciated. These items were partially offset by costs associated with continued restructuring of several businesses.

Interest Expense. Interest expense was $4.8 million in the first nine months of fiscal 2012, a decrease from the $8.0 million in the same period of fiscal year 2011. The decrease in interest expense is the result of both lower average debt balances and lower average interest rates during fiscal year 2012 compared to fiscal year 2011.

Provision for Income Taxes. Our effective tax rate decreased to 28.3% in the first nine months of fiscal 2012 from 39.9% in the same period of fiscal 2011. The current year tax rate is lower than our statutory rate primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and lower pretax income, offset by the write-off of deferred tax assets associated with equity compensation. The prior year tax rate was higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation, adjustments resulting from the final calculation and filing of our annual income tax return, offset by the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.

Operating Activities. Net cash provided by operating activities was $39.4 million in the first nine months of fiscal 2012 and $49.0 million in the same period of fiscal 2011. The decrease is primarily due to increased investment in inventory to support our organic growth, increased annual bonus payments in the first quarter based upon strong financial performance for fiscal 2011, and higher pension payments in the current year.

Investing Activities. Net cash used for investing activities was $25.9 million in the first nine months of fiscal 2012 and $15.5 million in the same period of fiscal 2011. The increase was due to the acquisition of a new plant site to support our growth in a certain market and costs to implement plant efficiency tools.

Financing Activities. Cash used for financing activities was $18.7 million in the first nine months of fiscal 2012 compared to $20.7 million in fiscal year 2011. The decreased use of cash was primarily due to lower debt payments and cash received from the issuance of common stock under our stock option plans partially offset by higher dividend payments. During the first nine months of fiscal 2012 and 2011, we paid dividends of $7.3 million and $5.3 million, respectively.

Through March 6, 2012, we had a $300.0 million, unsecured revolving credit facility with a syndicate of banks, which was set to expire on July 1, 2012. Borrowings in U.S. dollars under this credit facility did, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which ranged from 2.25% to 3.25%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans did, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility did bear interest at the greater of (a) the Canadian Prime Rate and (b) the LIBOR for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%.

On March 7, 2012, we replaced the $300.0 million facility above with a $250.0 million, five-year unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under the new credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the new credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of March 31, 2012, borrowings outstanding under the revolving credit facility were $30.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of March 31, 2012, letters of credit outstanding against the revolver totaled $0.7 million and primarily relate to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.

Subsequent to the end of our third quarter of fiscal year 2012, we declared a special cash dividend of $6.00 per share which will total an estimated $113.0 million. We will finance this dividend through our revolving credit facility when the dividend is paid in the fourth quarter of fiscal year 2012. Please see Note 17, “Subsequent Events” of the Notes to the Consolidated Condensed Financial Statements for additional information.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 31, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.45
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	14.55
Minimum Net Worth	$375.0	$521.9

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of March 31, 2012 bear interest at a weighted average all-in rate of 1.75% (LIBOR plus 1.25%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At March 31, 2012 this fee was 0.20% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 31, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.07% (LIBOR plus 0.60%).

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

As of March 31, 2012, there was $20.0 million outstanding under this loan agreement at an all-in interest rate of 1.05% and $21.4 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

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

The following table summarizes our cash payment obligations as of March 31, 2012 for the next five fiscal years and thereafter (in millions):

	Less than one year	One to three years	Three to five years	After five years	Total
Variable rate revolving credit facility	$—	$—	$30.0	$—	$30.0
Variable rate notes	—	20.0	75.0	—	95.0
Other debt arrangements, including capital leases	0.4	—	—	—	0.4
Operating leases	27.5	40.1	22.3	18.1	108.0
Multi-employer pension payments (including interest)	1.5	5.8	3.1	22.3	32.7
Retirement benefit payments	2.6	5.6	6.8	19.8	34.8
Estimated interest payments related to credit facilities	3.1	4.6	2.2	—	9.9

Total contractual cash obligations	$35.1	$76.1	$139.4	$60.2	$310.8

We calculated the estimated interest payments by using the total debt balance outstanding as of March 31, 2012, and applying the interest rates then in effect to future periods.

At March 31, 2012, we had approximately $227.9 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $209.7 million due to debt covenants. Our revolving credit facility contributes $201.1 million of liquidity while our accounts receivable securitization facility contributes $8.6 million. We anticipate that we will generate sufficient cash flows from operations and debt refinancing to satisfy our cash commitments and capital requirements for fiscal 2012 and to reduce the amounts outstanding under the revolving credit facility; however, we may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2012 will be approximately $30 to $35 million.

As discussed in Note 17, “Subsequent Events,” of the Notes to the Consolidated Condensed Financial Statements, we declared a special cash dividend of $6.00 per share totaling an estimated $113.0 million which will be financed through our revolving credit facility in the fourth quarter of fiscal year 2012. After this dividend is paid we anticipate that we will maintain significant liquidity under our debt facilities. Upon payment of the dividend on April 27, 2012, we had liquidity of over $100.0 million of capacity available under our credit facilities.

Off Balance Sheet Arrangements

At March 31, 2012, we had $22.1 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

Pension Obligations

Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.4 million and $0.7 million in the third quarter of fiscal 2012 and 2011, respectively. At July 2, 2011, the fair value of our pension plan assets totaled $45.4 million.

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

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability for our portion of any unfunded vested benefit liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur.

In the first quarter of fiscal year 2011, two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the related MEPPs and we recorded a withdrawal liability of $1.0 million in the first quarter of fiscal year 2011.

In the third quarter of fiscal year 2012, we commenced negotiations with a union to discontinue our participation in the Central States MEPP for two of our locations. On March 13, 2012, we successfully concluded negotiations by gaining agreement to discontinue participation in the Central States MEPP at these locations. In addition, we also closed two redundant branch facilities that participated in the Central States MEPP. We continue to participate in the Central States MEPP at three additional locations, although, subject to our good faith bargaining obligations, we believe it is probable that we will also withdraw from the Central States MEPP at these locations, thus completely discontinuing our participation in the Central States MEPP.

Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation becomes probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million, or $0.79 earnings per diluted share. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants, strike preparation costs incurred in the third quarter, exit costs associated with closing the two branch locations and other related costs that have been incurred. This charge is recorded in the “Pension withdrawal and associated expenses” line item on the Consolidated Condensed Statements of Operations for the three and nine months ended March 31, 2012. We expect to pay the withdrawal liability over a period of 20 years.

As evidenced by the previous decertifications noted above, a partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control. In addition, we could trigger the liability by successfully negotiating with the union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs.

The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.

Previously we disclosed that our total estimated share of the undiscounted, unfunded vested benefits under all the MEPPs that we participate in, including Central States, was approximately $25.0 to $31.0 million. As noted above, in the third quarter of fiscal year 2012, we recorded a withdrawal liability related to the Central States MEPP. As a result of this liability recognition and based upon the most recent plan data available from the trustees managing the remaining MEPPs, our estimated share of the undiscounted, unfunded vested benefits for the remaining MEPPs is estimated to be $3.0 to $4.0 million as of March 31, 2012.

Litigation

We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain of our facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of March 31, 2012 and July 2, 2011, we had reserves of approximately $1.2 million and $1.4 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three and nine months ended March 31, 2012 and April 2, 2011.

We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Condensed Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $2.8 million and $0.9 million for the three months ended March 31, 2012 and April 2, 2011, respectively, and $4.9 million and $3.3 million for the nine months ended March 31, 2012 and April 2, 2011, respectively. Included in the $2.8 million of share-based compensation recognized in the third quarter of fiscal year 2012, was approximately $1.9 million resulting from the March 30, 2012 amendment of our 1998 Stock Option and Compensation Plan and our Restated Equity Incentive Plan (2010) to require an equitable adjustment to preserve the intrinsic value of all outstanding stock option awards in the case of a special or extraordinary cash dividend. Since this amendment was made in contemplation of the special cash dividend discussed in Note 17, “Subsequent Events” of the Notes to the Consolidated Condensed Financial Statements, additional share-based compensation expense was recognized in the third quarter of fiscal year 2012. In addition to this $1.9 million of share-based compensation recognized in the third quarter, we will recognize an additional $0.9 million over the remaining requisite service period of the unvested stock options.

The number of options exercised and restricted stock vested since July 2, 2011, was 0.1 million shares.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. We adopted this guidance in the third quarter of fiscal 2012 and it did not have a material impact on our Consolidated Financial Statements.

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

In September 2011, the FASB issued new guidance on disclosures surrounding multi-employer pension plans. The new guidance requires that employers provide additional separate disclosures for multi-employer pension plans and multi-employer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multi-employer plans. This guidance will be effective for us starting June 30, 2012, with early adoption permitted and retrospective application required. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued updated guidance that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instrument’s impact on a company’s financial position. This guidance is effective for interim and annual fiscal periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 31, 2012 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 31, 2012 was an unrealized loss of $1.3 million.

A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at March 31, 2012. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted annual interest expense is $4.6 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.8 million or 18.0%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.5 million or 11.2%.

Energy Cost Risk

We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of March 31, 2012, we have no outstanding derivative financial instruments. However, we may utilize derivative financial instruments to manage gasoline and diesel fuel cost volatility in the future.

A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at March 31, 2012 and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.2 million.

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

The U.S. Environmental Protection Agency (“U.S. EPA”) previously identified certain alleged deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.

The U.S. EPA has likewise previously identified certain alleged air-related deficiencies with respect to the operations at our Manchester, New Hampshire facility. We previously entered into a Consent Decree with the United States and the U.S. EPA resolving this matter, which became effective in October 2011. Under the decree, we agreed to implement a supplemental environmental project in New Hampshire and we agreed to obtain a permit for this facility and implement certain operational changes at this facility. This matter arises out of the alleged failure of Alltex Uniform Rental Services, Inc., the company from which we acquired this business, to perform testing and secure a related permit prior to installing certain equipment in 1997. Our resolution of this matter is within the previously established reserve amounts.

In June 2011, at one of our facilities, we were issued an industrial discharge permit which contains, among other things, a substantially reduced discharge limitation concentration for aluminum. We have been in conversations with regulatory authorities with respect to this matter, as part of which, we have reached an agreement, whereby we agreed on the terms of a Compliance Plan, under which we are currently operating this facility, and we paid a civil penalty and agreed to pay certain other amounts. We expect the Compliance Plan to run through December 31, 2012. While we expect to successfully resolve this matter, there is a risk that we will not be able to fully comply with the new discharge limitations, which could impact our ability to continue processing all or a portion of our existing local business at this facility.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

10.1 Credit Agreement dated March 7, 2012 among the Registrant, G&K Services Canada, Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed on March 12, 2012).

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

101 Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC. (Registrant)

Date: May 4, 2012	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)