Form 10-K
period 2012-06-30
G&K SERVICES INC
filed 2012-08-24
CIK 39648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2012

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting common equity held by non-affiliates was approximately $547,674,376.

On August 17, 2012, 18,901,177 shares of the registrant’s Class A Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2012, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.

Form 10-K

For the fiscal year ended June 30, 2012

PART I

ITEM 1.	BUSINESS

G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing high quality branded work apparel programs, and a variety of facility products and services including floor mats, towels, mops and restroom hygiene products. We have a team of nearly 7,800 employees who operate from approximately 160 locations. These locations serve customers in 85 of the top 100 metropolitan markets across the United States and Canada.

Customers, Products and Services

We serve a diverse base of approximately 165,000 customers. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, retail, restaurants, hospitality, government, healthcare and many others. We provide service to customers of almost every size, from Fortune 100 companies to small and midsize firms. No single customer represents more than 2.0% of our total revenue. We count over 1.2 million people within our customer base who wear G&K work apparel every work day.

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

Our customers also need a wide selection of branded apparel across a variety of jobs. Our comprehensive direct sale uniform programs feature custom design, advanced procurement, efficient distribution and advanced ordering and payment capabilities. We offer a comprehensive selection of the best and hardest working brands in our industry through our uniform and catalog programs. These branded apparel programs can be used for uniform programs, employee rewards and recognition, trade shows and vendor appreciation programs.

For most of our customers, we provide weekly service, with our highly talented service professionals visiting customers’ locations. This regular customer contact helps ensure we are meeting our customers’ needs, while promoting strong relationships that lead to high customer retention and additional sales opportunities.

Acquisitions

Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business.

We completed one small acquisition in fiscal 2012. The pro forma effect of this acquisition was not material. We did not complete any acquisitions related to our core rental business in fiscal years 2011 or 2010.

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

Manufacturing and Suppliers

We manufactured approximately 55% of the work apparel that we placed into service in fiscal year 2012. These garments are primarily manufactured in the Dominican Republic. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, towels, mops, linens and related products. Although we occasionally experience product shortages, we are not currently aware of any circumstances that would materially limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers’ needs.

Environmental Matters

Our operations, like those of our competitors, are subject to various federal, state and/or local laws, rules and regulations respecting the environment, including potential discharges into water and air and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate certain amounts of waste in connection with our laundry operations, including wastewater, wastewater sludge, waste oil and other residues. In a limited number of instances, certain of these wastes are classified as hazardous under applicable laws, rules and regulations. We continue to make significant investments in properly handling and disposing of these wastes, ensuring compliance with these regulations and operating our business with a keen eye on our environmental stewardship obligations and responsibilities.

We discuss certain legal matters in this Annual Report on Form 10-K under Part I, Item 1A. Risk Factors – Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data in Note 11 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.” Any environmental liability relating to such matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal period, could be material to our results of operations or financial position. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters will not have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is a potential that we may incur additional losses in excess of established reserves due to the imposition of clean-up obligations, the discovery of alleged contamination or other changes.

Employees

Our U.S. operations had approximately 6,500 employees as of June 30, 2012, which includes approximately 3,600 production employees and 2,900 sales, office, route and management personnel. Unions represent approximately 10% of our U.S. employees. Approximately 2% of our U.S. employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its U.S. employee relations are satisfactory.

Our Canadian operations had approximately 1,300 employees as of June 30, 2012, which includes approximately 700 production employees and 600 sales, office, route and management personnel. Unions represent approximately 65% of our Canadian employees. Approximately 12% of our Canadian employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its Canadian employee relations are satisfactory.

Foreign and Domestic Operations

Financial information relating to foreign and domestic operations is set forth in Note 12, “Segment Information” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge, as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at http://www.gkservices.com. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or governmental investigation, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law.

Also note that we provide the following cautionary discussion of risks, uncertainties and assumptions relevant to our business. Actual results may differ from certain assumptions we have made causing actual events to vary from expected results. These are factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

General economic factors may adversely affect our financial performance.

General economic conditions may adversely affect our financial performance. Continued high levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including healthcare and insurance costs, higher material costs for items, such as linens and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental and direct sales and selling and administrative expenses and could adversely affect our results of operations.

Increased competition could adversely affect our financial performance.

We operate in highly competitive industries and compete with national, regional and local providers. Service, product, design, price, quality and convenience to the customer are the primary competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which could be detrimental to our operating results. Our competitors also generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing such services. These competitive pressures could adversely affect our sales and operating results.

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

The Occupational Safety and Health Act of 1970, as amended, or “OSHA,” establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants, and could affect our ability to service our customers and adversely affect our results of operations.

Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.

Our operating facilities are subject to stringent environmental laws, rules and regulations relating to the protection of the environment and health and safety matters, including those governing the potential discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our business entails risks under environmental laws and regulations. We could incur significant costs, including, without limitation, clean-up costs, fines, sanctions and claims by regulators or third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. As a result of violations of these laws and regulations, among other things, we could be required to reduce or cease use of certain equipment and/or limit or stop production at certain facilities. These consequences could have a material adverse affect on our results of operations and financial condition and disrupt customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations related to environmental laws and regulations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of clean-up obligations, and the discovery of alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

Under environmental laws, an owner or operator of real estate may be required to pay the costs of removing or remediating hazardous materials located on or emanating from property, whether or not the owner or operator knew of or was responsible for the presence of such hazardous materials. We have a number of sites on which we are currently conducting remediation projects. Also, while we regularly engage in environmental due diligence in connection with acquisitions, we can give no assurance that locations that have been acquired or leased have been operated in compliance with environmental laws and regulations during prior periods, nor can we give any assurance that existing remediation projects or future uses or conditions will not make us liable under these laws or expose us to regulator or third-party actions, including third party suits.

Additionally, we must maintain compliance with various permits and licenses issued to us in connection with our operations, or we must apply for and obtain such permits and licenses. Any failure on our part to maintain such compliance or to apply for and receive such permits and licenses could have a material adverse effect on our ability to continue operations at a particular location. At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated, as well as the adequacy of our reserves with respect to such costs. At June 30, 2012, our reserves for environmental matters were approximately $1.2 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstance or estimates arise.

Fluctuations in demand for our products and services may adversely impact our financial results.

Continued uncertainty in global economic conditions may pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news. This could negatively impact our customers and consequently have a negative impact on our financial performance. If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and operating margin could be negatively impacted. Important factors that could cause demand for our products and services to fluctuate include:

•	changes in business and economic conditions, including downturns in specific industry segments and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, including pricing pressures, from companies that have competing products and services;

•	changes in customer needs;

•	changes in our customers’ employment levels, which impacts the number of users of our products and services;

•	strategic actions taken by our competitors; and

•	market acceptance of our products and services.

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

From time to time we are party to various legal claims and proceedings. Certain of these claims or proceedings or potential future proceedings, if decided adversely against us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss current lawsuits and other litigation to which we are party in greater detail under Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data in Note 11 entitled “Commitments and Contingencies” of “Notes to Consolidated Financial Statements.”

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

Motor fuel, natural gas, electricity, cotton, polyester and other commodities represent a significant cost within our business. The price of these commodities, which are required to run our vehicles and equipment and manufacture our garments, can be unpredictable and can fluctuate based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war, terrorism and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in the cost of these commodities could adversely affect our results of operations and financial condition.

Failure to preserve positive labor relationships could adversely impact our operations and financial results.

Significant portions of our Canadian labor force are unionized, and a lesser portion of United States employees are unionized. While we believe that our Canadian and U.S. employee relations are satisfactory, we continue to face pressure from labor unions, and could experience pressure similar to those faced by our competitors. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and services. In addition, significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our results by restricting our ability to maximize the efficiency of our operations.

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

Successful execution of our business plan is not assured as there are several obstacles to success, including a continued difficult economic environment, a competitive industry and entries by us into new markets. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.

The financial condition of multi-employer (union) pension plans in which we participate may have a material adverse effect on our financial performance.

We participate in a number of multi-employer pension plans (“MEPPs”). Also called Taft-Hartley plans, MEPPs are pension plans that are jointly trusteed by union and management and that provide benefits to an employer’s unionized work force if the collective bargaining agreement between the employer and union provide for participation in the MEPP. Employers who withdraw from MEPPs remain responsible for their proportionate share of the MEPPs’ unfunded vested pension benefits, an amount also known as “withdrawal liability.” As we reported in the third quarter, we have recently withdrawn from the Central States (“Central States Fund”), Southeast and Southwest Areas Pension Funds at certain locations and we are attempting to withdraw from the Central States Fund at other locations. Despite having withdrawn from the Central States Fund, we remain responsible for our withdrawal liability amount. The Central States Fund has not yet provided us with a calculation of our withdrawal liability amount and we may disagree with the Central States Fund’s calculation. If that is the case, we may be required to engage in arbitration or other proceedings with the Central States Fund to determine the amount of our liability. The amount ultimately determined to be our withdrawal liability amount may be greater than the amount we have already recognized on our financial statements and the increased amount could have a material adverse effect on our financial performance.

The funded status of the Central States Fund and other MEPPs in which we continue to participate has substantially deteriorated over the past years. If in the future, local union employees vote to decertify their respective union, or the union ratifies a collective bargaining agreement in which we no longer participate in the MEPP, or other employers in the MEPP withdraw or experience financial difficulty, including bankruptcy, our liability under the associated MEPP could increase. That increase could have a material adverse impact on our financial performance and could be greater than estimated. We do not have the ability to predict or influence the timing of votes to decertify a union nor do we have any control over the continued participation or financial stability of other employers in a MEPP.

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

We may be subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon sophisticated information technology systems and infrastructure. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy approximately 160 facilities located in the United States, Canada, the Dominican Republic and Ireland. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items from approximately 50 facilities located in 38 cities in the United States, 9 cities in Canada and one city in Ireland. We own approximately 90% of our processing facilities, which average approximately 45,000 square feet in size.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.

The U.S. Environmental Protection Agency (“U.S. EPA”) previously identified certain alleged air and waste-related deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.

The U.S. EPA has likewise previously identified certain alleged air-related deficiencies with respect to the operations at our Manchester, New Hampshire facility. We previously entered into a Consent Decree with the United States and the U.S. EPA resolving this matter, which became effective in October 2011. Under the decree, we agreed to implement a supplemental environmental project in New Hampshire and we agreed to obtain an air permit for this facility and implement certain operational changes at this facility. This matter arises out of the alleged failure of Alltex Uniform Rental Services, Inc., the company from which we acquired this business, to perform testing and secure a related permit prior to installing certain equipment in 1997. Our resolution of this matter is within the previously established reserve amounts.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is quoted on the Global Select Market of The NASDAQ Stock Market LLC under the symbol “GKSR.” The following table sets forth the high and low reported sale prices for the Class A Common Stock as quoted on the Global Select Market of The NASDAQ Stock Market LLC, for the periods indicated.

	High	Low
Fiscal 2012
1st Quarter	$36.54	$25.17
2nd Quarter	31.44	24.24
3rd Quarter	34.99	28.95
4th Quarter	38.65	28.38
Fiscal 2011
1st Quarter	$23.82	$19.28
2nd Quarter	31.78	21.40
3rd Quarter	34.39	29.66
4th Quarter	34.90	29.50

As of August 17, 2012, we had 808 registered holders of record of our common stock.

We paid dividends of $123.9 million, $7.1 million and $5.6 million in fiscal years 2012, 2011 and 2010, respectively. Dividends per share were $6.585, $0.38 and $0.30 in fiscal years 2012, 2011 and 2010, respectively. The fiscal year 2012 dividend includes a $6.00 per share special dividend. We anticipate dividends in fiscal year 2013 to be $0.78 per share, or approximately $14.7 million. Our debt agreements contain restrictive covenants, which, under certain circumstances, could limit the payment of cash dividends we declare during any fiscal year.

ISSUER PURCHASE OF EQUITY SECURITIES

As of June 30, 2012, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. At the end of fiscal year 2012, we had approximately $57.9 million remaining under this authorization. Under the program we did not repurchase any shares in fiscal years 2012, 2011 or 2010. Our debt agreements contain restrictive covenants, which, under certain circumstances, could limit the amount of share repurchases.

The following table sets forth certain information as of June 30, 2012 with respect to equity compensation plans under which securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders (1):
Restated Equity Incentive Plan (2010) (2)	1,118,556	$23.59	1,219,159
Employee Plans (3)	446,167	30.55	—
1996 Directors’ Stock Option Plan	29,000	31.77	—

Total:	1,593,723	$25.68	1,219,159

Equity compensation plans not approved by security holders:
None	—	—	—

Total	1,593,723	$25.68	1,219,159

(1)	See Note 8 “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.
(2)	Our Restated Equity Incentive Plan (2010) was approved at our November 4, 2010 annual meeting of shareholders. The outstanding shares listed for this plan include the initial shares authorized under our 2006 Equity Incentive Plan, as well as the additional shares authorized when the restated plan was approved.
(3)	Includes our 1998 Stock Option and Compensation Plan.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph shows a five-year comparison of the cumulative total return on $100 invested in our Common Stock, the Standard and Poor’s (“S&P”) 500 Stock Index, S&P Smallcap 600 Index and a Peer Group in the uniform services industry, consisting of Cintas Corporation and UniFirst Corporation.

The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a dividend reinvestment.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data. All amounts are in millions, except per share data.

	2012	2011	2010	2009	2008
Revenues	$869.9	$828.9	$833.6	$936.0	$1,002.4
Net Income/(Loss)	24.1	33.2	28.6	(72.5)	46.1
Per Share Data:
Basic earnings/(loss) per share	1.31	1.81	1.56	(3.94)	2.29
Diluted earnings/(loss) per share	1.29	1.79	1.56	(3.94)	2.27
Dividends per share:
Regular	0.585	0.380	0.300	0.280	0.200
Special	6.00	—	—	—	—
Total Assets	873.7	865.9	813.9	857.3	1,053.2
Long-Term Debt	218.0	95.2	160.4	224.8	280.4
Stockholders’ Equity	403.1	514.9	466.9	437.4	557.5

We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year; all other fiscal years were 52 week years. Fiscal 2009 includes a $126.7 million pre-tax non-cash impairment charge primarily related to goodwill. Fiscal 2012 includes a pre-tax charge of $24.0 million associated with withdrawing from a multi-employer pension plan (see Note 10, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements for further information).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year. Fiscal years 2012 and 2011 were 52 week years.

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

Over the past three years G&K has pursued a strategy which includes four key elements:

1.	Focusing on customer satisfaction

2.	Improving day-to-day execution

3.	Increasing our focus on cost management

4.	Addressing underperforming locations and assets

To measure the progress of our strategy we have established two primary financial objectives, which include achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted net operating income after tax, divided by the sum of total debt plus stockholders’ equity minus cash. Our goal is to achieve these two financial targets by the end of our fiscal year 2014. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.

We have made significant progress in executing each of the four key elements of our strategy. Since the inception of this strategy we have restored organic revenue growth, significantly expanded our operating margins, produced strong cash flows, and retired over $100.0 million in debt prior to the payment of a special dividend. Our improved execution gave us the confidence to return capital to shareholders through a special cash dividend of $6.00 per share, which we declared on April 3, 2012. We also increased our regular quarterly cash dividend by fifty percent to $0.195 per share.

Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business.

Over the past year our results have been adversely impacted by rising prices for commodities, especially cotton, polyester and crude oil. This has contributed to the significant increase in merchandise costs. We expect merchandise costs as a percentage of rental revenue to gradually moderate throughout fiscal year 2013.

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

Beginning in the fourth quarter of 2010, our invoicing for lost and damaged in-service towel and linen inventory (replacement fees) is no longer subject to adjustment or refund. For these transactions, revenue is recognized at the time of billing when service performance and delivery of the in service inventory to the customer occurs because the fee is fixed and determinable and collectability is reasonably assured.

As a result of the change described above, we began to immediately recognize revenue related to all new invoicing for lost and damaged in service towel and linen inventory. In addition, during the three month periods ended July 3, 2010, October 2, 2010 and January 1, 2011, we continued to recognize and earn revenue (legacy revenue) associated with the refundable fees that had been collected prior to the change in business practices. As a result, we had a dual, non-recurring revenue stream occurring in these periods. As of January 1, 2011, all deferred revenue previously recorded prior to the change in business practices had either been earned or refunded to the customers. For fiscal year 2011, the effect of this change in business practice increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. For fiscal year 2010, the effect of this change increased revenue and income from operations by $6.7 million, net income by $4.2 million and basic and diluted earnings per common share by $0.23. There were no comparable amounts recognized in fiscal year 2012.

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

For additional information see Note 11, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

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

We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified three reporting units within our reportable segments as of the fiscal 2012 testing date. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $259.3 million, $66.0 million and $0, respectively, at June 30, 2012. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2010, 2011 or 2012.

The goodwill impairment test is performed using a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, we determine the implied fair value of the reporting unit’s goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized for the excess.

During our annual impairment test in the fourth quarter of fiscal 2012, 2011 and 2010, we used a market valuation approach to determine the fair value for each reporting unit. The results of this impairment test indicated that no goodwill impairment existed as the estimated fair value exceeded the carrying value of our goodwill by more than 10% for both our U.S. Rental reporting unit and Canadian Rental reporting unit for all fiscal years. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off.

Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations. There have been no impairment losses in fiscal years 2012, 2011 or 2010.

As of June 30, 2012, cumulative goodwill impairment losses total $107.0 million. Of this amount, $100.0 million was associated with our U.S. Rental operations and $7.0 million was related to our Direct Sales operations.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of the recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. In fiscal years 2010, 2011 and 2012, we reviewed our long-lived assets for impairment and determined no indicators of impairment existed; therefore no impairment charge was recorded in any of these fiscal years.

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

Income Taxes

Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. If it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the Consolidated Financial Statements.

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

Results of Operations

The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change Between Years
	Years Ended			FY 2012 vs.	FY 2011 vs.
	Fiscal 2012	Fiscal 2011	Fiscal 2010	FY 2011	FY 2010
Revenues:
Rental operations	91.4%	91.7%	93.1%	4.6%	(2.0)%
Direct sales	8.6	8.3	6.9	9.0	19.2

Total revenues	100.0	100.0	100.0	5.0	(0.6)

Operating expenses:
Cost of rental operations	69.1	68.0	69.5	6.4	(4.3)
Cost of direct sales	77.5	74.1	74.0	14.1	19.3

Total cost of sales	69.8	68.5	69.9	7.1	(2.6)

Pension withdrawal and associated expenses	2.8	—	—	—	—
Selling and administrative	22.5	23.7	23.0	—	2.3

Income from operations	4.9	7.9	7.2	(35.3)	9.7

Interest expense	0.7	1.2	1.7	(40.6)	(26.1)

Income before income taxes	4.2	6.7	5.5	(34.4)	20.5

Provision for income taxes	1.4	2.7	2.1	(45.2)	28.1

Net income	2.8%	4.0%	3.4%	(27.2)%	15.9%

Fiscal Year 2012 Compared to Fiscal Year 2011

Fiscal Years. Our fiscal year ends on the Saturday closest to June 30. As a result, we will periodically have a fiscal year that consists of 53 weeks. Fiscal years 2012 and 2011 both had 52 weeks.

Revenues. Total revenues in fiscal year 2012 increased 5.0% to $869.9 million from $828.9 million in fiscal year 2011.

As previously disclosed, fiscal year 2011 included additional revenue of $5.9 million related to the change in our business practices and resulting modification of our revenue recognition policy related to certain replacement fees. Excluding this item, total revenue in fiscal 2012 increased $46.9 million or 5.7%.

Rental revenue increased $34.9 million in fiscal year 2012, a 4.6% increase from fiscal year 2011. Excluding the impact of the change in our business practices and resulting modification of our revenue recognition policy noted above, rental revenue increased $40.8 million or 5.4%. The increase in rental revenue was primarily driven by continued improvement in our organic growth rate, partially offset by a $0.6 million unfavorable impact of foreign currency translation rates. Our organic rental growth rate was 5.5% compared to 0.75% in the prior fiscal year. The improvement in the rental organic growth rate was driven by virtually all components of organic growth, including continued strong new account sales, pricing, customer retention and customer employment levels. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures, acquisitions and the previously noted modification of our revenue recognition policy compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.

Direct sale revenue was $74.7 million in fiscal year 2012, a 9.0% increase from $68.6 million in fiscal year 2011. The increase resulted primarily from an increase in catalog sales and the launch of a large new customer in our program business, offset by reductions in several other large program accounts. The organic direct sale growth rate was 9.1% in fiscal year 2012 compared to 11.5% in fiscal year 2011.

Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 6.4% to $549.6 million in fiscal year 2012 from $516.6 million in fiscal year 2011. As a percentage of rental revenue, our gross margin from rental sales decreased to 30.9% in fiscal 2012 from 32.0% in the prior fiscal year. The 110 basis point decrease from the prior year includes 50 basis points associated with the change in revenue recognized for replacement fees previously discussed. The remaining reduction in rental gross margin was primarily the result of significantly higher merchandise costs related to increased cotton and other raw material costs, increased merchandise requirements to support new account growth and new customer additions, and a mix shift to higher cost specialty garments. In addition, we experienced an increase in gasoline costs and group health insurance costs. These items were partially offset by the favorable impact of fixed costs absorbed over a higher revenue base, improved production and delivery productivity, lower workers compensation costs and lower natural gas costs.

Cost of Direct Sales. Cost of direct sales increased to $57.9 million in fiscal year 2012 from $50.8 million in fiscal year 2011. Gross margin from direct sales decreased in fiscal year 2012 to 22.5% from 25.9% in fiscal year 2011. The decrease was primarily due to higher product costs, an increased mix of lower margin business in the current year, competitive pricing, increased product launch costs and higher freight and distribution costs.

Pension Withdrawal and Associated Expenses. As discussed in Note 10 “Employee Benefit Plans,” of the Notes to the Consolidated Financial Statements, we recorded a charge of $24.0 million related to a withdrawal from a multi-employer pension plan.

Selling and Administrative. Selling and administrative expenses remained flat at $196.1 million in fiscal year 2012. As a percentage of total revenues, selling and administrative expenses decreased to 22.5% in fiscal year 2012 from 23.7% in fiscal year 2011. The decrease is primarily related to effective cost control as we leveraged costs over a higher revenue base, a decrease in depreciation expense associated with certain assets becoming fully depreciated and lower selling costs. These items were partially offset by $2.1 million of additional share-based compensation expense associated with an equitable adjustment to stock options resulting from our special dividend (see Note 8 “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for additional information) and costs associated with continued restructuring of several businesses.

Interest Expense. Interest expense was $6.1 million in fiscal year 2012 as compared to $10.2 million in fiscal year 2011. The decrease in interest expense is the result of both lower average debt balances and lower average interest rates during fiscal year 2012 compared to fiscal year 2011. The lower average interest rates were driven by both the expiration of several interest rate swap agreements and the renewal of our revolver at a lower rate.

Provision for Income Taxes. Our effective tax rate for fiscal year 2012 decreased to 33.3% from 39.9% in fiscal year 2011. The current year tax rate is lower than our statutory rate primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, offset by additional reserves established for uncertain tax positions. The prior year tax rate was higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation, offset by the decrease in tax reserves for uncertain tax positions due to the expirations of certain tax statutes.

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

Cost of Direct Sales. Cost of direct sales increased to $50.8 million in fiscal year 2011 from $42.6 million in fiscal year 2010. Gross margin from direct sales decreased in fiscal year 2011 to 25.9% from 26.0% in fiscal year 2010. The slight decrease in gross margin was primarily due to higher merchandise costs partially offset by leverage provided by a higher revenue base.

Selling and Administrative. Selling and administrative expenses increased 2.3% to $196.1 million in fiscal year 2011 from $191.7 million in fiscal year 2010. As a percentage of total revenues, selling and administrative expenses increased to 23.7% in fiscal year 2011 from 23.0% in fiscal year 2010. The increase was primarily the result of net gains related to the sale, divestiture and write-down of certain business assets, partially offset by certain costs associated with cost reduction activities in fiscal year 2010 which did not reoccur in fiscal year 2011. Fiscal 2011 included a charge associated with implementing plans to close or divest three facilities, and expenses associated with increased incentive and sales-based compensation associated with improved profitability and increased new account sales.

Interest Expense. Interest expense was $10.2 million in fiscal year 2011 as compared to $13.8 million in fiscal year 2010. The decreased interest expense was due to lower average interest rates and lower average debt balances.

Provision for Income Taxes. Our effective tax rate for fiscal year 2011 increased to 39.9% from 37.5% in fiscal year 2010. The tax rate for 2011 was higher than the 2010 rate primarily due to the reduction of a deferred tax asset associated with equity based compensation, while the tax rate for fiscal year 2010 included benefits related to the adjustment of deferred tax liabilities related to Canada, the enactment of a provincial tax rate reduction and favorable tax treatment on the sale of certain assets, offset by the reduction of a deferred tax asset associated with equity-based compensation. Both periods included adjustments resulting from the final calculation and filing of our annual income tax returns and the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes.

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

Working capital at June 30, 2012 was $183.2 million, a $43.8 million increase from $139.4 million at July 2, 2011. The increase in working capital was primarily driven by the refinancing of our revolver in fiscal 2012 and the associated reclassification of the outstanding debt from current to long-term and an increase in new and in service inventory to support our growth, offset by an increase in the number of days payable outstanding.

Operating Activities. Net cash provided by operating activities was $73.0 million in fiscal year 2012, $67.0 million in fiscal year 2011 and $72.7 million in fiscal year 2010. Cash provided by operations in fiscal year 2012 increased primarily due to increased net income (excluding the impact of the primarily non-cash pension withdrawal charge) and a decrease in the growth in inventory spending to support our revenue increase. Cash provided by operations in fiscal year 2011 decreased primarily due to increased expenditures on inventory, partially offset by lower payments on payables and to a lesser extent higher net income.

Investing Activities. Net cash used for investing activities was $35.1 million in fiscal year 2012 and $20.7 million in fiscal year 2011. Net cash provided by investing activities was $4.9 million in fiscal year 2010. In fiscal year 2012 and fiscal year 2011, cash was used primarily for the acquisition of property, plant and equipment and a small acquisition in fiscal 2012. The increase in capital expenditures in fiscal 2012 was primarily due to the acquisition of a new plant site to support our growth in a certain market and costs to implement plant efficiency tools. In fiscal year 2010, we sold certain business assets for $21.6 million, which was partially offset by capital expenditures of $16.7 million.

Financing Activities. Financing activities used cash of $40.7 million in fiscal year 2012, $32.3 million in fiscal year 2011 and $81.8 million in fiscal year 2010. Cash used for financing activities in fiscal year 2012 was primarily for the payment of dividends, including our special dividend of $6.00 per share. This was offset by the borrowing under our revolving credit facility. Cash used for financing activities in fiscal year 2011 was primarily for repayment of debt and payment of dividends. Cash used for financing activities in fiscal year 2010 was primarily for repayment of debt. We paid dividends of $123.9 million in fiscal year 2012, $7.1 million in fiscal year 2011 and $5.6 million in fiscal year 2010. Dividends per share were $6.585, $0.38, and $0.30 in fiscal years 2012, 2011 and 2010, respectively. We anticipate dividends in fiscal year 2013 to be $0.78 per share, which will result in estimated total dividend payments of $14.7 million in fiscal year 2013.

Capital Structure. Total debt was $218.2 million at June 30, 2012, an increase of $82.3 million from the prior year balance of $135.9 million. The increase in debt was driven primarily from the need to fund the payment of a $6.00 per share special dividend in April 2012, which totaled $113.0 million. See Note 8 “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for additional information on the special dividend. This increase was partially offset by continued strong free cash flow, which was used to reduce debt obligations. The ratio of debt to capitalization (total debt divided by the sum of the stockholder’s equity plus total debt) increased to 35.1% at June 30, 2012, from 20.9% at July 2, 2011.

We believe that we will be able to fund all of the currently anticipated cash requirements for fiscal year 2013, including scheduled debt repayments, new investments in the business, dividend payments, and possible business acquisitions, from operating cash flow and our revolving credit facility.

On March 7, 2012, we completed a new $250.0 million, five-year unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. This facility replaced our $300.0 million unsecured revolving credit facility, which was set to mature in July 2012. Borrowings in U.S. dollars under the new credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the new credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of June 30, 2012, borrowings outstanding under the revolving credit facility were $114.4 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of June 30, 2012, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of June 30, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.27
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	17.43
Minimum Net Worth	$378.9	$403.1

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of June 30, 2012 bear interest at a weighted average all-in rate of 1.42% (LIBOR plus 1.125%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At June 30, 2012 this fee was 0.175% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 30, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.07% (LIBOR plus 0.60%).

We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 28, 2011, we completed Amendment No. 1 to the Second Amended and Restated Loan Agreement. The primary purpose of entering into Amendment No. 1 was to (i) increase the Facility Limit to $50.0 million; (ii) adjust the letters of credit sublimit to $30.0 million; and (iii) adjust the Liquidity Termination Date and Scheduled Commitment Termination Date to September 27, 2013. Lastly, we reduced the applicable margin on the drawn and undrawn portion of the line as well as the fees associated with issued letters of credit. Under the above stated amendment, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.

As of June 30, 2012, there was $28.6 million outstanding under this securitization facility at an all-in interest rate of 1.00% and $21.4 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

See Note 5, “Derivative Financial Instruments” of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 30, 2012, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with this facility. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.

The following table summarizes our cash payment obligations as of June 30, 2012 for the next five fiscal years and thereafter (in millions):

	Less than one year	One to three years	Three to five years	After five years	Total
Variable rate revolving credit facility	$—	$—	$114.4	$—	$114.4
Variable rate notes	—	28.6	75.0	—	103.6
Other debt arrangements, including capital leases	0.2	—	—	—	0.2
Operating leases	28.1	39.2	21.5	16.9	105.7
Multi-employer pension payments (including interest)	1.5	5.9	3.1	22.2	32.7
Retirement benefit payments	2.7	5.9	6.7	22.3	37.6
Estimated interest payments related to credit facilities	4.3	7.6	3.8	—	15.7

Total contractual cash obligations	$36.8	$87.2	$224.5	$61.4	$409.9

We calculated the estimated interest payments related to credit facilities by using the total debt balance outstanding as of June 30, 2012, and applying the interest rates then in effect to future periods.

As of June 30, 2012, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 5, “Derivative Financial Instruments” of the Notes to the Consolidated Financial Statements for further discussion.

At June 30, 2012, we had approximately $135.0 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $130.7 million due to debt covenants. Our revolving credit facility contributes all of the $130.7 million of liquidity as our accounts receivable securitization facility is fully utilized. We anticipate that our cash flows from operations and available borrowings under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2013. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal year 2013 will be approximately $35-$40 million.

Off Balance Sheet Arrangements

At June 30, 2012, we had $22.0 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $105.7 million related to facility, equipment and vehicle leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.

Pension Obligations

Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits will not occur beyond this date. We anticipate making cash contributions of approximately $6.2 million in fiscal year 2013.

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. We estimated that the pension plan assets will generate a long-term rate of return of 7.50%, 7.75% and 7.75% at June 30, 2012, July 2, 2011 and July 3, 2010, respectively. These rates were developed by evaluating input from our outside actuary and reference to historical performance and long-term inflation assumptions. The expected long-term rate of return on plan assets at June 30, 2012 is based on an allocation of equity and fixed income securities. As part of our assessment of the expected return on plan assets, we considered historical asset performance, and concluded that a reduction to our long term rate to 7.50% was appropriate. Decreasing the expected long-term rate of return by 0.5% (from 7.50% to 7.00%) would increase our estimated 2013 pension expense by approximately $0.3 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 4.30%, 5.70% and 5.60% at June 30, 2012, July 2, 2011 and July 3, 2010, respectively. Our outside actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.5% (from 4.30% to 3.80%) would increase our accumulated benefit obligation at June 30, 2012 by approximately $8.1 million and increase the estimated fiscal year 2013 pension expense by approximately $0.7 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, in certain instances, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability for our portion of any unfunded vested benefit liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability. Previously we disclosed that our total estimated share of the undiscounted, unfunded vested benefits under all the MEPPs that we participate in, including Central States, was approximately $25.0 million to $31.0 million. In the third quarter of fiscal year 2012, we recorded a withdrawal liability related to the Central States MEPP. As a result of this liability recognition and based upon the most recent plan data available from the trustees managing the remaining MEPPs, our estimated share of the undiscounted, unfunded vested benefits for the remaining MEPPs is estimated to be $3.0 million to $4.0 million as of June 30, 2012. Though the most recent plan data available from the MEPPs was used in computing this estimate, it is subject to change based on, among other things, future market conditions, employer contributions and benefit levels, each of which could impact the ultimate withdrawal liability.

Impact of Inflation

In general, we believe that our results of operations are not significantly affected by moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships and a continued focus on operational productivity improvements. Our customer agreements generally provide for price increases consistent with the rate of inflation.

Significant increases in energy costs, specifically natural gas and gasoline, and other commodities, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.2% of our total revenue.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at June 30, 2012 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at June 30, 2012 was an unrealized loss of $1.4 million.

A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rates used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at June 30, 2012. The credit spread is included in the base rates used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted annual interest expense is $4.1 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.8 million or 19.7%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.5 million or 12.4%.

For additional information regarding our debt see Note 3, “Long-term Debt” of the Notes to the Consolidated Financial Statements as well as the Liquidity, Capital Resources and Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Energy Cost Risk

We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of June 30, 2012, we have no outstanding derivative financial instruments. However, we may utilize derivative financial instruments to manage gasoline and diesel fuel cost volatility in the future.

A sensitivity analysis was performed to measure our energy cost risk over a one-year period for forecasted levels of unleaded and diesel fuel purchases. The sensitivity analysis that was performed assumed gasoline and diesel prices at June 30, 2012 and forecasted gasoline and diesel purchases over a one-year period. For each one percentage point increase or decrease in gasoline and diesel prices under these forecasted levels, our forecasted gasoline and diesel costs would change by approximately $0.2 million.

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

Following is a summary of the results of operations for each of the quarters within the fiscal years ended June 30, 2012 and July 2, 2011. All amounts are in millions, except per share data.

QUARTERLY FINANCIAL DATA

G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth
2012
Revenues	$209.7	$217.1	$218.8	$224.3
Gross Profit	64.2	64.5	64.7	69.0
Income/(Loss) from Operations	15.5	17.0	(9.6)	19.4
Net Income/(Loss)	8.3	9.5	(4.8)	11.2
Basic Earnings/(Loss) per Share	0.45	0.51	(0.26)	0.60
Diluted Earnings/(Loss) per Share	0.45	0.51	(0.26)	0.59
Dividends per Share:
Regular	0.130	0.130	0.130	0.195
Special	—	—	—	6.00
2011
Revenues	$200.4	$204.1	$210.3	$214.0
Gross Profit	64.8	63.8	66.3	66.5
Income from Operations	18.1	16.6	16.0	14.7
Net Income	9.0	8.7	8.0	7.6
Basic Earnings per Share	0.49	0.47	0.43	0.41
Diluted Earnings per Share	0.49	0.47	0.43	0.41
Dividends per Share	0.095	0.095	0.095	0.095

Our fiscal year ends on the Saturday nearest June 30, and consists of 52-53 weeks. Fiscal years 2012 and 2011 were 52 week years. The third quarter of fiscal 2012 includes a pre-tax charge of $24.0 million associated with withdrawing from a multi-employer pension plan (see Note 10, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements for further information).

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

Our management completed an assessment of the Company’s internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

August 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

G&K Services, Inc.

We have audited the accompanying consolidated balance sheets of G&K Services, Inc. and subsidiaries (the Company) as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. and subsidiaries at June 30, 2012 and July 2, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Minneapolis, Minnesota

August 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

G&K Services, Inc.

We have audited G&K Services, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, G&K Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2012, and July 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Minneapolis, Minnesota

August 24, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 30,	July 2,	July 3,
	2012	2011	2010
(In thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)
Revenues
Rental operations	$795,199	$760,304	$776,098
Direct sales	74,738	68,557	57,494

Total revenues	869,937	828,861	833,592

Operating Expenses
Cost of rental operations	549,622	516,631	539,711
Cost of direct sales	57,936	50,779	42,555
Pension withdrawal and associated expenses	24,004	—	—
Selling and administrative	196,104	196,076	191,705

Total operating expenses	827,666	763,486	773,971

Income from Operations	42,271	65,375	59,621
Interest expense	6,082	10,240	13,849

Income before Income Taxes	36,189	55,135	45,772
Provision for income taxes	12,042	21,975	17,160

Net Income	$24,147	$33,160	$28,612

Basic weighted average number of shares outstanding	18,494	18,355	18,299
Basic Earnings per Common Share	$1.31	$1.81	$1.56

Diluted weighted average number of shares outstanding	18,731	18,497	18,348
Diluted Earnings per Common Share	$1.29	$1.79	$1.56

Dividends per Share	$6.585	$0.380	$0.300

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

	June 30,	July 2,
(In thousands, except share and per share data)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$19,604	$22,974
Accounts receivable, less allowance for doubtful accounts of $2,666 and $3,066	93,064	90,522
Inventories, net	178,226	163,050
Other current assets	12,134	13,568
Current income taxes receivable	105	8,046

Total current assets	303,133	298,160

Property, Plant and Equipment
Land	33,084	32,443
Buildings and improvements	162,873	159,216
Machinery and equipment	326,691	309,958
Automobiles and trucks	8,546	10,779
Less accumulated depreciation	(343,354)	(326,875)

Total property, plant and equipment	187,840	185,521

Other Assets
Goodwill	325,336	328,219
Customer contracts and non-competition agreements, net	12,435	17,286
Other noncurrent assets	44,987	36,734

Total other assets	382,758	382,239

Total assets	$873,731	$865,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$41,358	$38,067
Accrued expenses
Salaries and employee benefits	28,377	29,773
Other	41,525	42,622
Deferred income taxes	8,439	7,626
Current maturities of long-term debt	206	40,710

Total current liabilities	119,905	158,798

Long-Term Debt, net of Current Maturities	218,018	95,188
Deferred Income Taxes	5,473	9,189
Accrued Income Taxes	11,339	13,199
Pension Withdrawal Liability	23,562	—
Other Noncurrent Liabilities	92,375	74,640

Total liabilities	470,672	351,014

Commitments and Contingencies (Notes 10 and 11)
Stockholders’ Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000,000 shares authorized, 18,900,233 and 18,727,778 shares issued and outstanding	9,450	9,364
Additional paid-in capital	20,447	12,455
Retained earnings	371,267	471,041
Accumulated other comprehensive income	1,895	22,046

Total stockholders’ equity	403,059	514,906

Total liabilities and stockholders’ equity	$873,731	$865,920

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
Balance June 27, 2009	$9,256	$3,543	$421,953	$2,604	$437,356
Comprehensive income:
Net income	—	—	28,612	—	28,612
Other comprehensive income (see Note 7)	—	—	—	2,005	2,005

Comprehensive Income					30,617
Issuance of common stock under stock plans, net of income tax (88 shares)	44	340	—	—	384

Equity based compensation	—	4,513	—	—	4,513

Shares associated with tax withholdings under our employee equity incentive plan (16 shares, see Note 8)	(8)	(387)	—	—	(395)
Cash dividends ($0.30 per share)	—	—	(5,579)	—	(5,579)

Balance July 3, 2010	9,292	8,009	444,986	4,609	466,896

Comprehensive income:
Net income	—	—	33,160	—	33,160
Other comprehensive income (see Note 7)	—	—	—	17,437	17,437

Comprehensive Income					50,597
Issuance of common stock under stock plans, net of income tax (160 shares)	80	615	—	—	695

Equity based compensation	—	4,175	—	—	4,175

Shares associated with tax withholdings under our employee equity incentive plan (16 shares, see Note 8)	(8)	(344)	—	—	(352)
Cash dividends ($0.38 per share)	—	—	(7,105)	—	(7,105)

Balance July 2, 2011	9,364	12,455	471,041	22,046	514,906

Comprehensive income:
Net income	—	—	24,147	—	24,147
Other comprehensive loss (see Note 7)	—	—	—	(20,151)	(20,151)

Comprehensive Income					3,996
Issuance of common stock under stock plans, net of income tax (202 shares)	101	2,757	—	—	2,858

Equity based compensation	—	6,037	—	—	6,037

Shares associated with tax withholdings under our employee equity incentive plan (30 shares, see Note 8)	(15)	(802)	—	—	(817)
Cash dividends ($6.585 per share)	—	—	(123,921)	—	(123,921)

Balance June 30, 2012	$9,450	$20,447	$371,267	$1,895	$403,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
	June 30,	July 2,	July 3,
	2012	2011	2010
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Operating Activities:
Net income	$24,147	$33,160	$28,612
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	33,983	37,600	40,188
Deferred income taxes	2,775	982	(1,824)
Share-based compensation	6,037	4,175	4,513
Changes in current operating items, exclusive of acquisitions/divestitures -
Accounts receivable and prepaid expenses	(2,237)	(1,907)	371
Inventories	(14,481)	(27,434)	22,157
Accounts payable and other accrued expenses	8,975	21,919	(12,576)
Other	(9,929)	(1,491)	(8,731)
Pension withdrawal liability	23,703	—	—

Net cash provided by operating activities	72,973	67,004	72,710

Investing Activities:
Property, plant and equipment additions, net	(34,026)	(20,670)	(16,710)
(Acquisition)/Divestiture of business assets, net	(1,087)	—	21,620

Net cash (used for) provided by investing activities	(35,113)	(20,670)	4,910

Financing Activities:
Payments of long-term debt	(729)	(1,025)	(7,535)
Proceeds from (Payments of) revolving credit facilities, net	81,944	(24,500)	(68,710)
Cash dividends paid	(123,921)	(7,105)	(5,579)
Net issuance of common stock, under stock option plans	2,858	695	384
Purchase of common stock	(817)	(352)	(395)

Net cash used for financing activities	(40,665)	(32,287)	(81,835)

(Decrease) Increase in Cash and Cash Equivalents	(2,805)	14,047	(4,215)
Effect of Exchange Rates on Cash	(565)	153	(147)

Cash and Cash Equivalents:
Beginning of year	22,974	8,774	13,136

End of year	$19,604	$22,974	$8,774

Supplemental Cash Flow Information:
Cash paid for -
Interest	$4,893	$8,455	$13,161
Income taxes	$3,283	$9,907	$13,502

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

Our fiscal year ends on the Saturday nearest June 30. All references herein to “2012”, “2011” and “2010”, refer to the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively. Fiscal years 2012 and 2011 consisted of 52 weeks, fiscal year 2010 consisted of 53 weeks.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized as an amount equal to anticipated future write-offs, is based on the age of outstanding balances, analysis of specific accounts, historical bad debt experience and current economic trends. We generally write-off uncollectible accounts receivable after all avenues of collection have been exhausted.

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

The components of inventories as of June 30, 2012 and July 2, 2011 are as follows:

	June 30, 2012	July 2, 2011
Raw Materials	$14.8	$16.4
Work in Process	1.6	1.7
Finished Goods	57.9	51.4

New Goods	74.3	69.5
Merchandise In Service	103.9	93.6

Total Inventories	$178.2	$163.1

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is generally computed using the straight-line method over the following estimated useful lives:

Life (Years)
Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10

Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense for fiscal years 2012, 2011 and 2010 was $29.0 million, $32.0 million and $34.0 million, respectively and includes amortization of assets recorded under capital leases.

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

For additional information see Note 11, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.

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

We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified three reporting units within our reportable segments as of the fiscal 2012 testing date. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $259.3 million, $66.0 million and $0, respectively, at June 30, 2012. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2010, 2011 or 2012.

The goodwill impairment test is performed using a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, we determine the implied fair value of the reporting unit’s goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized for the excess.

During our annual impairment test in the fourth quarter of fiscal 2012, 2011 and 2010, we used a market valuation approach to determine the fair value for each reporting unit. The results of this impairment test indicated that no goodwill impairment existed as the estimated fair value exceeded the carrying value of our goodwill by more than 10% for both our U.S. Rental reporting unit and Canadian Rental reporting unit for all fiscal years. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off.

Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations. There have been no impairment losses in fiscal years 2012, 2011 or 2010.

As of June 30, 2012, cumulative goodwill impairment losses total $107.0 million. Of this amount, $100.0 million was associated with our U.S. Rental operations and $7.0 million was related to our Direct Sales operations.

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of the recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. In fiscal years 2010, 2011 and 2012, we reviewed our long-lived assets for impairment and determined no indicators of impairment existed; therefore no impairment charge was recorded in any of these fiscal years.

Retirement Plan Assets

Retirement plan assets consist of equity and fixed income investment funds, common stock and life insurance contracts, which are stated at their fair value. For additional information see Note 10, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements.

Foreign Currency

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within “Accumulated other comprehensive income (loss)” in stockholders’ equity. Gains and losses from foreign currency transactions are included in net earnings for the period and were not material in fiscal years 2012, 2011 or 2010.

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

Beginning in the fourth quarter of 2010, our invoicing for lost and damaged in-service towel and linen inventory (replacement fees) is no longer subject to adjustment or refund. For these transactions, revenue is recognized at the time of billing when service performance and delivery of the in service inventory to the customer occurs because the fee is fixed and determinable and collectability is reasonably assured.

As a result of the change described above, we began to immediately recognize revenue related to all new invoicing for lost and damaged in service towel and linen inventory. In addition, during the three month periods ended July 3, 2010, October 2, 2010 and January 1, 2011, we continued to recognize and earn revenue (legacy revenue) associated with the refundable fees that had been collected prior to the change in business practices. As a result, we had a dual, non-recurring revenue stream occurring in these periods. As of January 1, 2011, all deferred revenue previously recorded prior to the change in business practices had either been earned or refunded to the customers. For fiscal year 2011, the effect of this change in business practice increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. For fiscal year 2010, the effect of this change increased revenue and income from operations by $6.7 million, net income by $4.2 million and basic and diluted earnings per common share by $0.23. There were no comparable amounts recognized in fiscal 2012.

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

Income Taxes

Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. If it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the Consolidated Financial Statements.

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

For the Fiscal Years Ended (In thousands)	June 30, 2012	July 2, 2011	July 3, 2010
Weighted average number of common shares outstanding used in computation of basic earnings per share	18,494	18,355	18,299

Weighted average effect of non-vested restricted stock grants and assumed exercise of options	237	142	49

Shares used in computation of diluted earnings per share	18,731	18,497	18,348

We excluded potential common shares related to our outstanding equity compensation grants of 498,000, 1,189,000, and 1,486,000 from the computation of diluted earnings per share for fiscal years 2012, 2011 and 2010, respectively. Inclusion of these shares would have been anti-dilutive.

Accounting Standards Codification (ASC) 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method, as described in ASC 260, Earnings Per Share. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees under the Company’s Equity Plans are considered participating securities as these employees receive non-forfeitable dividends at the same rate as common stock. For fiscal years 2012, 2011 and 2010, the application of ASC 260-10-45 resulted in no material difference to basic or diluted income per common share.

Derivative Financial Instruments

All derivative financial instruments are recognized at fair value and are recorded in the “Other current assets” or “Accrued expenses” line items in the Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as a hedging relationship and on the type of the hedging relationship. For those derivative financial instruments that are designated and qualify as hedging instruments, we designate the hedging instrument (based on the exposure being hedged) as a cash flow hedge. We do not have any derivative financial instruments that have been designated as either a fair value hedge or a hedge of a net investment in a foreign operation. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.

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

Share-based Payments

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. See Note 8, “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for further details.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. We adopted this guidance in fiscal 2012 and it did not have a material impact on our Consolidated Financial Statements as it impacts presentation only.

In June 2011, the FASB issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. This new guidance is effective for our first quarter of fiscal 2013, and is to be applied retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements as it impacts presentation only.

In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but will not change the timing or measurement of goodwill impairments. The qualitative screen will be effective starting with our fiscal year 2013.

In September 2011, the FASB issued new guidance on disclosures surrounding multi-employer pension plans. The new guidance requires that employers provide additional separate disclosures for multi-employer pension plans and multi-employer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multi-employer plans. We adopted this guidance in fiscal 2012 and the additional disclosures are included in Note 10, “Employee Benefit Plans – Multi-Employer Pension Plans” of the Notes to the Consolidated Financial Statements.

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

In July 2012, the FASB issued new guidance with respect to testing indefinite-lived intangible assets for impairment. The objective of the guidance is to simplify the testing for a decline in the value of intangible assets like trademarks, patents, or distribution rights in order to reduce the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit the use of subjective criteria to determine if an intangible asset has lost value. If it is unlikely that there has been a decline in value, then the asset’s fair value does not need to be determined. The amendment will be effective for fiscal years starting after September 15, 2012 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

2. Goodwill and Intangible Assets

Goodwill includes the following:

	United States	Canada	Total
Balance as of July 3, 2010	$259.7	$63.4	$323.1
Foreign currency translation and other	(1.0)	6.1	5.1

Balance as of July 2, 2011	$258.7	$69.5	$328.2
Acquisitions	0.7	—	0.7
Foreign currency translation and other	(0.1)	(3.5)	(3.6)

Balance as of June 30, 2012	$259.3	$66.0	$325.3

Other intangible assets, which are included in “Other assets” on the Consolidated Balance Sheet, are as follows:

	June 30, 2012	July 2, 2011
Customer contracts	$114.9	$115.6
Accumulated amortization	(102.5)	(98.3)

Net	$12.4	$17.3

The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.

Amortization expense was $5.0 million, $5.6 million and $6.2 million for fiscal years 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of June 30, 2012 is as follows:

2013	$3.8
2014	2.6
2015	1.9
2016	1.4
2017	1.2

3. Long-Term Debt

Debt as of June 30, 2012 and July 2, 2011 includes the following:

	2012	2011
Borrowings under unsecured revolving credit facility	$114.4	$40.0
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	28.6	20.0
Other debt arrangements including capital leases	0.2	0.9

	218.2	135.9
Less current maturities	(0.2)	(40.7)

Total long-term debt	$218.0	$95.2

On March 7, 2012, we completed a new $250.0 million, five-year unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. This facility replaced our $300.0 million unsecured revolving credit facility, which was set to mature in July 2012. Borrowings in U.S. dollars under the new credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the new credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of June 30, 2012, borrowings outstanding under the revolving credit facility were $114.4 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of June 30, 2012, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants. In addition, there are certain restricted payment limitations on dividends or other distributions, including share repurchases.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of June 30, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.27
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	17.43
Minimum Net Worth	$378.9	$403.1

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of June 30, 2012 bear interest at a weighted average all-in rate of 1.42% (LIBOR plus 1.125%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At June 30, 2012 this fee was 0.175% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 30, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 1.07% (LIBOR plus 0.60%).

We maintain an accounts receivable securitization facility whereby the lender will make loans to us on a revolving basis. On September 28, 2011, we completed Amendment No. 1 to the Second Amended and Restated Loan Agreement. The primary purpose of entering into Amendment No. 1 was to (i) increase the Facility Limit to $50.0 million; (ii) adjust the letters of credit sublimit to $30.0 million; and (iii) adjust the Liquidity Termination Date and Scheduled Commitment Termination Date to September 27, 2013. Lastly, we reduced the applicable margin on the drawn and undrawn portion of the line as well as the fees associated with issued letters of credit. Under the above stated amendment, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. In addition, this facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. Under this facility, and customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary.

As of June 30, 2012, there was $28.6 million outstanding under this securitization facility at an all-in interest rate of 1.00% and $21.4 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

See Note 5, “Derivative Financial Instruments” of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 30, 2012, we were in compliance with all debt covenants.

The following table summarizes payments due on long-term debt, including capital leases, as of June 30, 2012 for the next five fiscal years and thereafter:

2013	$0.2
2014	28.6
2015	—
2016	75.0
2017 and thereafter	114.4

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

Except for assets included in our pension portfolio, we do not have any level 3 assets or liabilities and we have not transferred any items between fair value levels during fiscal year 2012. See Note 10, “Employee Benefit Plans” for additional information regarding our pension plan assets.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and July 2, 2011:

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3.2	$—	$3.2
Equity and fixed income mutual funds	18.9	—	18.9
Cash surrender value on life insurance policies	—	13.0	13.0

Total assets	$22.1	$13.0	$35.1

Accrued expenses:

Derivative financial instruments	$—	$1.4	$1.4

Total liabilities	$—	$1.4	$1.4

	As of July 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$2.2	$—	$2.2
Equity and fixed income mutual funds	19.6	—	19.6
Cash surrender value on life insurance policies	—	10.3	10.3

Total assets	$21.8	$10.3	$32.1

Accrued expenses:

Derivative financial instruments	$—	$2.1	$2.1

Total liabilities	$—	$2.1	$2.1

The cash surrender value of life insurance policies are primarily investments in the company’s non-qualified, non-contributory retirement plan. The money market, equity and fixed income mutual funds are investments in the company’s non-qualified deferred compensation plan.

The following tables summarize the assets and liabilities for which fair value is disclosed as of June 30, 2012 and July 2, 2011:

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$19.6	$—	$19.6

Total assets	$19.6	$—	$19.6

Current maturities of long-term debt	$—	$0.2	$0.2
Long-term debt, net of current maturities	—	218.0	218.0

Total liabilities	$—	$218.2	$218.2

	As of July 2, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$23.0	$—	$23.0

Total assets	$23.0	$—	$23.0

Current maturities of long-term debt	$—	$40.7	$40.7
Long-term debt, net of current maturities	—	95.2	95.2

Total liabilities	$—	$135.9	$135.9

The fair value of our long-term debt approximates its book value and is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date.

5. Derivative Financial Instruments

We use interest rate swap contracts to limit exposure to changes in interest rates and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 11.5% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at June 30, 2012.

As of June 30, 2012, none of our anticipated gasoline and diesel fuel purchases are hedged.

We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.

We do not have any material assets related to derivatives as of June 30, 2012 and July 2, 2011.

As of June 30, 2012 and July 2, 2011, we had $1.4 million and $2.1 million, respectively, of liabilities on interest rate swap contracts that are classified as other accrued expenses in the Consolidated Balance Sheets.

As of June 30, 2012 and July 2, 2011, all derivative financial instruments were designated as hedging instruments. For our interest rate swap contracts that qualify for cash flow hedge designation, the related gains or losses on the contracts are deferred as a component of accumulated other comprehensive income or loss (net of related income taxes) until the interest expense on the related debt is recognized. As the interest expense on the hedged debt is recognized, the other comprehensive income or loss is reclassified to the “Interest expense” line item in our Consolidated Statements of Operations. Of the $0.9 million net loss deferred in accumulated other comprehensive income as of June 30, 2012, a $0.4 million loss is expected to be reclassified to interest expense in the next twelve months.

As of June 30, 2012, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $90.0 million notional amount, $75.0 million of which are forward starting interest rate swap contracts. Of the $90.0 million notional amount, $15.0 million matures in the next 12 months and $75.0 million matures in 24-36 months. The average rate on the $90.0 million of interest rate swap contracts was 1.61% as of June 30, 2012. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Consolidated Statements of Operations for fiscal years 2012, 2011 and 2010 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Loss Recognized in Accumulated Other Comprehensive Income
	For the Fiscal Years

Relationship:	2012	2011	2010
Interest rate swap contracts	$(0.5)	$(0.8)	$(2.3)
Fuel commodity futures contracts	—	—	(0.2)

Total derivatives designated as cash flow hedging instruments	$(0.5)	$(0.8)	$(2.5)

		Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Consolidated Statements of Operations
		For the Fiscal Years
Relationship:	Statement of Operations Classification:	2012	2011	2010
Interest rate swap contracts	Interest expense	$(1.1)	$(3.0)	$(3.6)
Interest rate swap contracts	Selling and administrative	—	—	(0.1)
Fuel commodity futures contracts	Cost of rental operations	—	(0.1)	—

Total derivatives designated as cash flow hedging instruments		$(1.1)	$(3.1)	$(3.7)

The following table summarizes the amount of gain or loss recognized in the Consolidated Statements of Operations for fiscal years 2012, 2011 and 2010 related to derivative financial instruments not designated as hedging instruments.

		Amount of Loss Recognized in Consolidated Statements of Operations
		For the Fiscal Years

Relationship:	Statement of Operations Classification:	2012	2011	2010
Interest rate swap contracts	Selling and administrative	$—	$—	$(0.3)

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

There were no material exit, disposal or related activities in fiscal year 2012.

7. Comprehensive Income

The components of comprehensive income for fiscal years 2012, 2011 and 2010 are as follows:

	For the Fiscal Years
	2012	2011	2010
Net income	$24.1	$33.2	$28.6
Other comprehensive income/(loss)
Foreign currency translation adjustments	(7.1)	12.5	9.2
Pension benefit liabilities, net of tax $(8.5) million, $1.7 million and $(5.4) million, respectively	(13.6)	2.6	(8.4)
Derivative financial instruments (loss) recognized, net of tax $(0.3) million, $(0.5) million and $(1.5) million, respectively	(0.5)	(0.8)	(2.5)
Derivative financial instruments loss reclassified, net of tax $0.7 million, $1.9 million and $2.3 million, respectively	1.1	3.1	3.7

Total other comprehensive income/(loss)	(20.1)	17.4	2.0

Total comprehensive income	$4.0	$50.6	$30.6

The components of accumulated other comprehensive income, net of tax, are as follows:

	For the Fiscal Years
	2012	2011	2010
Foreign currency translation	$30.6	$37.7	$25.2

Pension benefit liabilities	(27.8)	(14.2)	(16.8)
Derivative financial instruments	(0.9)	(1.5)	(3.8)

Accumulated other comprehensive income	$1.9	$22.0	$4.6

8. Stockholders’ Equity

We issue Class A shares of our stock, and each share is entitled to one vote and is freely transferable.

As of June 30, 2012, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We may repurchase shares from time to time in the open market, privately negotiated or other transactions in accordance with applicable federal securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors. Under the program we did not repurchase any shares in fiscal years 2012, 2011 or 2010. As of June 30, 2012, we had approximately $57.9 million remaining under this authorization.

We issue restricted stock units as part of our equity incentive plans. Upon vesting, the participant may elect to have shares withheld to pay the minimum statutory tax withholding requirements. Although shares withheld are not issued, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

Share-Based Payment Plans

On November 4, 2010, our shareholders approved the G&K Services, Inc. Restated Equity Incentive Plan (2010) (“Restated Plan”). This plan restates our 2006 Equity Incentive Plan (“2006 Plan”) approved by shareholders at our November 16, 2006 annual meeting. The total number of authorized shares under the Restated Plan will be 3,000,000 (2,000,000 under the 2006 Plan and an additional 1,000,000 under the Restated Plan). Only 1,000,000 of the awards granted under the Restated Plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of June 30, 2012, 1,219,159 equity awards were available for grant.

The Restated Plan allows us to grant share-based awards, including restricted stock and options to purchase our common stock, to our key employees and non-employee directors. Stock options are granted for a fixed number of shares with an exercise price equal to the fair market value of the shares at the date of grant. Exercise periods for the stock options are generally limited to a maximum of 10 years and a minimum of one year and generally vest over three years. Restricted stock grants to employees generally vest over five years. We issue new shares upon the grant of restricted stock or exercise of stock options.

On April 3, 2012, the board of directors declared a $6.00 per share special cash dividend to be paid on April 27, 2012, to shareholders of record at the close of business on April 13, 2012. When public companies pay significant cash dividends, the price of the common stock typically decreases by an amount equal to the special cash dividend on the ex-dividend date. Therefore, on March 30, 2012, in anticipation of the special cash dividend, the Compensation Committee and the Board of Directors approved amendments to our 1998 Stock Option and Compensation Plan and our Restated Equity Incentive Plan (2010) to require an equitable adjustment to all outstanding stock option awards in the case of a special or extraordinary cash dividend. Since the amendments were made in contemplation of the special cash dividend, additional share-based compensation expense was recognized in fiscal 2012 of $2.1 million. In addition, we will recognize an additional $0.7 million over the remaining requisite service period of the unvested stock options. Following the dividend declaration on April 3, to preserve the intrinsic value for option holders, the board also approved, pursuant to the terms of the amended plans, an adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options. This adjustment did not result in any additional incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment.

Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. We review our estimated forfeiture rates on an annual basis. The amount of compensation cost, including the additional amounts related to the amendment of the plans noted above, that has been recognized in the Consolidated Statements of Operations was $6.0 million, $4.2 million, and $4.5 million for fiscal years 2012, 2011 and 2010, respectively. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $2.1 million, $1.4 million and $1.5 million for fiscal years 2012, 2011 and 2010, respectively. No amount of share-based compensation expense was capitalized during the periods presented.

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

	For the Fiscal Years
	2012	2011	2010
Expected share price volatility	27.50% - 29.15%	24.18% - 25.34%	21.34% - 23.12%
Weighted average volatility	28.46%	24.84%	21.67%
Expected annual dividend per share	$0.52	$0.38	$0.30
Expected term (in years)	5-6	5-6	5-6
Risk free rate	0.82% - 1.27%	1.41% - 1.72%	1.95% - 3.01%

A summary of stock option activity under our plans as of June 30, 2012, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at July 2, 2011	1,617,262	$32.17
Granted	205,630	26.41
Exercised	(111,357)	25.29
Forfeited or expired	(117,812)	31.11

Outstanding at June 30, 2012	1,593,723	$25.68	5.39	$10.4

Exercisable at June 30, 2012	1,200,747	$28.39	4.36	$5.0

The weighted-average fair value of stock options on the date of grant during fiscal years 2012, 2011 and 2010 was $6.10, $3.81 and $4.82, respectively. The total intrinsic value of stock options exercised was $0.7 million in fiscal year 2012, $0.2 million in fiscal year 2011 and less than $0.1 million for fiscal year 2010.

We received total cash as a result of the exercise of stock options in fiscal years 2012, 2011 and 2010 of $2.8 million, $0.6 million and $0.3 million, respectively.

A summary of the status of our non-vested shares of restricted stock as of June 30, 2012 and changes during the year ended June 30, 2012, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at July 2, 2011	325,337	$25.35
Granted	120,561	26.96
Vested	(109,927)	28.00
Forfeited	(30,108)	25.22

Non-vested at June 30, 2012	305,863	$25.41

As of June 30, 2012, there was $7.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of restricted shares vested during the fiscal years ended 2012, 2011 and 2010 was $3.1 million, $2.5 million and $2.5 million, respectively.

9. Income Taxes

The components of the provision for income taxes are as follows:

Fiscal Years	2012	2011	2010
Current:
Federal	$3.2	$(1.4)	$5.2
State and local	1.2	0.9	1.5
Foreign	4.8	4.9	5.2

	9.2	4.4	11.9
Deferred	2.8	17.6	5.3

Provision for Income Taxes	$12.0	$22.0	$17.2

The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Years	2012	2011	2010
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.8%	2.7%	2.3%
Foreign earnings taxed at different rates	(2.8)%	1.1%	(3.8)%
Change in tax contingency reserve	2.8%	0.4%	0.6%
Share-based compensation	0.1%	0.6%	2.9%
Disposition of subsidiary	(3.8)%	—	—
Permanent differences and other, net	(0.8)%	0.1%	0.5%

Effective income tax rate	33.3%	39.9%	37.5%

The change in the tax contingency reserve in fiscal year 2012 was the result of reserve additions related to a Canadian transfer pricing assessment which is being appealed, offset by the expiration of certain statutes. The change in the tax contingency reserve in fiscal year 2011 was the result of the expiration of certain statutes and the favorable resolution of other tax matters, offset by reserve additions during the year. The change in the tax contingency reserve in fiscal year 2010 was the result of the expiration of certain statutes offset by reserve additions during the year.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax liabilities:
Inventory	$(20.7)	$(20.8)
Depreciation	(20.2)	(16.5)
Intangibles	(40.9)	(32.4)

Total deferred tax liabilities	(81.8)	(69.7)
Deferred tax assets:
Accruals and reserves	60.4	46.0
Share-based payments	5.6	5.1
Derivative financial instruments	0.6	0.9
Other	6.0	5.9

Gross deferred tax assets	72.6	57.9

Less valuation allowance	(4.7)	(5.0)

Total deferred tax assets	67.9	52.9

Net deferred tax liabilities	$(13.9)	$(16.8)

The deferred tax assets include $4.8 million and $4.5 million related to state net operating loss carry-forwards which expire between fiscal year 2013 and fiscal year 2032, and $0.4 million and $0.4 million related to foreign net operating loss carry-forwards at June 30, 2012 and July 2, 2011, respectively.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowance of $4.7 million and $5.0 million at June 30, 2012 and July 2, 2011, respectively, relates to state net operating loss carry-forwards and foreign net operating loss carry-forwards.

We have foreign tax credit carry-forwards of $3.1 million, generated during fiscal year 2011 and 2012, which expire in fiscal years 2021 and 2022. We have determined that no valuation allowance is necessary as of June 30, 2012.

We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $59.1 million as of both June 30, 2012 and July 2, 2011. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries.

We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Net tax-related interest and penalties were immaterial for the years reported. As of June 30, 2012 and July 2, 2011, we had $1.8 million and $2.0 million, respectively, of accrued interest and penalties related to uncertain tax positions, of which $1.4 million and $1.5 million would favorably affect our effective tax rate in any future periods, if recognized.

We file income tax returns in the United States, Canada, Ireland and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2008 and 2004, respectively. With few exceptions, we are no longer subject to state and local income tax examinations prior to fiscal year 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year 2012	Fiscal Year 2011
Beginning balance	$14.2	$12.8
Tax positions related to current year:
Gross increase	2.1	2.6
Gross decrease	—	—

Tax positions related to prior years:
Gross increase	1.6	3.7
Gross decrease	(3.6)	(0.3)
Settlements	(0.1)	(1.6)
Lapses in statutes of limitations	(2.9)	(3.0)

Ending balance	$11.3	$14.2

As of June 30, 2012 and July 2, 2011, the total amount of unrecognized tax benefits was $11.3 million and $14.2 million, respectively, of which $3.7 million and $3.0 million would favorably affect the effective tax rate, if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.

10. Employee Benefit Plans

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

Annual benefits under the Supplemental Executive Retirement Plan (“SERP”) are based on years of service and individual compensation near retirement. We have purchased life insurance contracts and other investments that could be used to fund the retirement benefits under this plan. The value of these insurance contracts and investments as of June 30, 2012 and July 2, 2011 were $10.5 million and $10.3 million, respectively, and are included in the “Other noncurrent assets” line item in the Consolidated Balance Sheets.

We froze our Pension Plan and SERP effective January 1, 2007. Future growth in benefits will not occur beyond this date.

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

Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in “Accumulated other comprehensive income” in our Consolidated Balance Sheets. The difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income in the period in which they occur.

The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2013 is $3.7 million which is related primarily to net actuarial losses.

Obligations and Funded Status at June 30, 2012 and July 2, 2011

	Pension Plan		SERP
	2012	2011	2012	2011
Change in benefit obligation:
Projected benefit obligation, beginning of year	$67.8	$66.9	$14.4	$13.3
Service cost	—	—	—	—
Interest cost	3.8	3.7	0.8	0.7
Actuarial loss/(gain)	18.5	(0.8)	3.0	1.0
Benefits paid	(2.1)	(2.0)	(0.6)	(0.6)

Projected benefit obligation, end of year	$88.0	$67.8	$17.6	$14.4

Change in plan assets:
Fair value of plan assets, beginning of year	$45.4	$39.8	$—	$—
Actual return on plan assets	2.1	5.6	—	—
Employer contributions	8.4	2.0	0.6	0.6
Benefits paid	(2.1)	(2.0)	(0.6)	(0.6)

Fair value of plan assets, end of year	$53.8	$45.4	$—	$—

Funded status-net amount recognized	$(34.2)	$(22.4)	$(17.6)	$(14.4)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plan		SERP
	2012	2011	2012	2011
Accrued benefit liability	$(34.2)	$(22.4)	$(17.6)	$(14.4)

Net amount recognized	$(34.2)	$(22.4)	$(17.6)	$(14.4)

	Pension Plan		SERP
	2012	2011	2012	2011
Accumulated other comprehensive loss/(gain) related to:
Unrecognized net actuarial losses/(gains)	$18.8	$(5.3)	$2.9	$1.0

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $88.0 million, $88.0 million and $53.8 million, respectively, as of June 30, 2012 and $67.8 million, $67.8 million and $45.4 million, respectively, as of July 2, 2011. No pension plans had plan assets in excess of accumulated benefit obligations at June 30, 2012 or July 2, 2011.

Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$—	$—	$—

Interest cost	3.8	3.7	3.5	0.8	0.7	0.7
Expected return on assets	(3.9)	(3.1)	(3.0)	—	—	—
Amortization of net loss	1.5	2.0	1.0	0.1	—	—

Net periodic benefit cost	$1.4	$2.6	$1.5	$0.9	$0.7	$0.7

Assumptions

The following weighted average assumptions were used to determine benefit obligations for the plans at June 30, 2012 and July 2, 2011:

	Pension Plan		SERP
	2012	2011	2012	2011
Discount rate	4.30%	5.70%	4.00%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended June 30, 2012 and July 2, 2011:

	Pension Plan		SERP
	2012	2011	2012	2011
Discount rate	5.70%	5.60%	5.50%	5.50%
Expected return on plan assets	7.75	7.75	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Plan Assets

The asset allocations in the pension plan at June 30, 2012 and July 2, 2011 are as follows:

	Target Asset	Actual Asset
	Allocations	Allocations
	2012	2012	2011
International equity	8 - 18%	10.8%	12.6%
Large cap equity	20 - 40	31.7	30.0
Small cap equity	3 - 13	6.9	8.4
Absolute return strategy funds	10 - 20	13.7	14.3
Fixed income	20 - 30	27.4	25.4
Long/short equity fund	5 - 15	9.5	9.3

Total	100%	100%	100%

Our committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation and investment goals of the pension portfolio. This resulted in the selection of 7.50% expected return on plan assets for fiscal 2013 and 7.75% expected return on plan assets for fiscal year 2012. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, hedge funds and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans’ investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

During fiscal 2012, we conducted a study to assess an asset-liability strategy. The results of this study emphasized the importance of managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, we have established a “glide path approach” whereby we will increase the allocation to fixed income investments as our funded status increases. We regularly review our actual asset allocation and periodically rebalance the investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

The implementation of the investment strategy discussed above is executed through a variety of investment structures such as: direct share, common/collective trusts, or registered investment companies. Valuation methodologies differ for each of these structures. The valuation methodologies used for these investment structures are as follows:

Common and Preferred Stock, and Registered Investment Companies: Investments are valued at the closing price reported on the active market on which the individual securities are traded.

Common/Collective Trusts (CCT): Investments in a collective investment vehicle are valued at their daily or monthly net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Certain of the CCT’s represent investments in hedge funds or funds of hedge funds as well as other commingled equity funds. The classification level of these CCT’s within the fair value hierarchy is determined by our ability to redeem the investment at net asset value in the near term of the measurement date. Investments in the underlying CCT’s are not valued using quoted prices in active markets. Therefore no investments are classified as Level 1. All investments in CCT’s that are redeemable at the net asset value reported by the investment managers within 90 days of the fiscal year end are classified as Level 2. All investments in the underlying CCT’s that are not redeemable at the net asset value reported by the investment managers of the CCT’s within 90 days of the fiscal year end because of a lock-up period or gate, but may be redeemed at a future date, are classified as Level 3.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table presents the pension plan investments using the fair value hierarchy discussed in Note 4, “Fair Value Measurements” of the Notes to the Consolidated Financial Statements, as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$0.6	$—	$—	$0.6
Common stock	5.6	—	—	5.6
Common/collective trusts	—	4.0	12.2	16.2
Registered investment companies	31.4	—	—	31.4

Total	$37.6	$4.0	$12.2	$53.8

The following table presents the pension plan investments using the fair value hierarchy discussed in Note 4, “Fair Value Measurements” of the Notes to the Consolidated Financial Statements, as of July 2, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$0.4	$—	$—	$0.4
Common stock	5.6	—	—	5.6
Common/collective trusts	3.8	10.7	—	14.5
Registered investment companies	24.9	—	—	24.9

Total	$34.7	$10.7	$—	$45.4

The following table presents a reconciliation of Level 3 assets held during the year ended June 30, 2012:

Total
Balance at July 2, 2011	$—
Net unrealized gains	0.3
Net purchases, issuances and settlements	7.7
Reclassifications	4.2

Balance at June 30, 2012	$12.2

We expect to contribute $5.5 million to our pension plan and $0.7 million to the SERP in fiscal 2013.

Future changes in plan asset returns, assumed discount rates and various other factors related to our pension plan will impact our future pension expense and liabilities. We cannot predict the impact of these changes in the future and any changes may have a material impact on our results of operations and financial position.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP
2013	$2.0	$0.7
2014	2.1	0.7
2015	2.3	0.8
2016	2.4	0.8
2017	2.7	0.8
2018 and thereafter	17.4	4.9

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). Benefits generally are based on a fixed amount for each year of service, and, in many cases, are not negotiated with contributing employers or in some cases even known by contributing employers. None of our collective bargaining agreements require that a minimum contribution be made to the MEPPs. We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under the applicable accounting rules, we are not required to record a liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur.

The risks of participating in U.S. multi-employer pension plans are different from single-employer pension plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If we stop participating in some of the multi-employer pension plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In fiscal year 2010, local union members at a facility voted to decertify their union, which triggered a $0.9 million charge for withdrawal liability from the Trucking Employees of North Jersey Pension Plan. We began paying monthly installments, which amount to $0.1 million per year. In fiscal year 2011, local union members at two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the Unite Here National Retirement Fund and we recorded a charge of $1.0 million. As of June 30, 2012, the National Retirement Fund has not assessed us any withdrawal liability for these events, and as such, we have not begun making payments.

In the third quarter of fiscal year 2012, we commenced negotiations with a union to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund (“Central States MEPP”) for two of our locations. On March 13, 2012, we successfully concluded our negotiations by gaining agreement to discontinue participation in the Central States MEPP at these locations. In addition, we also closed two redundant branch facilities that participated in the Central States MEPP. Subsequent to our year ended June 30, 2012, we successfully concluded negotiations by gaining agreement to discontinue participation at one other location. We continue to participate in the Central States MEPP at two additional locations, although, subject to our good faith bargaining obligations, we believe it is probable that we will also withdraw from the Central States MEPP at these locations, thus completely discontinuing our participation in the Central States MEPP.

Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million, or $0.78 earnings per diluted share. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants, strike preparation costs incurred in the third quarter, exit costs associated with the closing of the two branch locations and other related costs that have been incurred. This charge is recorded in the “Pension withdrawal and associated expenses” line item of the Consolidated Statements of Operations. We expect to pay the withdrawal liability over a period of 20 years. The amount of the withdrawal liability recorded is based on the best information available and is subject to change and any change could have a material impact on our results of operations and financial condition.

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

Previously, we disclosed that our total estimated share of the undiscounted, unfunded vested benefits under all the MEPPs that we participate in, including Central States, was approximately $25.0 million to $31.0 million. As noted above, in the third quarter of fiscal year 2012, we recorded a withdrawal liability related to the Central States MEPP. As a result of this liability recognition and based upon the most recent plan data available from the trustees managing the remaining MEPPs, our estimated share of the undiscounted, unfunded vested benefits for the remaining MEPPs is estimated to be $3.0 million to $4.0 million as of June 30, 2012.

Our participation in these plans for the year ended June 30, 2012, is outlined in the following tables. All information in the tables is as of December 31 of the relevant year unless otherwise stated. The “EIN-PN” column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”), if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2011 and 2010 is for the plan’s year ending at December 31, 2011, and December 31, 2010, respectively. The zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (“red zone”) are less than 65 percent funded, plans in endangered or seriously endangered status (“yellow zone” or “orange zone”, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the “green zone.” The “FIP/RP status pending/implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. Information related to the impact of utilization of extended amortization periods on zone status is either not available or not obtainable without undue cost and effort. There have been no significant changes that affect the comparability of 2012, 2011 or 2010 contributions.

The following two tables contain information about the material MEPPs we participate in.

	EIN - PN	Pension Protection Act zone status		G&K Services 5% of total plan contributions		FIP/RP status pending/implemented
Pension fund		2011	2010	2011	2010
Central States Southeast and Southwest Areas Pension Fund	36-6044243 - 001	Red	Red	No	No	Implemented

	Contributions of G&K Services for fiscal years			Surcharge imposed	Expiration date of collective bargaining agreements	Total collective bargaining agreements
Pension fund	2012	2011	2010
Central States Southeast and Southwest Areas Pension Fund	$0.9	$1.0	$1.0	No	8/3/2012 to 1/31/2013	3
Other Funds	$0.4	$0.4	$0.4	No	8/31/2012 to 7/31/2014	6

Total G&K Services contributions to U.S. multi-employer pension plans	$1.3	$1.4	$1.4

At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2011.

Our Canadian subsidiaries participate in three multi-employer retirement funds known as the Ontario United Food and Commercial Workers Pension Plan, the Ontario Teamsters Multi Local Pension Trust Fund and the Regime Complementaire de Retrait De L’Industry du Camionnage (Region de Montreal) (the Quebec plan), collectively referred to as the Canadian MEPPs. Plan information for the Canadian MEPPs is not publicly available. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For the Ontario plans, in the event that the plans are underfunded, the monthly benefit amount can be reduced by the trustees of the plan and G&K Services is not responsible for the underfunded status of the plan, which operates in a jurisdiction that does not require withdrawing employers to pay a withdrawal liability or other penalty. For the Quebec plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to G&K’s exposure to the Quebec plan, the most recent actuarial valuation as of December 31, 2010 indicates a surplus of approximately 14.5%. The collective bargaining agreements require contributions on the basis of hours worked. Total contributions to the Canadian MEPPs were $0.8 million, $0.8 million and $0.9 million in fiscal years 2012, 2011 and 2010, respectively.

401(k) Plan

All full-time non-union, U.S. employees are eligible to participate in a 401(k) plan. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Participants receive a matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The matching contributions under the 401(k) plan vest immediately. We incurred matching contribution expense of $4.8 million in fiscal year 2012, $5.4 million in fiscal year 2011 and $5.5 million in fiscal year 2010.

Executive Deferred Compensation Plan

Under the Executive Deferred Compensation Plan (“DEFCO Plan”), we match a portion of designated employees’ contributions. Employee contributions along with the company match are invested, at the employees’ direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Eligible participants receive a matching contribution of 50% of the first 10% of the participant’s contributed pay plus an additional 2.5% of the participant’s eligible pay. Our expense associated with the DEFCO Plan was $1.2 million, $1.1 million and $1.1 million in fiscal years 2012, 2011 and 2010, respectively. The accumulated benefit obligation of $22.1 million as of June 30, 2012 and $21.8 million as of July 2, 2011 is included in “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in “Other noncurrent assets” in the accompanying Consolidated Balance Sheets. Offsetting unrealized gains and losses are included in income on a current basis. At June 30, 2012 and July 2, 2011, the estimated fair value of the investments was $22.1 million and $21.8 million, respectively.

11. Commitments and Contingencies

We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of June 30, 2012 and July 2, 2011, we had reserves of approximately $1.2 million and $1.4 million respectively, related to these matters.

The U.S. EPA previously identified certain alleged air and waste-related deficiencies with respect to the operations at our facility located in South Chicago, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.

The U.S. EPA has likewise previously identified certain alleged air-related deficiencies with respect to the operations at our Manchester, New Hampshire facility. We have entered into a Consent Decree with the United States and the U.S. EPA resolving this matter, which became effective in October 2011. Under the decree, we have agreed to implement a supplemental environmental project in New Hampshire and we agreed to obtain an air permit for this facility and implement certain operational changes at this facility. This matter arises out of the alleged failure of Alltex Uniform Rental Services, Inc., the company from which we acquired this business, to perform testing and secure a related permit prior to installing certain equipment in 1997. Our resolution of this matter is within the previously established reserve amounts.

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

The following is a schedule as of June 30, 2012 of future minimum base rental payments for operating leases that had initial or remaining lease terms in excess of one year:

Operating Leases
2013	$24.8
2014	19.9
2015	14.4
2016	10.7
2017	7.8
2018 and thereafter	11.9

Total minimum lease payments	$89.5

Total rent expense for operating leases, including those with terms of less than one year, was $31.7 million in fiscal year 2012, $30.9 million in fiscal year 2011 and $33.1 million in fiscal year 2010.

12. Segment Information

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

The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment and is self-eliminated in the total income from operations below. The annual intercompany management fee was $7.3 million, $8.0 million and $8.5 million for fiscal years 2012, 2011 and 2010, respectively.

Financial information by segment is as follows:

		United States	Canada	Elimination	Total
2012
	Revenues	$719.1	$150.8	$—	$869.9
	Income from operations	26.2	16.1	—	42.3
	Interest expense	6.1	—	—	6.1
	Total assets	803.4	151.7	(81.4)	873.7
	Capital expenditures-net	26.0	8.0	—	34.0
	Depreciation and amortization expense	28.7	5.3	—	34.0
	Income tax expense	2.3	9.7	—	12.0
2011
	Revenues	$684.9	$144.0	$—	$828.9
	Income from operations	51.7	13.7	—	65.4
	Interest expense	10.2	—	—	10.2
	Total assets	793.9	146.7	(74.7)	865.9
	Capital expenditures-net	17.9	2.8	—	20.7
	Depreciation and amortization expense	32.4	5.2	—	37.6
	Income tax expense	18.2	3.8	—	22.0
2010
	Revenues	$688.0	$145.6	$—	$833.6
	Income from operations	42.5	17.1	—	59.6
	Interest expense	13.8	—	—	13.8
	Total assets	758.5	136.1	(80.7)	813.9
	Capital expenditures-net	15.9	0.8	—	16.7
	Depreciation and amortization expense	34.5	5.7	—	40.2
	Income tax expense	14.6	2.6	—	17.2

G&K Services, Inc.

Schedule II – Valuation and Qualifying Accounts and Reserves

(In millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
June 30, 2012	$3.1	$1.5	$—	$1.9	$2.7

July 2, 2011	$3.1	$1.8	$—	$1.8	$3.1

July 3, 2010	$3.8	$2.5	$—	$3.2	$3.1

Inventory Reserve
June 30, 2012	$2.0	$1.2	$—	$0.4	$2.8

July 2, 2011	$2.4	$0.8	$—	$1.2	$2.0

July 3, 2010	$2.3	$0.4	$—	$0.3	$2.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to information with respect to our Proxy Statement for the fiscal year 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to information with respect to our Proxy Statement for the fiscal year 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to information with respect to our Proxy Statement for the fiscal year 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to information with respect to our Proxy Statement for the fiscal year 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to information with respect to our Proxy Statement for the fiscal year 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3(b) Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on August 25, 2011).

10(a) Amended and Restated 1996 Director Stock Option Plan, as amended March 10, 2004 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on October 12, 2005).**

10(b) 1998 Stock Option and Compensation Plan, as amended November 7, 2002 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on September 26, 2002). **

10(c) First Amendment to 1998 Stock Option and Compensation Plan (incorporated by reference to Registrant’s Form 8-K filed April 4, 2012).**

10(d) Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors (incorporated by reference to Registrant’s Form 10-K filed September 15, 2005).

10(e) Form of Executive Employment Agreement between Registrant and each of Douglas Milroy, Robert Wood, and Jeffrey Wright, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**

10(f) Restated Equity Incentive Plan (2010) (incorporated by reference to Registrant’s Form S-8 filed December 8, 2010).**

10(g) Amended Restated Equity Incentive Plan (2010) (incorporated by reference to Registrant’s Form 8-K filed April 4, 2012).**

10(h) Second Amended and Restated Loan Agreement, dated September 29, 2010 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, Suntrust Robinson Humphrey, Inc. and Suntrust Bank (incorporated herein by reference to Registrant’s Form 8-K filed on December 4, 2010).

10(i) Amendment No. 1, to the Second Amended and Restated Loan Agreement dated September 28, 2011 among G&K Services, Inc., as initial servicer, G&K Receivables Corp., as borrower, Three Pillars Funding LLC, as lender, SunTrust Robinson Humphrey, Inc., as administrator, and SunTrust Bank, as LC Issuer (incorporated herein by reference to Registrant’s Form 8-K filed on September 30, 2011).

10(j) Amendment No. 2 to the Second Amended and Restated Loan Agreement, dated May 22, 2012 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, Suntrust Robinson Humphrey, Inc. and Suntrust Bank (incorporated herein by reference to Registrant’s Form 8-K filed on May 24, 2012).

10(k) Form of Executive Employment Agreement between Registrant and Timothy N. Curran dated October 23, 2008 (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed on October 29, 2008).**

10(l) Form of Amended Executive Employment Agreement between Registrant and each of Timothy N. Curran, Douglas A. Milroy, Robert G. Wood and Jeffrey L. Wright, dated April 10, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed April 14, 2009). **

10(m) Form of Amended Executive Employment Agreement between Registrant and each of Douglas A. Milroy and Jeffrey L. Wright, dated May 7, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed May 13, 2009). **

10(n) Credit Agreement, dated March 7, 2012, by and among the Registrant, G&K Services Canada Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed March 12, 2012).

10(o) Terms of Non-Qualified Employee Stock Option for Chairman and CEO (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(p) Form of Terms of Employee Restricted Stock Grant (5-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**

10(q) Form of Terms of Non-Qualified Employee Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**

10(r) Form of Terms of Non-Qualified Non-employee Director Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**

10(s) Form of Terms of Non-Qualified Non-employee Director Stock Option (1-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**

10(t) Form of Terms of Non-employee Director Restricted Stock Grant (3-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**

10(u) Supplemental Executive Retirement Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

10(v) Executive Deferred Compensation Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**

21 Subsidiaries of G&K Services, Inc. *

23 Consent of Independent Registered Public Accounting Firm. *

24 Power of Attorney dated as of August 24, 2012. *

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 Financial statements from the annual report on Form 10-K of G&K Services, Inc. for the year ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Date: August 24, 2012	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Douglas A. Milroy
Douglas A. Milroy, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 24th day of August, 2012, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Douglas A. Milroy	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Milroy

*	Director
John S. Bronson

*	Director
Lynn Crump-Caine

*	Director
J. Patrick Doyle

*	Director
Wayne M. Fortun

*	Director
Ernest J. Mrozek

*	Chairman of the Board and Director
M. Lenny Pippin

*	Director
Alice M. Richter

/s/ Jeffrey L. Wright	Executive Vice President, Chief Financial Officer and Director
Jeffrey L. Wright

/s/ Thomas J. Dietz	Vice President and Controller
Thomas J. Dietz

* By:	/s/ Douglas A. Milroy
Douglas A. Milroy
Attorney-in-fact