Form 10-Q
period 2012-09-29
G&K SERVICES INC
filed 2012-11-02
CIK 39648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

October 29, 2012 was 19,122,630 shares

G&K Services, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

(In thousands)	September 29, 2012 (Unaudited)	June 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$20,230	$19,604
Accounts receivable, less allowance for doubtful accounts of $3,105 and $2,666	93,372	93,064
Inventories, net	175,085	178,226
Other current assets	13,125	12,239

Total current assets	301,812	303,133

Property, Plant and Equipment, net	192,007	187,840
Goodwill	327,467	325,336
Other Assets	59,096	57,422

Total assets	$880,382	$873,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,840	$41,358
Accrued expenses	66,440	69,902
Deferred income taxes	8,508	8,439
Current maturities of long-term debt	28,691	206

Total current liabilities	151,479	119,905

Long-Term Debt, net of Current Maturities	177,000	218,018
Deferred Income Taxes	8,758	5,473
Accrued Income Taxes	11,090	11,339
Pension Withdrawal Liability	23,556	23,562
Other Noncurrent Liabilities	90,867	92,375

Total liabilities	462,750	470,672

Stockholders’ Equity
Common stock, $0.50 par value	9,557	9,450
Additional paid-in capital	25,163	20,447
Retained earnings	379,446	371,267
Accumulated other comprehensive income	3,466	1,895

Total stockholders’ equity	417,632	403,059

Total liabilities and stockholders’ equity	$880,382	$873,731

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended
(In thousands, except per share data)	September 29, 2012	October 1, 2011
Revenues
Rental operations	$203,459	$194,001
Direct sales	18,969	15,722

Total revenues	222,428	209,723

Operating Expenses
Cost of rental operations	138,672	133,587
Cost of direct sales	14,333	11,915
Selling and administrative	49,875	48,746

Total operating expenses	202,880	194,248

Income from Operations	19,548	15,475
Interest expense	1,036	1,653

Income before Income Taxes	18,512	13,822
Provision for income taxes	6,618	5,529

Net Income	$11,894	$8,293

Basic Earnings per Common Share	$0.63	$0.45

Diluted Earnings per Common Share	$0.62	$0.45

Weighted average number of shares outstanding, basic	18,681	18,430
Weighted average number of shares outstanding, diluted	18,949	18,610

Dividends declared per share	$0.195	$0.130

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011
Net income	$11,894	$8,293
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,183	(9,325)
Pension benefit liabilities	581	—
Derivative financial instruments (loss) recognized	(273)	—
Derivative financial instruments loss reclassified	80	365

Total other comprehensive income (loss), net of tax	1,571	(8,960)

Total comprehensive income (loss)	$13,465	$(667)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended
(In thousands)	September 29, 2012	October 1, 2011
Operating Activities:
Net income	$11,894	$8,293
Adjustments to reconcile net income to net cash provided by (used for) operating activities -
Depreciation and amortization	8,056	8,776
Other adjustments	1,387	1,001
Changes in current operating items and other, net	(1,557)	(25,441)

Net cash provided by (used for) operating activities	19,780	(7,371)

Investing Activities:
Property, plant and equipment additions, net	(10,200)	(7,195)
Acquisition of business assets, net of cash	(101)	—

Net cash used for investing activities	(10,301)	(7,195)

Financing Activities:
Payments of long-term debt	(133)	(236)
(Payments on) proceeds from revolving credit facilities, net	(12,400)	2,000
Cash dividends paid	—	(2,446)
Net issuance of common stock, under stock option plans	3,999	536
Purchase of common stock	(730)	(604)

Net cash used for financing activities	(9,264)	(750)

Increase (Decrease) in Cash and Cash Equivalents	215	(15,316)
Effect of Exchange Rates on Cash	411	(95)

Cash and Cash Equivalents:
Beginning of period	19,604	22,974

End of period	$20,230	$7,563

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share data)

(Unaudited)

1.	Basis of Presentation for Interim Financial Statements

The Condensed Consolidated Financial Statements included herein, except for the June 30, 2012 balance sheet, which was derived from the audited Consolidated Financial Statements for the fiscal year ended June 30, 2012, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of September 29, 2012, and the results of our operations and our cash flows for the three months ended September 29, 2012 and October 1, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our latest report on Form 10-K.

The results of operations for the three month periods ended September 29, 2012 and October 1, 2011 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that require recognition or disclosure.

Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and estimates. See Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for additional discussion of the application of these and other accounting policies.

2.	Contingent Liabilities

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of September 29, 2012 and June 30, 2012, we had reserves of approximately $1.0 million and $1.2 million, respectively, related to various pending environmental-related matters. There was no expense for these matters for the three months ended September 29, 2012 and October 1, 2011.

We cannot predict the ultimate outcome of any of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.

3.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. We adopted this guidance in the first quarter of fiscal 2013. Refer to the Condensed Consolidated Statements of Comprehensive Income.

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

We do not have any level 3 assets or liabilities and we have not transferred any items between fair value levels during the first quarter of fiscal years 2012 or 2013.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of September 29, 2012 and June 30, 2012:

	As of September 29, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3.0	$—	$3.0
Equity and fixed income mutual funds	21.0	—	21.0
Cash surrender value of life insurance policies	—	13.3	13.3

Total assets	$24.0	$13.3	$37.3

Accrued expenses:
Derivative financial instruments	$—	$1.7	$1.7

Total liabilities	$—	$1.7	$1.7

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3.2	$—	$3.2
Equity and fixed income mutual funds	18.9	—	18.9
Cash surrender value of life insurance policies	—	13.0	13.0

Total assets	$22.1	$13.0	$35.1

Accrued expenses:
Derivative financial instruments	$—	$1.4	$1.4

Total liabilities	$—	$1.4	$1.4

The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the company’s non-qualified, non-contributory retirement plan. The money market, equity and fixed income mutual funds are investments established to fund the obligations of the company’s non-qualified deferred compensation plan.

The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of September 29, 2012 and June 30, 2012:

	As of September 29, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$20.2	$—	$20.2

Total assets	$20.2	$—	$20.2

Current maturities of long-term debt	$—	$28.7	$28.7
Long-term debt, net of current maturities	—	177.0	177.0

Total liabilities	$—	$205.7	$205.7

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$19.6	$—	$19.6

Total assets	$19.6	$—	$19.6

Current maturities of long-term debt	$—	$0.2	$0.2
Long-term debt, net of current maturities	—	218.0	218.0

Total liabilities	$—	$218.2	$218.2

The fair value of our long-term debt approximates its book value and is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date.

5.	Derivative Financial Instruments

In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. We designate interest rate swap contracts as cash flow hedges of the interest expense related to variable rate debt.

All derivative financial instruments are recognized at fair value and are recorded in the “Other current assets” or “Accrued expenses” line items in the Condensed Consolidated Balance Sheets.

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value on the derivative financial instrument is reported as a component of “Accumulated other comprehensive income” and reclassified into the “Interest expense” line item in the Condensed Consolidated Statements of Operations in the same period as the expenses from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.

We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of a net investment in a foreign operation, or that are held for trading or speculative purposes. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Condensed Consolidated Statements of Cash Flows.

Approximately 7.3% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at September 29, 2012.

As of September 29, 2012 and June 30, 2012, we had $1.7 million and $1.4 million, respectively, of liabilities on interest rate swap contracts that are classified as “Accrued expenses” in the Condensed Consolidated Balance Sheets. We do not have any material assets related to derivatives as of September 29, 2012 and June 30, 2012. Of the $1.1 million net loss deferred in accumulated other comprehensive income as of September 29, 2012, a $0.4 million net loss is expected to be reclassified to interest expense in the next twelve months.

As of September 29, 2012 and June 30, 2012, all derivative financial instruments were designated as hedging instruments.

As of September 29, 2012, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $90.0 million notional amount, $75.0 million of which are forward starting interest rate swap contracts. Of the $90.0 million notional amount, $15.0 million matures in the next 12 months and $75.0 million matures in 25-36 months. The average rate on the $90.0 million of interest rate swap contracts was 1.61% as of September 29, 2012. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Condensed Consolidated Statements of Operations for the three months ended September 29, 2012 and October 1, 2011 related to derivative financial instruments used in cash flow hedging relationships:

	Amount of Loss Recognized in Accumulated Other Comprehensive Income
Relationship:	Three Months Ended
	September 29, 2012	October 1, 2011
Interest rate swap contracts	$(0.3)	$—

Total derivatives designated as cash flow hedging instruments	$(0.3)	$—

		Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Consolidated Statements of Operations
Relationship:	Statement of Operations Classification:	Three Months Ended
		September 29, 2012	October 1, 2011
Interest rate swap contracts	Interest expense	$(0.1)	$(0.4)

Total derivatives designated as cash flow hedging instruments		$(0.1)	$(0.4)

6.	Income Taxes

Our effective tax rate decreased to 35.7% in the first quarter of fiscal 2013 from 40.0% in the same period of fiscal 2012. The tax rate for the prior period was higher than the current quarter primarily due to the write-off of deferred tax assets associated with equity compensation in the prior quarter and a decrease in reserves for uncertain tax positions due to resolution of a tax contingency during the current quarter.

7.	Earnings Per Share

Accounting Standards Codification (ASC) 260-10-45, Participating Securities and the Two-Class Method (“ASC 260-10-45”), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders.

Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Certain restricted stock awards granted under our Equity Plans are considered participating securities as these awards receive non-forfeitable dividends at the same rate as common stock.

The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended
	September 29, 2012	October 1, 2011
Basic earnings per share:
Net income	$11.9	$8.3
Less: Income allocable to participating securities	(0.2)	—

Earnings available to common stockholders	$11.7	$8.3

Weighted average shares outstanding, basic	18.7	18.4

Earnings per share, basic	$0.63	$0.45

Diluted earnings per share:
Earnings available to common stockholders	$11.7	$8.3

Weighted average shares outstanding, basic	18.7	18.4
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	0.2	0.2

Weighted average shares outstanding, diluted	18.9	18.6

Earnings per share, diluted	$0.62	$0.45

We excluded potential common shares related to our outstanding equity compensation grants of 0.5 million and 1.2 million for the three months ended September 29, 2012 and October 1, 2011, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

8.	Inventories

The components of inventory as of September 29, 2012 and June 30, 2012 are as follows:

	September 29, 2012	June 30, 2012
Raw Materials	$12.7	$14.8
Work in Process	1.5	1.6
Finished Goods	58.2	57.9

New Goods	72.4	74.3
Merchandise In Service	102.7	103.9

Total Inventories	$175.1	$178.2

9.	Goodwill and Intangible Assets

Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 30, 2012	$259.3	$66.0	$325.3
Foreign currency translation and other	—	2.2	2.2

Balance as of September 29, 2012	$259.3	$68.2	$327.5

Other intangible assets, which are included in “Other assets” on the Condensed Consolidated Balance Sheet, are as follows:

	September 29, 2012	June 30, 2012
Customer contracts	$115.5	$114.9
Accumulated amortization	(104.2)	(102.5)

Net customer contracts	$11.3	$12.4

The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.

Amortization expense was $1.2 million and $1.3 million for the three months ended September 29, 2012 and October 1, 2011, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 29, 2012 is as follows:

2013 remaining	$2.7
2014	2.7
2015	1.9
2016	1.4
2017	1.2
2018	0.4

10.	Long-Term Debt

Debt as of September 29, 2012 and June 30, 2012 includes the following:

	September 29, 2012	June 30, 2012
Borrowings under unsecured revolving credit facility	$102.0	$114.4
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	28.6	28.6
Other debt arrangements including capital leases	0.1	0.2

	205.7	218.2
Less current maturities	(28.7)	(0.2)

Total long-term debt	$177.0	$218.0

We have a $250.0 million, five-year unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of September 29, 2012, borrowings outstanding under the revolving credit facility were $102.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of September 29, 2012, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 29, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.08
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	20.06
Minimum Net Worth	$379.2	$417.6

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of September 29, 2012 bear interest at a weighted average all-in rate of 1.36% (LIBOR plus 1.125%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At September 29, 2012 this fee was 0.175% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 29, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.96%.

We maintain a $50.0 million accounts receivable securitization facility, which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of September 29, 2012, there was $28.6 million outstanding under this loan agreement at an all-in interest rate of 0.99% and $21.4 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

See Note 5, “Derivative Financial Instruments” of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

11.	Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.6 million and $1.3 million for the three months ended September 29, 2012 and October 1, 2011, respectively. The number of options exercised and restricted stock vested since June 30, 2012, was 0.2 million shares.

On August 23, 2012, our Chief Executive Officer was granted a performance based restricted stock award (the “Performance Award”). The Performance Award has both a financial performance component and a service component. The Performance Award has a target level of 100,000 restricted shares, a maximum award of 150,000 restricted shares and a minimum award of 50,000 restricted shares, subject to attainment of financial performance goals and service conditions. Since the company has not yet achieved the threshold performance amount, none of these shares are considered outstanding in the diluted earnings per share calculation as of September 29, 2012.

12.	Employee Benefit Plans

Defined Benefit Pension Plan

On December 31, 2006, we froze our pension and supplemental executive retirement plans.

The components of net periodic pension cost for these plans for the three months ended September 29, 2012 and October 1, 2011 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest cost	$0.9	$1.0	$0.2	$0.2
Expected return on assets	(1.0)	(1.0)	—	—
Amortization of net loss	0.8	0.4	0.1	—

Net periodic pension cost	$0.7	$0.4	$0.3	$0.2

We contributed approximately $3.5 million to the pension plan in the first quarter of fiscal year 2013.

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur.

In the third quarter of fiscal year 2012, we concluded negotiations with a union to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund (“Central States MEPP”) for two of our locations. In addition, we also closed two redundant branch facilities that participated in the Central States MEPP. In the first quarter of fiscal 2013, we successfully concluded negotiations to discontinue participation at two additional locations. We continue to participate in the Central States MEPP at one remaining location, although, subject to our good faith bargaining obligations, we believe it is probable that we will also withdraw from the Central States MEPP at this location, thus completely discontinuing our participation in the Central States MEPP.

Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. The amount of the withdrawal liability recorded is based on the best information available and is subject to change and any change could have a material impact on our results of operations and financial condition.

A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control. As evidenced by the negotiations above, we could also trigger the liability by successfully negotiating with a union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs.

The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.

Based upon the most recent plan data available from the trustees managing the remaining MEPPs, our estimated share of the undiscounted, unfunded vested benefits for the remaining MEPPs is estimated to be $3.0 million to $4.0 million as of September 29, 2012.

13.	Segment Information

We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three months ended September 29, 2012 and for the same period of the prior fiscal year, no single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States, Canada and Ireland.

The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment and is self-eliminated in the total income from operations below. This intercompany management fee was approximately $1.9 million and $2.0 million for the three months ended September 29, 2012 and October 1, 2011, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three-month periods ended September 29, 2012 and October 1, 2011 is as follows:

	United States	Canada	Elimination	Total
First Quarter Fiscal Year 2013:
Revenues	$185.4	$37.0	$—	$222.4
Income from operations	16.2	3.3	—	19.5
Total assets	808.3	157.4	(85.3)	880.4
Depreciation and amortization expense	6.8	1.3	—	8.1
First Quarter Fiscal Year 2012:
Revenues	$173.6	$36.1	$—	$209.7
Income from operations	12.5	3.0	—	15.5
Total assets	778.7	137.9	(77.3)	839.3
Depreciation and amortization expense	7.5	1.3	—	8.8

14.	Share Repurchase

As of September 29, 2012, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We had no repurchases for the three months ended September 29, 2012 and October 1, 2011, respectively. As of September 29, 2012, we had approximately $57.9 million remaining under this authorization.

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

Over the past three years we have made broad-based improvements to our business, by pursuing a strategy which included four key elements: focusing on customer satisfaction; improving day-to-day execution; increasing our focus on cost management; and addressing underperforming locations and assets. Executing this strategy has led to significant improvements in our financial results. We have delivered solid organic revenue growth, expanded operating margins and produced strong cash flows.

We believe it is healthy for a company to regularly evaluate and adjust, as appropriate, its strategy. In fiscal 2013, we modified our strategy, building on the improvements made over the past three years to drive further performance gains. Our approach has four parts:

1.	Keep our customer promise

2.	Improve how we target customers

3.	Drive operational excellence

4.	Strengthen our high performing team

To measure the progress of our strategy we have established two primary financial objectives, which include achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted net operating income after tax, divided by the sum of total debt less cash plus stockholders’ equity. Our goal is to achieve these two financial targets by the end of our fiscal year 2014. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The accounting policies used in preparing our interim fiscal year 2013 Condensed Consolidated Financial Statements are the same as those described in our Annual Report.

The discussion of the financial condition and results of operations are based upon the Condensed Consolidated Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles (GAAP). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and estimates. We believe our critical accounting policies are those related to:

•	Revenue recognition

•	Employee benefit plans

•	Income taxes

•	Share based payments

•	Derivative financial instruments

•	Inventories

•	Goodwill and intangible assets

Results of Operations

The percentage relationships to revenues of certain income and expense items for the three-month periods ended September 29, 2012 and October 1, 2011, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Percentage Change
	September 29, 2012	October 1, 2011	Three Months FY 2013 vs. FY 2012
Revenues:
Rental operations	91.5%	92.5%	4.9%
Direct sales	8.5	7.5	20.7

Total revenues	100.0	100.0	6.1
Expenses:
Cost of rental operations	68.2	68.9	3.8
Cost of direct sales	75.6	75.8	20.3

Total cost of sales	68.8	69.4	5.2
Selling and administrative	22.4	23.2	2.3

Income from operations	8.8	7.4	26.3
Interest expense	0.5	0.8	(37.3)

Income before income taxes	8.3	6.6	33.9
Provision for income taxes	3.0	2.6	19.7

Net income	5.3%	4.0%	43.4%

Three months ended September 29, 2012 compared to three months ended October 1, 2011

Revenues. Total revenue in the first quarter of fiscal 2013 increased 6.1% to $222.4 million from $209.7 million in the first quarter of fiscal 2012.

Rental revenue increased $9.5 million, or 4.9% in the first quarter of fiscal 2013 compared to the same period of the prior fiscal year. Our organic rental growth rate was 5.6% compared to 5.25% in the same period of the prior fiscal year. The improvement in the rental organic growth rate was driven by continued improved execution related to merchandise recovery billings, uniform preparation services, increased customer usage of our non-garment products and improved pricing. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.

Direct sale revenue increased 20.7% to $19.0 million in the first quarter of fiscal 2013 compared to $15.7 million in the same period of fiscal 2012. The increase in direct sales was primarily driven by two large new accounts.

Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 3.8% to $138.7 million in the first quarter of fiscal 2013 from $133.6 million in the same period of fiscal 2012. As a percentage of rental revenue, our gross margin from rental operations increased to 31.8% in the first quarter of fiscal 2013 from 31.1% in the same period of fiscal 2012. The improvement in rental gross margin was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, continued improvements in production and delivery productivity, lower depreciation expense and lower natural gas and health insurance costs. These improvements were partially offset by a significant increase in merchandise costs driven by increased raw material costs, increased merchandise requirements to support new account growth and new customer additions, and a mix shift to higher cost specialty garments.

Cost of Direct Sales. Cost of direct sales increased to $14.3 million in the first quarter of fiscal 2013 from $11.9 million in the same period of fiscal 2012. Gross margin from direct sales of 24.4% in the first quarter of fiscal 2013 was essentially flat with the 24.2% reported in the first quarter of fiscal 2012.

Selling and Administrative. Selling and administrative expenses increased 2.3% to $49.9 million in the first quarter of fiscal 2013 from $48.7 million in the same period of fiscal 2012. As a percentage of total revenues, selling and administrative expenses decreased to 22.4% in the first quarter of fiscal 2013 from 23.2% in the first quarter of fiscal 2012. The decrease was primarily due to effective cost control as we leveraged costs over a higher revenue base, a decrease in depreciation expense and slightly lower selling costs.

Interest Expense. Interest expense was $1.0 million in the first quarter of fiscal 2013, down from $1.7 million in the same period of fiscal 2012. The decrease in interest expense is due to lower average interest rates resulting from the renewal of our unsecured revolving credit facility at a lower rate and the maturity of certain interest rate swap agreements. These decreases were partially offset by higher average debt balances.

Provision for Income Taxes. Our effective tax rate decreased to 35.7% in the first quarter of fiscal 2013 from 40.0% in the same period of fiscal 2012. The tax rate for the prior period was higher than the current period primarily due to the write-off of deferred tax assets associated with equity compensation in the prior year period and a decrease in reserves for uncertain tax positions due to resolution of a tax contingency in the current year period.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.

Working capital at September 29, 2012 was $150.3 million, a $32.9 million decrease from $183.2 million at June 30, 2012. The decrease in working capital is primarily due to the reclassification of the debt outstanding under our accounts receivable securitization facility to current from long-term, a decrease in in-service and new goods inventory and an improvement in the number of days payable outstanding.

Operating Activities. Net cash provided by operating activities was $19.8 million in the first three months of fiscal 2013 and net cash used for operating activities was $7.4 million in the same period of fiscal 2012. Net cash provided by operating activities increased due to improvements in working capital, higher net income and a lower contribution to our pension plan than in the prior year.

Investing Activities. Net cash used for investing activities was $10.3 million in the first three months of fiscal 2013 and $7.2 million in the same period of fiscal 2012. In fiscal 2013 and 2012, cash was used primarily for purchases of property, plant and equipment.

Financing Activities. Cash used for financing activities was $9.3 million in the first three months of fiscal 2013 and $0.8 million in the same period of fiscal 2012. Cash used for financing activities in fiscal 2013 increased compared to fiscal year 2012 due to higher debt payments as a result of stronger cash flow, offset by an increase in cash provided from the exercise of stock options and a decrease in dividend payment due to timing. In the fourth quarter of fiscal year 2012 we increased the quarterly dividend payout on our shares of common stock from $0.130 per share to $0.195 per share. The dividends declared in the first three months of fiscal 2013 were $3.7 million, however these dividends were not paid until our second fiscal quarter. Dividends declared and paid in the first three months of fiscal 2012 totaled $2.4 million.

We have a $250.0 million, five-year unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of September 29, 2012, borrowings outstanding under the revolving credit facility were $102.0 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of September 29, 2012, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 29, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.08
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	20.06
Minimum Net Worth	$379.2	$417.6

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of September 29, 2012 bear interest at a weighted average all-in rate of 1.36% (LIBOR plus 1.125%) for the Eurocurrency rate loans and an all-in rate of 3.25% (Lender Prime Rate) for overnight base rate loans. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At September 29, 2012 this fee was 0.175% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 29, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.96%.

We maintain a $50.0 million accounts receivable securitization facility, which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of September 29, 2012, there was $28.6 million outstanding under this loan agreement at an all-in interest rate of 0.99% and $21.4 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

See Note 5, “Derivative Financial Instruments” of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.

At September 29, 2012, we had approximately $147.4 million of available capacity under our revolving and accounts receivable credit facilities. Our revolving credit facility contributes all of the liquidity as our accounts receivable securitization facility is fully utilized. We anticipate that cash flows from operations and our available capacity under our revolving credit facility will be sufficient to satisfy our cash commitments, including payment of the $28.7 million of debt due in the next 12 months, and capital requirements for fiscal 2013. We estimate that capital expenditures in fiscal 2013 will be approximately $35-$40 million.

Off Balance Sheet Arrangements

At September 29, 2012, we had $22.0 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

Pension Obligations

Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.7 million and $0.4 million for the three months ended September 29, 2012 and October 1, 2011, respectively. At June 30, 2012, the fair value of our pension plan assets totaled $53.8 million.

Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits has not occurred beyond this date.

Multi-Employer Pension Plans

We participate in a number of union sponsored, collectively bargained multi-employer pension plans (“MEPPs”). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur.

In the third quarter of fiscal year 2012, we concluded negotiations with a union to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund (“Central States MEPP”) for two of our locations. In addition, we also closed two redundant branch facilities that participated in the Central States MEPP. In the first quarter of fiscal 2013, we successfully concluded negotiations to discontinue participation at two additional locations. We continue to participate in the Central States MEPP at one remaining location, although, subject to our good faith bargaining obligations, we believe it is probable that we will also withdraw from the Central States MEPP at this location, thus completely discontinuing our participation in the Central States MEPP.

Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. The amount of the withdrawal liability recorded is based on the best information available and is subject to change and any change could have a material impact on our results of operations and financial condition.

A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control. As evidenced by the negotiations above, we could also trigger the liability by successfully negotiating with the union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our proportional share of any unfunded vested benefits in the period in which the withdrawal occurs.

The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.

Based upon the most recent plan data available from the trustees managing the remaining MEPPs, our estimated share of the undiscounted, unfunded vested benefits for the remaining MEPPs is estimated to be $3.0 million to $4.0 million as of September 29, 2012.

Litigation

We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in “Part II Item 1. Legal Proceedings” of this report.

Cautionary Statements Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 29, 2012 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at September 29, 2012 was an unrealized loss of $1.7 million.

We performed an analysis to measure the sensitivity of our interest expense to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at September 29, 2012. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted annual interest expense is $5.3 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.6 million or 12.2%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.4 million or 7.7%.

Energy Cost Risk

We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of September 29, 2012, we have no outstanding derivative financial instruments related to gasoline and diesel fuel, however, we may utilize them to manage cost volatility in the future.

We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of unleaded gasoline and diesel fuel. The analysis used gasoline and diesel prices at September 29, 2012 and forecasted purchases over the next twelve months. For each one percentage point increase or decrease in gasoline and diesel prices under these assumptions, our gasoline and diesel costs would change by approximately $0.2 million.

Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchase” and, therefore, are not considered derivative instruments for accounting purposes.

Foreign Currency Exchange Risk

Our material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity and are included in the “Accumulated other comprehensive income” line item of the Condensed Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in results of operations.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition and/or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

a.	Exhibits

10.1	Terms of CEO Performance Vested Employee Restricted Stock Award.

10.2	Amendment to G&K Services Executive Employment Agreement, effective August 23, 2012, between G&K Services, Inc. and Douglas A. Milroy.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended September 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date: November 2, 2012	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)