Form 10-Q
period 2012-12-29
G&K SERVICES INC
filed 2013-02-01
CIK 39648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

January 28, 2013 was 19,224,634 shares

G&K Services, Inc.

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

G&K Services, Inc. and Subsidiaries

	December 29, 2012	June 30,
(In thousands)	(Unaudited)	2012
ASSETS
Current Assets
Cash and cash equivalents	$23,715	$19,604
Accounts receivable, less allowance for doubtful accounts of $3,473 and $2,666	98,636	93,064
Inventories, net	174,441	178,226
Other current assets	11,621	12,239

Total current assets	308,413	303,133

Property, Plant and Equipment, net	195,387	187,840
Goodwill	336,746	325,336
Other Assets	61,516	57,422

Total assets	$902,062	$873,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$37,565	$41,358
Accrued expenses	65,232	69,902
Deferred income taxes	8,735	8,439
Current maturities of long-term debt	23,815	206

Total current liabilities	135,347	119,905

Long-Term Debt, net of Current Maturities	196,500	218,018
Deferred Income Taxes	14,321	5,473
Accrued Income Taxes	11,478	11,339
Pension Withdrawal Liability	23,550	23,562
Other Noncurrent Liabilities	91,385	92,375

Total liabilities	472,581	470,672

Stockholders’ Equity
Common stock, $0.50 par value	9,592	9,450
Additional paid-in capital	27,921	20,447
Retained earnings	388,934	371,267
Accumulated other comprehensive income	3,034	1,895

Total stockholders’ equity	429,481	403,059

Total liabilities and stockholders’ equity	$902,062	$873,731

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues
Rental operations	$207,852	$196,832	$411,311	$390,833
Direct sales	21,322	20,232	40,291	35,954

Total revenues	229,174	217,064	451,602	426,787

Operating Expenses
Cost of rental operations	141,768	136,350	280,440	269,937
Cost of direct sales	15,554	16,252	29,887	28,167
Selling and administrative	48,996	47,508	98,871	96,254

Total operating expenses	206,318	200,110	409,198	394,358

Income from Operations	22,856	16,954	42,404	32,429
Interest expense	1,111	1,607	2,147	3,260

Income before Income Taxes	21,745	15,347	40,257	29,169
Provision for income taxes	8,524	5,881	15,142	11,410

Net Income	$13,221	$9,466	$25,115	$17,759

Basic Earnings per Common Share	$0.69	$0.51	$1.32	$0.96

Diluted Earnings per Common Share	$0.68	$0.51	$1.30	$0.95

Weighted average number of shares outstanding, basic	18,841	18,493	18,761	18,462
Weighted average number of shares outstanding, diluted	19,099	18,660	19,024	18,635
Dividends declared per share	$0.195	$0.130	$0.390	$0.260

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 29,	December 31,	December 29,	December 31,
(In thousands)	2012	2011	2012	2011
Net income	$13,221	$9,466	$25,115	$17,759
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,489)	2,708	(306)	(6,617)
Pension benefit liabilities	581	—	1,162	—
Derivative financial instruments gain (loss) recognized	403	(71)	130	(71)
Derivative financial instruments loss reclassified	73	231	153	596

Total other comprehensive income (loss), net of tax	(432)	2,868	1,139	(6,092)

Total comprehensive income	$12,789	$12,334	$26,254	$11,667

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

G&K Services, Inc. and Subsidiaries

(Unaudited)

	For the Six Months Ended
	December 29,	December 31,
(In thousands)	2012	2011
Operating Activities:
Net income	$25,115	$17,759
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	16,066	17,153
Deferred income taxes	5,588	5,257
Share-based compensation	2,673	2,128
Changes in current operating items, exclusive of acquisitions
Accounts receivable and prepaid expenses	(3,512)	(3,679)
Inventories	6,038	(13,312)
Accounts payable and other accrued expenses	(9,341)	(1,011)
Other	(1,786)	(6,516)

Net cash provided by operating activities	40,841	17,779

Investing Activities:
Property, plant and equipment additions, net	(17,952)	(18,025)
Acquisition of business, net of cash	(18,663)	—

Net cash used for investing activities	(36,615)	(18,025)

Financing Activities:
Payments of long-term debt	(184)	(402)
Proceeds from (Payments on) revolving credit facilities, net	2,275	(3,900)
Cash dividends paid	(7,447)	(4,891)
Net issuance of common stock, under stock option plans	5,677	799
Purchase of common stock	(734)	(614)

Net cash used for financing activities	(413)	(9,008)

Increase (Decrease) in Cash and Cash Equivalents	3,813	(9,254)
Effect of Exchange Rates on Cash	298	(123)

Cash and Cash Equivalents:
Beginning of period	19,604	22,974

End of period	$23,715	$13,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share data)

(Unaudited)

1. Basis of Presentation for Interim Financial Statements

The Condensed Consolidated Financial Statements of G&K Services, Inc. (“the Company” or “G&K”) as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“fiscal 2012”). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of December 29, 2012, and the results of our operations for the three and six months ended December 29, 2012 and December 31, 2011 and our cash flows for the six months ended December 29, 2012 and December 31, 2011.

The results of operations for the three and six month periods ended December 29, 2012 and December 31, 2011 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that require recognition or disclosure.

This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2012 Annual Report on Form 10-K.

2. Contingent Liabilities

Environmental Matters

We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties which we own. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of December 29, 2012 and June 30, 2012, we had reserves of approximately $1.5 million and $1.2 million, respectively, related to various pending environmental-related matters. There was approximately $0.5 million of expense for these matters for the three and six months ended December 29, 2012, respectively. There was no expense for these matters for the three and six month periods ended December 31, 2011.

Legal Matters

Recently, the United States Office of Federal Contract Compliance Programs, or OFCCP, has, as part of routine audits, commenced a review of certain of our employment practices. The OFCCP has issued a Notice of Violation to one of our facilities and audits of four other facilities, where the OFCCP claims there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. Currently, no proceeding with respect to this matter has been commenced, and, in any event, we do not believe that any resolution of this matter will have a material adverse effect on our results of operations or financial position.

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

We do not have any level 3 assets or liabilities and we have not transferred any items between fair value levels during the first two quarters of fiscal years 2012 or 2013.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 29, 2012 and June 30, 2012:

	As of December 29, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3.1	$—	$3.1
Equity and fixed income mutual funds	21.6	—	21.6
Cash surrender value of life insurance policies	—	13.3	13.3
Derivative financial instruments	—	0.6	0.6

Total assets	$24.7	$13.9	$38.6

Accrued expenses:
Derivative financial instruments	$—	$1.6	$1.6

Total liabilities	$—	$1.6	$1.6

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3.2	$—	$3.2
Equity and fixed income mutual funds	18.9	—	18.9
Cash surrender value of life insurance policies	—	13.0	13.0
Derivative financial instruments	—	—	—

Total assets	$22.1	$13.0	$35.1

Accrued expenses:
Derivative financial instruments	$—	$1.4	$1.4

Total liabilities	$—	$1.4	$1.4

The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the company’s non-qualified, non-contributory retirement plan. The money market, equity and fixed income mutual funds are investments established to fund the obligations of the company’s non-qualified deferred compensation plan.

The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of December 29, 2012 and June 30, 2012:

	As of December 29, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$23.7	$—	$23.7

Total assets	$23.7	$—	$23.7

Current maturities of long-term debt	$—	$23.8	$23.8
Long-term debt, net of current maturities	—	196.5	196.5

Total liabilities	$—	$220.3	$220.3

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$19.6	$—	$19.6

Total assets	$19.6	$—	$19.6

Current maturities of long-term debt	$—	$0.2	$0.2
Long-term debt, net of current maturities	—	218.0	218.0

Total liabilities	$—	$218.2	$218.2

The fair value of our long-term debt approximates its book value and is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date.

5. Derivative Financial Instruments

In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate or by locking in the benchmark interest rate on forecasted issuances of fixed rate debt without an exchange of the underlying principal amount. We designate interest rate swap contracts as cash flow hedges of the interest expense related to variable and fixed rate debt.

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

Approximately 6.8% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at December 29, 2012.

As of December 29, 2012 and June 30, 2012, we had $1.6 million and $1.4 million, respectively, of liabilities on interest rate swap contracts that are classified as “Accrued expenses” in the Condensed Consolidated Balance Sheets and $0.6 million and $0.0 million, respectively, of assets on interest rate swaps that are classified as “Other assets” in the Condensed Consolidated Balance Sheets. Of the $0.6 million net loss deferred in accumulated other comprehensive income as of December 29, 2012, a $0.4 million net loss is expected to be reclassified to interest expense in the next twelve months.

As of December 29, 2012 and June 30, 2012, all derivative financial instruments were designated as hedging instruments.

As of December 29, 2012, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $160.0 million notional amount, $145.0 million of which are forward starting interest rate swap contracts. Of the $160.0 million notional amount, $15.0 million matures in the next 12 months, $75.0 million matures in 25-36 months and $70.0 million matures after 60 months. The average rate on the $160.0 million of interest rate swap contracts was 1.73% as of December 29, 2012. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Condensed Consolidated Statements of Operations for the three and six months ended December 29, 2012 and December 31, 2011 related to derivative financial instruments used in cash flow hedging relationships:

Relationship:	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Interest rate swap contracts	$0.4	$(0.1)	$0.1	$(0.1)

Total derivatives designated as cash flow hedging instruments	$0.4	$(0.1)	$0.1	$(0.1)

Relationship:	Statement of Operations Classification:	Amount of Loss Reclassified From Accumulated Other Comprehensive Income (Loss) to Consolidated Statements of Operations
		Three Months Ended		Six Months Ended
		December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Interest rate swap contracts	Interest expense	$(0.1)	$(0.2)	$(0.2)	$(0.6)

Total derivatives designated as cash flow hedging instruments		$(0.1)	$(0.2)	$(0.2)	$(0.6)

6. Income Taxes

Our effective tax rate decreased to 37.6% in the six months ended December 29, 2012 from 39.1% in the six months ended December 31, 2011. The tax rate for the prior period was higher than the current period primarily due to the write-off of deferred tax assets associated with equity compensation in the prior period and a decrease in reserves for uncertain tax positions due to resolution of a tax contingency during the current period.

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

The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$13.2	$9.5	$25.1	$17.8
Less: Income allocable to participating securities	(0.2)	—	(0.4)	—

Earnings available to common stockholders	$13.0	$9.5	$24.7	$17.8

Weighted average shares outstanding, basic	18.8	18.5	18.8	18.5

Earnings per share, basic	$0.69	$0.51	$1.32	$0.96

Diluted earnings per share:
Earnings available to common stockholders	$13.0	$9.5	$24.7	$17.8

Weighted average shares outstanding, basic	18.8	18.5	18.8	18.5
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	0.3	0.2	0.2	0.1

Weighted average shares outstanding, diluted	19.1	18.7	19.0	18.6

Earnings per share, diluted	$0.68	$0.51	$1.30	$0.95

We excluded potential common shares related to our outstanding equity compensation grants of 0.6 million and 1.3 million for the three months ended December 29, 2012 and December 31, 2011, respectively, and 0.5 million and 1.3 million for the six months ended December 29, 2012 and December 31, 2011, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

8. Inventories

The components of inventory as of December 29, 2012 and June 30, 2012 are as follows:

	December 29, 2012	June 30, 2012
Raw Materials	$12.4	$14.8
Work in Process	1.7	1.6
Finished Goods	56.4	57.9

New Goods	70.5	74.3
Merchandise in Service	103.9	103.9

Total Inventories	$174.4	$178.2

9. Goodwill and Intangible Assets

Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 30, 2012	$259.3	$66.0	$325.3
Acquisitions	10.0	—	10.0
Foreign currency translation and other	(0.1)	1.5	1.4

Balance as of December 29, 2012	$269.2	$67.5	$336.7

The goodwill within the United States segment has been reduced by $107.0 million of accumulated impairment losses. There were no impairment losses recorded in the three and six month periods ended December 29, 2012 and December 31, 2011.

Other intangible assets, which are included in “Other assets” on the Condensed Consolidated Balance Sheets, are as follows:

	December 29, 2012	June 30, 2012
Customer contracts	$118.1	$114.9
Accumulated amortization	(105.0)	(102.5)

Net Customer Contracts	$13.1	$12.4

The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 12 years.

Amortization expense was $2.2 million and $2.5 million for the six months ended December 29, 2012 and December 31, 2011, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 29, 2012 is as follows:

2013 remaining	$1.8
2014	2.9
2015	2.2
2016	1.6
2017	1.4
2018	0.6

10. Long-Term Debt

Debt as of December 29, 2012 and June 30, 2012 includes the following:

	December 29, 2012	June 30, 2012
Borrowings under unsecured revolving credit facility	$121.5	$114.4
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	23.8	28.6
Other debt arrangements including capital leases	—	0.2

	220.3	218.2
Less current maturities	(23.8)	(0.2)

Total long-term debt	$196.5	$218.0

We have a $250.0 million, five-year unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility, at our election, bear interest at (a) adjusted LIBOR for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of December 29, 2012, borrowings outstanding under the revolving credit facility were $121.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of December 29, 2012, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 29, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.14
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	23.23
Minimum Net Worth	$379.6	$429.5

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of December 29, 2012 bear interest at a weighted average all-in rate of 1.74%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At December 29, 2012 this fee was 0.25% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 29, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.96%.

We maintain a $50.0 million accounts receivable securitization facility, which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of December 29, 2012, there was $23.8 million outstanding under this loan agreement at an all-in interest rate of 0.97% and $26.2 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

See Note 5, “Derivative Financial Instruments” of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

11. Share-Based Compensation

We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.1 million and $0.9 million for the three months ended December 29, 2012 and December 31, 2011 and $2.7 million and $2.1 million for the six months ended December 29, 2012 and December 31, 2011, respectively. The number of options exercised and restricted stock vested since June 30, 2012, was 0.3 million shares.

On August 23, 2012, our Chief Executive Officer was granted a performance based restricted stock award (the “Performance Award”). The Performance Award has both a financial performance component and a service component. The Performance Award has a target level of 100,000 restricted shares, a maximum award of 150,000 restricted shares and a minimum award of 50,000 restricted shares, subject to attainment of financial performance goals and service conditions. Since the company has not yet achieved the threshold performance amount, none of these shares are considered outstanding in the diluted earnings per share calculation as of December 29, 2012.

12. Employee Benefit Plans

Defined Benefit Pension Plan

On December 31, 2006, we froze our pension and supplemental executive retirement plans.

The components of net periodic pension cost for these plans for the three months ended December 29, 2012 and December 31, 2011 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Interest cost	$0.9	$0.9	$0.1	$0.2
Expected return on assets	(1.1)	(1.0)	—	—
Amortization of net loss	0.9	0.4	0.1	—

Net periodic pension cost	$0.7	$0.3	$0.2	$0.2

The components of net periodic pension cost for these plans for the six months ended December 29, 2012 and December 31, 2011 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Six Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Interest cost	$1.8	$1.9	$0.3	$0.4
Expected return on assets	(2.1)	(2.0)	—	—
Amortization of net loss	1.7	0.8	0.2	—

Net periodic pension cost	$1.4	$0.7	$0.5	$0.4

During fiscal year 2013, we contributed approximately $3.5 million to the pension plan.

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

Central States MEPP —

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

Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised MEPP information received periodically from the union sponsors, the discount rate used to calculate the liability, and other factors. These potential changes could have a material impact on our results of operations and financial condition.

Other MEPPs —

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

We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $3.0 million to $4.0 million as of December 29, 2012.

13. Segment Information

We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three and six months ended December 29, 2012, and for the same periods of the prior fiscal year, no single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States and Canada.

The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment and is self-eliminated in the total income from operations below. This intercompany management fee was approximately $1.9 million and $2.0 million for the three months ended December 29, 2012 and December 31, 2011, respectively and $3.8 million and $4.0 million for the six months ended December 29, 2012 and December 31, 2011, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 29, 2012 and December 31, 2011 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
Second Quarter Fiscal Year 2013:
Revenues	$189.0	$40.2	$—	$229.2
Income from operations	18.1	4.8	—	22.9
Total assets	830.4	159.6	(87.9)	902.1
Depreciation and amortization expense	6.7	1.3	—	8.0
Second Quarter Fiscal Year 2012:
Revenues	$179.5	$37.6	$—	$217.1
Income from operations	12.9	4.1	—	17.0
Total assets	796.4	143.9	(80.1)	860.2
Depreciation and amortization expense	7.1	1.3	—	8.4

For the Six Months Ended	United States	Canada	Elimination	Total
Fiscal Year 2013:
Revenues	$374.4	$77.2	$—	$451.6
Income from operations	34.3	8.1	—	42.4
Total assets	830.4	159.6	(87.9)	902.1
Depreciation and amortization expense	13.5	2.6	—	16.1
Fiscal Year 2012:
Revenues	$353.0	$73.8	$—	$426.8
Income from operations	25.4	7.0	—	32.4
Total assets	796.4	143.9	(80.1)	860.2
Depreciation and amortization expense	14.6	2.6	—	17.2

14. Share Repurchase

As of December 29, 2012, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We had no repurchases for the three and six months ended December 29, 2012 and December 31, 2011. As of December 29, 2012, we had approximately $57.9 million remaining under this authorization.

15. Acquisitions

In the second quarter of fiscal 2013, we completed an acquisition in our rental operations business. The results of the acquired business have been included in our Condensed Consolidated Financial Statements since the date of acquisition. The acquisition extends our rental operations footprint into five of the top 100 North American markets which we did not previously serve. The acquisition-date fair value of the consideration transferred totaled $18.6 million, which consisted entirely of cash.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date. We are in the process of obtaining third-party valuations of certain intangible and tangible assets; thus, the provisional measurements of intangible assets, goodwill and certain tangible assets are subject to change.

Accounts receivable and inventory	$2.3
Property, plant and equipment	3.5
Customer lists	2.8
Goodwill	10.0

Net assets acquired	$18.6

The $2.8 million that was assigned to customer lists is subject to a weighted-average useful life of approximately 8 years. The $10.0 million of goodwill has been assigned to the U.S. Rental operations reporting unit within the United States operating segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the acquired business. All of the goodwill is expected to be deductible for income tax purposes.

The pro forma effects of this acquisition, had it been acquired at the beginning of the fiscal year, was not material. The amount of revenue related to the acquired business that has been included in our Condensed Consolidated Statements of Operations for the three and six months ended December 29, 2012 was approximately $1.0 million. The amount of earnings, after deducting integration costs and the related interest on the additional borrowings, was not material during the period.

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

To measure the progress of our strategy we have established two primary financial objectives, which include achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted net operating income after tax, divided by the sum of total debt less cash plus stockholders’ equity. Our goal is to achieve these two financial targets by the end of our fiscal year 2014. In the second quarter, we achieved the first of these two targets by achieving a 10% operating income margin. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.

Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business. During the three months ended December 29, 2012 we made one small acquisition. The pro forma effect of this acquisition, had it been acquired at the beginning of each fiscal year, was not material. The total purchase consideration was $18.6 million. The total purchase price exceeded the estimated fair value of assets acquired and liabilities assumed by $10.0 million.

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

Results of Operations

The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 29, 2012 and December 31, 2011, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Six Months Ended		Percentage Change
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011	Three Months FY 2013 vs. FY 2012	Six Months FY 2013 vs. FY 2012
Revenues:
Rental operations	90.7%	90.7%	91.1%	91.6%	5.6%	5.2%
Direct sales	9.3	9.3	8.9	8.4	5.4	12.1

Total revenues	100.0	100.0	100.0	100.0	5.6	5.8
Expenses:
Cost of rental operations	68.2	69.3	68.2	69.1	4.0	3.9
Cost of direct sales	72.9	80.3	74.2	78.3	(4.3)	6.1

Total cost of sales	68.6	70.3	68.7	69.8	3.1	4.1

Selling and administrative	21.4	21.9	21.9	22.6	3.1	2.7

Income from operations	10.0	7.8	9.4	7.6	34.8	30.8

Interest expense	0.5	0.7	0.5	0.8	(30.9)	(34.1)

Income before income taxes	9.5	7.1	8.9	6.8	41.7	38.0
Provision for income taxes	3.7	2.7	3.4	2.7	44.9	32.7

Net income	5.8%	4.4%	5.6%	4.2%	39.7%	41.4%

Three months ended December 29, 2012 compared to three months ended December 31, 2011

Revenues. Total revenue in the second quarter of fiscal 2013 increased 5.6% to $229.2 million from $217.1 million in the second quarter of fiscal 2012.

Rental revenue increased $11.0 million, or 5.6% in the second quarter of fiscal 2013 compared to the same period of the prior fiscal year. Our organic rental growth rate was 4.5% compared to 6.0% in the same period of the prior fiscal year. The decline in the organic growth rate from the prior year was primarily due to a decrease in new account sales and a slight deterioration in the number of uniform wearers at existing customers, offset by continued improved execution related to merchandise recovery billings, uniform preparation services, and increased customer usage of non-garment products and pricing. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations. The impact of foreign currency exchange rates added approximately 0.6% to our rental operations growth rate, while acquisitions added approximately 0.5%.

Direct sale revenue increased 5.4% to $21.3 million in the second quarter of fiscal 2013 compared to $20.2 million in the same period of fiscal 2012. The increase in direct sales was primarily driven by additional uniform purchases by existing customers.

Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 4.0% to $141.8 million in the second quarter of fiscal 2013 from $136.4 million in the same period of fiscal 2012. As a percentage of rental revenue, our gross margin from rental operations increased to 31.8% in the second quarter of fiscal 2013 from 30.7% in the same period of fiscal 2012. The improvement in rental gross margin was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, continued improvements in production and delivery productivity, lower depreciation expense and lower natural gas and health insurance costs. These favorable variances were partially offset by a continued and expected increase in merchandise costs and higher workers’ compensation costs. The increase in merchandise costs was driven by increased raw material costs, increased merchandise requirements to support new account growth and new customer additions, and a mix shift to higher cost specialty garments.

Cost of Direct Sales. Cost of direct sales decreased to $15.6 million in the second quarter of fiscal 2013 from $16.3 million in the same period of fiscal 2012. Gross margin from direct sales increased to 27.1% in the second quarter of fiscal 2013 from 19.7% in the same quarter of fiscal 2012. The lower margin in the prior year period was due to higher product costs, increased mix of lower margin business and program launch costs associated with several new accounts. The current period included improvements resulting from increased sales of higher margin products and lower distribution costs due to improved productivity.

Selling and Administrative. Selling and administrative expenses increased 3.1% to $49.0 million in the second quarter of fiscal 2013 from $47.5 million in the same period of fiscal 2012. As a percentage of total revenues, selling and administrative expenses decreased to 21.4% in the second quarter of fiscal 2013 from 21.9% in the second quarter of fiscal 2012. The decrease was due to effective cost control as we leveraged fixed costs over a higher revenue base, a decrease in depreciation and amortization expense and lower sales commissions. These improvements were partially offset by higher incentive compensation expense, additional environmental remediation costs and higher bad debt expense.

Interest Expense. Interest expense was $1.1 million in the second quarter of fiscal 2013, a decrease from the $1.6 million reported in the same period of fiscal 2012. The decreased interest expense was due to lower average interest rates and a reduction in the amortization of debt closing costs resulting from the renewal of our unsecured revolving credit facility and the maturity of certain interest rate swap agreements. These decreases were partially offset by higher average debt balances.

Provision for Income Taxes. Our effective tax rate increased to 39.2% in the second quarter of fiscal 2013 from 38.3% in the same period of fiscal 2012. The current period tax rate was higher than the prior period tax rate primarily due to higher tax expense on foreign earnings in the current period.

Six months ended December 29, 2012 compared to six months ended December 31, 2011

Revenues. Total revenue for the first six months of fiscal 2013 increased 5.8% to $451.6 million compared to $426.8 million for the same period in the prior fiscal year.

Rental revenue increased $20.5 million, or 5.2% in the first six months of fiscal 2013 compared to the same period of the prior fiscal year. Our organic rental growth rate was 5.0% compared to 5.5% in the same period of the prior fiscal year. The decline in the organic growth rate from the prior year was primarily due to a decrease in new account sales and a slight deterioration in the number of uniform wearers at existing customers, offset by continued improved execution related to merchandise recovery billings, uniform preparation services, and increased customer usage of non-garment products and pricing. The impact of foreign currency exchange rates added approximately 0.2% to our rental operations growth rate, while acquisitions added approximately 0.3%.

Direct sale revenue increased 12.1% to $40.3 million in the first six months of fiscal 2013 compared to $36.0 million in the same period of fiscal 2012. This increase was primarily driven by several large new accounts and additional uniform purchases by existing customers.

Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 3.9% to $280.4 million in the first six months of fiscal 2013 from $269.9 million in the same period of fiscal 2012. As a percentage of rental revenue, our gross margin from rental sales increased to 31.8% in the first six months of fiscal 2013 from 30.9% in the same period of fiscal 2012. The improvement in rental gross margin was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, continued improvements in production and delivery productivity, lower depreciation expense and lower natural gas and health insurance costs. These favorable variances were partially offset by a continued and expected increase in merchandise costs and higher workers’ compensation costs. The increase in merchandise costs was driven by increased raw material costs, increased merchandise requirements to support new account growth and new customer additions, and a mix shift to higher cost specialty garments.

Cost of Direct Sales. Cost of direct sales increased to $29.9 million in the first six months of fiscal 2013 from $28.2 million in the same period of fiscal 2012. Gross margin from direct sales increased to 25.8% in the first six months of fiscal 2013 from 21.7% reported in the same period of fiscal 2012. The lower margin in the prior year period was due to higher product costs, increased mix of lower margin business and program launch costs associated with several new accounts. The current period benefited from increased sales of higher margin products and lower distribution costs due to improved productivity.

Selling and Administrative. Selling and administrative expenses increased 2.7% to $98.9 million in the first six months of fiscal 2013 from $96.3 million in the same period of fiscal 2012. As a percentage of total revenues, selling and administrative expenses decreased to 21.9% in the first six months of fiscal 2013 from 22.6% in the same period of fiscal 2012. The decrease was due to effective cost control as we leveraged fixed costs over a higher revenue base, a decrease in depreciation and amortization expense, lower sales commissions and lower group health insurance costs. These improvements were partially offset by higher incentive compensation expense and higher bad debt expense.

Interest Expense. Interest expense was $2.1 million in the first six months of fiscal 2013, a decrease from the $3.3 million in the same period of fiscal 2012. The decreased interest expense was due to lower average interest rates and a reduction in the amortization of debt closing costs resulting from the renewal of our unsecured revolving credit facility and the maturity of certain interest rate swap agreements. These decreases were partially offset by higher average debt balances.

Provision for Income Taxes. Our effective tax rate decreased to 37.6% in the six months ended December 29, 2012 from 39.1% in the six months ended December 31, 2011. The tax rate for the prior period was higher than the current period primarily due to the write-off of deferred tax assets associated with equity compensation in the prior period and a decrease in reserves for uncertain tax positions due to resolution of a tax contingency during the current period.

Liquidity, Capital Resources and Financial Condition

Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.

Working capital at December 29, 2012 was $173.1 million, a $10.1 million decrease from $183.2 million at June 30, 2012. The decrease in working capital is primarily due to the reclassification of the debt outstanding under our accounts receivable securitization facility to current from long-term and a decrease in new goods inventory, partially offset by an increase in accounts receivable due to increased revenue and a slight deterioration in the days sales outstanding and a decrease due to the timing of accounts payable disbursements.

Operating Activities. Net cash provided by operating activities was $40.8 million in the first six months of fiscal 2013 and $17.8 million in the same period of fiscal 2012. The increase was due to improvements in working capital, higher net income and lower contributions to our pension plan, partially offset by higher tax payments in the current year.

Investing Activities. Net cash used for investing activities was $36.6 million in the first six months of fiscal 2013 and $18.0 million in the same period of fiscal 2012. The increase was due to an acquisition in the second quarter of fiscal 2013, which totaled $18.6 million.

Financing Activities. Cash used for financing activities was $0.4 million in the first six months of fiscal 2013 compared to $9.0 million in fiscal 2012. The decreased use of cash was primarily due to the acquisition in the second quarter of fiscal 2013, partially offset by higher debt payments as a result of stronger cash flow. During the first six months of fiscal 2013 and 2012, we paid dividends of $7.4 million and $4.9 million, respectively.

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

As of December 29, 2012, borrowings outstanding under the revolving credit facility were $121.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of December 29, 2012, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 29, 2012:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.14
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	23.23
Minimum Net Worth	$379.6	$429.5

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back non-cash charges, as defined in our debt agreement.

Advances outstanding as of December 29, 2012 bear interest at a weighted average all-in rate of 1.74%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At December 29, 2012 this fee was 0.25% of the unused daily balance.

We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 29, 2012, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.96%.

We maintain a $50.0 million accounts receivable securitization facility, which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of December 29, 2012, there was $23.8 million outstanding under this loan agreement at an all-in interest rate of 0.97% and $26.2 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.

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

At December 29, 2012, we had approximately $127.9 million of available capacity under our revolving and accounts receivable credit facilities. Our revolving credit facility contributes all of the liquidity as our accounts receivable securitization facility is fully utilized. We anticipate that cash flows from operations and our available capacity under our revolving credit facility will be sufficient to satisfy our cash commitments, including payment of the $23.8 million of debt due in the next 12 months, and capital requirements for fiscal 2013. We estimate that capital expenditures in fiscal 2013 will be approximately $35-$40 million.

Off Balance Sheet Arrangements

At December 29, 2012, we had $26.8 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.

Pension Obligations

Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.7 million and $0.3 million in the second quarter of fiscal 2013 and 2012, respectively. At June 30, 2012, the fair value of our pension plan assets totaled $53.8 million.

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

Central States MEPP —

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

Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised MEPP information received periodically from the union sponsors, the discount rate used to calculate the liability, and other factors. These potential changes could have a material impact on our results of operations and financial condition.

Other MEPPs —

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

We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $3.0 million to $4.0 million as of December 29, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 29, 2012 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 29, 2012 was an unrealized loss of $1.0 million.

We performed an analysis to measure the sensitivity of our interest expense to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at December 29, 2012. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted annual interest expense is $4.5 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest expense by $0.7 million or 15.1%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.4 million or 9.5%.

Energy Cost Risk

We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of December 29, 2012, we have no outstanding derivative financial instruments related to gasoline and diesel fuel, however, we may utilize them to manage cost volatility in the future.

We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of unleaded gasoline and diesel fuel. The analysis used gasoline and diesel prices at December 29, 2012 and forecasted purchases over the next twelve months. For each one percentage point increase or decrease in gasoline and diesel prices under these assumptions, our gasoline and diesel costs would change by approximately $0.2 million.

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

Recently, the United States Office of Federal Contract Compliance Programs, or OFCCP, has, as part of routine audits, commenced a review of certain of our employment practices. The OFCCP has issued a Notice of Violation to one of our facilities and audits of four other facilities, where the OFCCP claims there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. Currently, no proceeding with respect to this matter has been commenced, and, in any event, we do not believe that any resolution of this matter will have a material adverse effect on our results of operations or financial position.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

a.	Exhibits

10.1	Form of Terms of Employee Restricted Stock Grant Revised August 2012.

10.2	Form of Terms of Non-Qualified Employee Stock Option Revised August 2012.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended December 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date: February 1, 2013	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)