Form 10-Q
period 2013-03-30
G&K SERVICES INC
filed 2013-05-03
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
Commission file number 0-4063
 _________________________________

G&K SERVICES, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

MINNESOTA	41-0449530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5995 OPUS PARKWAY
MINNETONKA, MINNESOTA 55343
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code (952) 912-5500
 __________________________________
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
Common Stock, par value $0.50 per share, outstanding
April 29, 2013 was 19,553,545 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 30, 2013	June 30, 2012
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,914	$19,604
Accounts receivable, less allowance for doubtful accounts of $3,374 and $2,666	92,377	93,064
Inventories, net	167,568	178,226
Other current assets	14,267	12,239
Total current assets	303,126	303,133
Property, Plant and Equipment, net	196,696	187,840
Goodwill	336,433	325,336
Other Assets	61,270	57,422
Total assets	$897,525	$873,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$39,600	$41,358
Accrued expenses	70,406	69,902
Deferred income taxes	9,472	8,439
Current maturities of long-term debt	23,804	206
Total current liabilities	143,282	119,905
Long-Term Debt, net of Current Maturities	163,500	218,018
Deferred Income Taxes	18,444	5,473
Accrued Income Taxes	10,428	11,339
Pension Withdrawal Liability	23,128	23,562
Other Noncurrent Liabilities	88,430	92,375
Total liabilities	447,212	470,672
Stockholders’ Equity
Common stock, $0.50 par value	9,767	9,450
Additional paid-in capital	39,129	20,447
Retained earnings	398,710	371,267
Accumulated other comprehensive income	2,707	1,895
Total stockholders’ equity	450,313	403,059
Total liabilities and stockholders’ equity	$897,525	$873,731
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
(In thousands, except per share data)
Revenues
Rental operations	$210,037	$200,238	$621,348	$591,071
Direct sales	16,594	18,571	56,885	54,525
Total revenues	226,631	218,809	678,233	645,596
Operating Expenses
Cost of rental operations	142,898	139,303	423,338	409,240
Cost of direct sales	12,328	14,794	42,215	42,961
Pension withdrawal and associated expenses	—	24,004	—	24,004
Selling and administrative	50,098	50,290	148,969	146,544
Total operating expenses	205,324	228,391	614,522	622,749
Income (Loss) from Operations	21,307	(9,582)	63,711	22,847
Interest expense	1,127	1,524	3,274	4,784
Income (Loss) before Income Taxes	20,180	(11,106)	60,437	18,063
Provision (Benefit) for income taxes	6,598	(6,306)	21,740	5,104
Net Income (Loss)	$13,582	$(4,800)	$38,697	$12,959
Basic Earnings per Common Share	$0.70	$(0.26)	$2.02	$0.70
Diluted Earnings per Common Share	$0.69	$(0.26)	$1.99	$0.69
Weighted average number of shares outstanding, basic	19,053	18,502	18,858	18,475
Weighted average number of shares outstanding, diluted	19,430	18,502	19,159	18,665
Dividends declared per share	$0.195	$0.130	$0.585	$0.390
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
(In thousands)
Net income (loss)	$13,582	$(4,800)	$38,697	$12,959
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,303)	2,170	(2,609)	(4,447)
Pension benefit liabilities	580	—	1,742	—
Derivative financial instruments gain (loss) recognized	1,288	(124)	1,418	(195)
Derivative financial instruments loss reclassified	108	251	261	847
Total other comprehensive income (loss), net of tax	(327)	2,297	812	(3,795)
Total comprehensive income (loss)	$13,255	$(2,503)	$39,509	$9,164
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 30, 2013	March 31, 2012
(In thousands)
Operating Activities:
Net income	$38,697	$12,959
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	24,150	25,619
Deferred income taxes	10,930	(3,160)
Share-based compensation	3,843	4,904
Changes in current operating items, exclusive of acquisitions
Accounts receivable and prepaid expenses	433	(2,790)
Inventories	12,865	(13,583)
Accounts payable and other accrued expenses	(2,437)	(595)
Other, including pension withdrawal liability	(5,881)	16,021
Net cash provided by operating activities	82,600	39,375
Investing Activities:
Property, plant and equipment additions, net	(27,513)	(25,921)
Acquisition of business, net of cash	(18,663)	—
Net cash used for investing activities	(46,176)	(25,921)
Financing Activities:
Payments of long-term debt	(196)	(570)
Payments on revolving credit facilities, net	(30,725)	(11,056)
Cash dividends paid	(11,250)	(7,340)
Net issuance of common stock, under stock option plans	15,905	869
Purchase of common stock	(750)	(617)
Net cash used for financing activities	(27,016)	(18,714)
Increase (Decrease) in Cash and Cash Equivalents	9,408	(5,260)
Effect of Exchange Rates on Cash	(98)	(465)
Cash and Cash Equivalents:
Beginning of period	19,604	22,974
End of period	$28,914	$17,249
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the “Company” or “G&K”) as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“fiscal 2012”). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of March 30, 2013, and the results of our operations for the three and nine months ended March 30, 2013 and March 31, 2012 and our cash flows for the nine months ended March 30, 2013 and March 31, 2012.
The results of operations for the three and nine month periods ended March 30, 2013 and March 31, 2012 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found one event that requires disclosure. See Note 16, "Subsequent Event," of the Notes to the Condensed Consolidated Financial Statements, for a discussion of a subsequent event related to issuance of certain debt on April 15, 2013.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2012 Annual Report on Form 10-K.
2. Contingent Liabilities
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties which we own. As of March 30, 2013 and June 30, 2012, we had reserves of approximately $1.0 million and $1.2 million, respectively, related to various pending environmental-related matters. There was $0.2 million of income for these matters for the three months ended March 30, 2013 and approximately $0.1 million of expense for these matters for the nine months ended March 30, 2013. There was no expense for these matters for the three and nine month periods ended March 31, 2012.
Legal Matters
Recently, the United States Office of Federal Contract Compliance Programs, or OFCCP, has, as part of routine audits, commenced a review of certain of our employment practices. The OFCCP has issued a Notice of Violation to one of our facilities and audits of eight other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. Currently, no proceeding with respect to this matter has been commenced, and, in any event, we do not believe that any resolution of this matter will have a material adverse effect on our results of operations or financial position.
We cannot predict the ultimate outcome of this matter with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
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
We do not have any level 3 assets or liabilities and we have not transferred any items between fair value levels during the first three quarters of fiscal years 2012 or 2013.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and June 30, 2012:

	As of March 30, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$2.8	$—	$2.8
Equity and fixed income mutual funds	23.2	—	23.2
Cash surrender value of life insurance policies	—	13.6	13.6
Total assets	$26.0	$13.6	$39.6
Accrued expenses:
Derivative financial instruments	$—	$1.4	$1.4
Total liabilities	$—	$1.4	$1.4

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3.2	$—	$3.2
Equity and fixed income mutual funds	18.9	—	18.9
Cash surrender value of life insurance policies	—	13.0	13.0
Total assets	$22.1	$13.0	$35.1
Accrued expenses:
Derivative financial instruments	$—	$1.4	$1.4
Total liabilities	$—	$1.4	$1.4
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the company’s non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the company’s non-qualified deferred compensation plan.
The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of March 30, 2013 and June 30, 2012:

	As of March 30, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$28.9	$—	$28.9
Total assets	$28.9	$—	$28.9
Current maturities of long-term debt	$—	$23.8	$23.8
Long-term debt, net of current maturities	—	163.5	163.5
Total liabilities	$—	$187.3	$187.3

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$19.6	$—	$19.6
Total assets	$19.6	$—	$19.6
Current maturities of long-term debt	$—	$0.2	$0.2
Long-term debt, net of current maturities	—	218.0	218.0
Total liabilities	$—	$218.2	$218.2
The fair value of our long-term debt approximates its book value and is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date.
5. Derivative Financial Instruments
In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk and manage the total debt that is subject to variable and fixed interest rates. These interest rate swap contracts modify our exposure to interest rate risk by converting variable rate debt to a fixed rate or by locking in the benchmark interest rate on forecasted issuances of fixed rate debt without an exchange of the underlying principal amount. We designate interest rate swap contracts as cash flow hedges of the interest expense related to variable and fixed rate debt.
All derivative financial instruments are recognized at fair value and are recorded in the “Other current assets” or “Accrued expenses” line items in the Condensed Consolidated Balance Sheets.
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value on the derivative financial instrument is reported as a component of “Accumulated other comprehensive income” and reclassified into the “Interest expense” line item in the Condensed Consolidated Statements of Operations in the same period as the expenses from the cash flows of the hedged items are recognized. Cash payments or receipts are included in “Net cash provided by operating activities” in the Condensed Consolidated Statements of Cash Flows in the same period as the cash is settled. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.
We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of a net investment in a foreign operation, or that are held for trading or speculative purposes. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Condensed Consolidated Statements of Cash Flows.
Approximately 34.7% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at March 30, 2013.
During the three month period ended March 30, 2013, we terminated $70.0 million of interest rate swap contracts that had been utilized to lock in the benchmark interest rate on a forecasted issuance of fixed rate debt. The termination of the interest rate swap coincided with the formal agreement of the fixed rate of interest that would be paid on the forecasted debt issuance with prospective borrowers. During the three and nine month periods ended March 30, 2013, we recognized gains of $1.3 million and $1.7 million, respectively, in accumulated other comprehensive income related to the $70.0 million of interest rate swap agreements. These amounts will be reclassified into interest expense in the same periods as the expenses from the cash flows on the forecasted debt issuance. See Note 16, “Subsequent Event” of the Notes to the Condensed Consolidated Financial Statements for additional information on the forecasted debt issuance.
As of March 30, 2013 and June 30, 2012, we had $1.4 million and $1.4 million, respectively, of liabilities on interest rate swap contracts that are classified as “Accrued expenses” in the Condensed Consolidated Balance Sheets. Of the $0.8 million net gain deferred in accumulated other comprehensive income as of March 30, 2013, a $0.3 million net loss is expected to be reclassified to interest expense in the next twelve months.
As of March 30, 2013 and June 30, 2012, all derivative financial instruments were designated as hedging instruments.
As of March 30, 2013, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate (“LIBOR”) on $90.0 million notional amount, $25.0 million of which are forward starting interest rate swap contracts. Of the $90.0 million notional amount, $15.0 million matures in the next 12 months and $75.0 million matures in 25-36 months. The average rate on the $90.0 million of interest rate swap contracts was 1.61% as of March 30, 2013. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
The following tables summarize the amount of gain or loss recognized in accumulated other comprehensive income or loss and the classification and amount of gains or losses reclassified from accumulated other comprehensive income or loss into the Condensed Consolidated Statements of Operations for the three and nine months ended March 30, 2013 and March 31, 2012 related to derivative financial instruments used in cash flow hedging relationships:

Relationship:	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest rate swap contracts	$1.3	$(0.1)	$1.4	$(0.2)
Total derivatives designated as cash flow hedging instruments	$1.3	$(0.1)	$1.4	$(0.2)

Relationship:	Statement of Operations Classification:	Amount of Loss Reclassified From Accumulated Other Comprehensive Income (Loss) to Consolidated Statements of Operations
		Three Months Ended		Nine Months Ended
		March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest rate swap contracts	Interest expense	$(0.1)	$(0.2)	$(0.3)	$(0.8)
Total derivatives designated as cash flow hedging instruments		$(0.1)	$(0.2)	$(0.3)	$(0.8)
6. Income Taxes
Our effective tax rate increased to 36.0% in the nine months ended March 30, 2013 from 28.3% in the nine months ended March 31, 2012. The current year tax rate is lower than our statutory rate, including state income taxes, primarily due to the settlement of the examination of the fiscal 2010 and 2011 federal income tax returns and expiration of certain tax statutes. The prior year tax rate was lower than our statutory rate primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and lower pretax income, offset by the write-off of deferred tax assets associated with equity compensation.
During the third quarter of fiscal 2013, we settled the examination of our fiscal 2010 and 2011 federal income tax returns with the Internal Revenue Service (“IRS”). This settlement resulted in the recognition of $0.6 million of tax benefits in the third quarter. In addition, during the first quarter of fiscal 2013, we settled the examination of an acquisition related federal income tax return with the IRS that resulted in the recognition of $0.4 million of tax benefits.
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
The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Basic earnings per share:
Net income (loss)	$13.6	$(4.8)	$38.7	$13.0
Less: Income allocable to participating securities	(0.2)	—	(0.6)	—
Net income (loss) available to common stockholders	$13.4	$(4.8)	$38.1	$13.0
Weighted average shares outstanding, basic	19.1	18.5	18.9	18.5
Basic earnings per common share	$0.70	$(0.26)	$2.02	$0.70
Diluted earnings per share:
Net income (loss) available to common stockholders	$13.4	$(4.8)	$38.1	$13.0
Weighted average shares outstanding, basic	19.1	18.5	18.9	18.5
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	0.3	—	0.3	0.2
Weighted average shares outstanding, diluted	19.4	18.5	19.2	18.7
Diluted earnings per common share	$0.69	$(0.26)	$1.99	$0.69
We excluded potential common shares related to our outstanding equity compensation grants of 0.0 million and 1.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively, and 0.4 million and 1.2 million for the nine months ended March 30, 2013 and March 31, 2012, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8. Inventories
The components of inventory as of March 30, 2013 and June 30, 2012 are as follows:

	March 30, 2013	June 30, 2012
Raw Materials	$11.2	$14.8
Work in Process	2.0	1.6
Finished Goods	52.0	57.9
New Goods	65.2	74.3
Merchandise in Service	102.4	103.9
Total Inventories	$167.6	$178.2
9. Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 30, 2012	$259.3	$66.0	$325.3
Acquisitions	11.0	—	11.0
Foreign currency translation and other	(0.1)	0.2	0.1
Balance as of March 30, 2013	$270.2	$66.2	$336.4

There were no impairment losses recorded in the three and nine month periods ended March 30, 2013 and March 31, 2012.
Other intangible assets, which are included in “Other assets” on the Condensed Consolidated Balance Sheets, are as follows:

	March 30, 2013	June 30, 2012
Customer contracts	$117.1	$114.9
Accumulated amortization	(105.7)	(102.5)
Net Customer Contracts	$11.4	$12.4
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 12 years.
Amortization expense was $3.2 million and $3.7 million for the nine months ended March 30, 2013 and March 31, 2012, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 30, 2013 is as follows:

2013 remaining	$0.9
2014	2.9
2015	2.1
2016	1.5
2017	1.3
2018	0.5
10. Long-Term Debt
Debt as of March 30, 2013 and June 30, 2012 includes the following:

	March 30, 2013	June 30, 2012
Borrowings under unsecured revolving credit facility	$88.5	$114.4
Borrowings under unsecured variable rate notes	75.0	75.0
Borrowings under secured variable rate loans	23.8	28.6
Other debt arrangements including capital leases	—	0.2
	187.3	218.2
Less current maturities	(23.8)	(0.2)
Total long-term debt	$163.5	$218.0
We have a $250.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility, at our election, bear interest at (a) adjusted LIBOR for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.
As of March 30, 2013, borrowings outstanding under the revolving credit facility were $88.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of March 30, 2013, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 30, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.78
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	26.38
Minimum Net Worth	$379.8	$450.3
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of March 30, 2013 bear interest at a weighted average all-in rate of 1.70%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At March 30, 2013 this fee was 0.25% of the unused daily balance.
On April 12, 2013, we amended our $250.0 million unsecured revolving credit facility to remove the minimum net worth covenant. The effective date of the change in this covenant is the earlier of June 30, 2015 or the date of full repayment of the $75.0 million variable rate unsecured private placement notes.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 30, 2013, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.91%.
We maintain a $50.0 million accounts receivable securitization facility, which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of March 30, 2013, there was $23.8 million outstanding under this loan agreement at an all-in interest rate of 0.96% and $26.2 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
See Note 5, “Derivative Financial Instruments” of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt and Note 16, "Subsequent Event," of the Notes to the Condensed Consolidated Financial Statements for details of a new debt arrangement.
11. Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1.2 million and $2.8 million for the three months ended March 30, 2013 and March 31, 2012 and $3.8 million and $4.9 million for the nine months ended March 30, 2013 and March 31, 2012, respectively. The number of options exercised and restricted stock vested since June 30, 2012, was 0.7 million shares.
On August 23, 2012, our Chief Executive Officer was granted a performance based restricted stock award (the “Performance Award”). The Performance Award has both a financial performance component and a service component. The Performance Award has a target level of 0.10 million restricted shares, a maximum award of 0.15 million restricted shares and a minimum award of 0.05 million restricted shares, subject to attainment of financial performance goals and service conditions.

12. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and supplemental executive retirement plans.
The components of net periodic pension cost for these plans for the three months ended March 30, 2013 and March 31, 2012 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest cost	$1.0	$1.0	$0.2	$0.2
Expected return on assets	(1.1)	(0.9)	—	—
Amortization of net loss	0.8	0.3	0.1	0.1
Net periodic pension cost	$0.7	$0.4	$0.3	$0.3
The components of net periodic pension cost for these plans for the nine months ended March 30, 2013 and March 31, 2012 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Nine Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest cost	$2.8	$2.9	$0.5	$0.6
Expected return on assets	(3.2)	(2.9)	—	—
Amortization of net loss	2.5	1.1	0.3	0.1
Net periodic pension cost	$2.1	$1.1	$0.8	$0.7
During fiscal year 2013, we contributed approximately $7.5 million to the pension plan.
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
Central States MEPP —
In the third quarter of fiscal year 2012, we concluded negotiations with a union to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund (“Central States MEPP”) for two of our locations. In addition, we also closed two redundant branch facilities that participated in the Central States MEPP. In the first quarter of fiscal 2013, we successfully concluded negotiations to discontinue participation at two additional locations. As of March 30, 2013, we continued to participate in the Central States MEPP at one remaining location. Subsequent to March 30, 2013, we concluded negotiations to discontinue participation at this final location, thus completely discontinuing our participation in the Central States MEPP. We are in the process of submitting a formal notice of withdrawal from the plan.
Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012 we recorded a pre-tax charge of $24.0 million. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised MEPP information received periodically from the union sponsors and other factors. These potential changes could have a material impact on our results of operations and financial condition.

Other MEPPs —
We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $3.0 million to $4.0 million as of March 30, 2013.
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
13. Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three and nine months ended March 30, 2013, and for the same periods of the prior fiscal year, no single customer’s transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States and Canada.
The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment and is self-eliminated in the total income from operations below. This intercompany management fee was approximately $1.8 million and $2.0 million for the three months ended March 30, 2013 and March 31, 2012, respectively and $5.6 million and $6.0 million for the nine months ended March 30, 2013 and March 31, 2012, respectively.
We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended March 30, 2013 and March 31, 2012 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
Third Quarter Fiscal Year 2013:
Revenues	$187.3	$39.3	$—	$226.6
Income from operations	16.3	5.0	—	21.3
Total assets	825.8	162.9	(91.2)	897.5
Depreciation and amortization expense	6.8	1.3	—	8.1
Third Quarter Fiscal Year 2012:
Revenues	$180.0	$38.8	$—	$218.8
Income (loss) from operations	(13.8)	4.2	—	(9.6)
Total assets	800.8	149.4	(83.1)	867.1
Depreciation and amortization expense	7.1	1.4	—	8.5

For the Nine Months Ended	United States	Canada	Elimination	Total
Fiscal Year 2013:
Revenues	$561.7	$116.5	$—	$678.2
Income from operations	50.5	13.2	—	63.7
Total assets	825.8	162.9	(91.2)	897.5
Depreciation and amortization expense	20.2	4.0	—	24.2
Fiscal Year 2012:
Revenues	$533.0	$112.6	$—	$645.6
Income from operations	11.5	11.3	—	22.8
Total assets	800.8	149.4	(83.1)	867.1
Depreciation and amortization expense	21.7	3.9	—	25.6
14. Share Repurchase
As of March 30, 2013, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We had no repurchases for the three and nine months ended March 30, 2013 and March 31, 2012. As of March 30, 2013, we had approximately $57.9 million remaining under this authorization.
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

Accounts receivable and inventory	$2.3
Property, plant and equipment	3.3
Customer lists	2.3
Accrued expenses	(0.2)
Goodwill	10.9
Net assets acquired	$18.6
The $2.3 million that was assigned to customer lists is subject to a weighted-average useful life of approximately 8 years. The $10.9 million of goodwill has been assigned to the U.S. Rental operations reporting unit within the United States operating segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the acquired business. All of the goodwill is expected to be deductible for income tax purposes.
The pro forma effects of this acquisition, had it been acquired at the beginning of the fiscal year, was not material. The amount of revenue related to the acquired business that has been included in our Condensed Consolidated Statements of Operations for the three and nine months ended March 30, 2013 was approximately $2.5 million and $3.5 million, respectively. The amount of earnings, after deducting integration costs and the related interest on the additional borrowings, was not material during the period.

16. Subsequent Event
On April 15, 2013, we issued $100.0 million of fixed rate unsecured senior notes through a private placement transaction. We issued $50.0 million of the notes with a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes with a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually.
The unsecured senior notes contain customary covenants, including, without limitation, covenants limiting priority indebtedness and liens. Specifically, we are required to maintain a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.50 to 1.00, which may be increased to 3.75 to 1.00 for a period of time following certain permitted acquisitions. Additionally, we are required to maintain a ratio of consolidated EBITDA to consolidated interest expense of at least 3.00 to 1.00. There is also a make-whole provision, as well as restrictions on mergers, consolidations, sales of assets and transactions with affiliates.
The proceeds were used to refinance existing floating rate debt under our unsecured revolving credit facility and accounts receivable securitization facility.

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
Over the past three years we have made broad-based improvements to our business, by pursuing a strategy which included four key elements: focusing on customer satisfaction; improving day-to-day execution; increasing our focus on cost management; and addressing underperforming locations and assets. Executing this strategy has led to significant improvements in our financial results. We have delivered positive organic revenue growth, expanded operating margins and produced strong cash flows.
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
To measure the progress of our strategy we have established two primary financial objectives, which include achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted net operating income after tax, divided by the sum of total debt less cash plus stockholders’ equity. Our goal is to achieve these two financial targets by the end of our fiscal year 2014. In the second quarter of fiscal 2013, we achieved the first of these two targets by achieving a 10% operating income margin. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business. During the three months ended December 29, 2012 we made one small acquisition. The pro forma effect of this acquisition, had it been acquired at the beginning of each fiscal year, was not material. The total purchase consideration was $18.6 million. The total purchase price exceeded the estimated fair value of assets acquired and liabilities assumed by $10.9 million.
Over the recent past our results have been adversely impacted by rising prices for commodities, especially cotton, polyester and crude oil. This has contributed to the significant increase in merchandise costs. We expect merchandise costs as a percentage of rental revenue to gradually moderate throughout fiscal year 2013.
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
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 30, 2013 and March 31, 2012, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Nine Months Ended		Percentage Change
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	Three Months FY 2013 vs. FY 2012	Nine Months FY 2013 vs. FY 2012
Revenues:
Rental operations	92.7%	91.5%	91.6%	91.6%	4.9%	5.1%
Direct sales	7.3	8.5	8.4	8.4	(10.6)	4.3
Total revenues	100.0	100.0	100.0	100.0	3.6	5.1
Expenses:
Cost of rental operations	68.0	69.6	68.1	69.2	2.6	3.4
Cost of direct sales	74.3	79.7	74.2	78.8	(16.7)	(1.7)
Total cost of sales	68.5	70.4	68.6	70.0	0.7	3.0
Pension withdrawal and associated expenses	—	11.0	—	3.7	(100.0)	(100.0)
Selling and administrative	22.1	23.0	22.0	22.7	(0.4)	1.7
Income from operations	9.4	(4.4)	9.4	3.5	322.4	178.9
Interest expense	0.5	0.7	0.5	0.7	(26.0)	(31.6)
Income before income taxes	8.9	(5.1)	8.9	2.8	281.7	234.6
Provision for income taxes	2.9	(2.9)	3.2	0.8	204.6	325.9
Net income	6.0%	(2.2)%	5.7%	2.0%	383.0%	198.6%

Three months ended March 30, 2013 compared to three months ended March 31, 2012
Revenues. Total revenue in the third quarter of fiscal 2013 increased 3.6% to $226.6 million from $218.8 million in the third quarter of fiscal 2012.
Rental revenue increased $9.8 million, or 4.9% in the third quarter of fiscal 2013 compared to the same period of the prior fiscal year. Our organic rental growth rate was 3.8% compared to 4.8% in the same period of the prior fiscal year. The decline in the organic growth rate from the prior year was primarily due to a decrease in new account sales during the first half of fiscal 2013 and a decline in the number of uniform wearers at existing customers, offset by continued improved execution related to merchandise recovery billings, uniform preparation services, increased customer usage of non-garment products and pricing. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations. Acquisitions, along with currency exchange rates, added 1.1% to rental growth during the quarter.
Direct sale revenue decreased 10.6% to $16.6 million in the third quarter of fiscal 2013 compared to $18.6 million in the same period of fiscal 2012. The decrease in direct sales was primarily driven by lower catalog sales.

Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 2.6% to $142.9 million in the third quarter of fiscal 2013 from $139.3 million in the same period of fiscal 2012. As a percentage of rental revenue, our gross margin from rental operations increased to 32.0% in the third quarter of fiscal 2013 from 30.4% in the same period of fiscal 2012. The improvement in rental gross margin was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, improvements in production and delivery productivity, and lower depreciation expense, lower natural gas costs, health insurance costs and workers’ compensation costs. During the quarter, merchandise costs as a percentage of rental revenue continued to moderate and were consistent with the prior year period.
Cost of Direct Sales. Cost of direct sales decreased to $12.3 million in the third quarter of fiscal 2013 from $14.8 million in the same period of fiscal 2012. Gross margin from direct sales increased to 25.7% in the third quarter of fiscal 2013 from 20.3% in the same quarter of fiscal 2012. The higher margin in the current period was primarily due to lower distribution costs due to improved productivity, an increased mix of higher margin products and the absence of certain product launch costs that occurred in the prior year.
Pension Withdrawal and Associated Expenses. As discussed in Note 12, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $24.0 million related to a withdrawal from a multi-employer pension plan (MEPP) in fiscal 2012.
Selling and Administrative. Selling and administrative expenses decreased 0.4% to $50.1 million in the third quarter of fiscal 2013 from $50.3 million in the same period of fiscal 2012. As a percentage of total revenues, selling and administrative expenses decreased to 22.1% in the third quarter of fiscal 2013 from 23.0% in the third quarter of fiscal 2012. The decrease was due to effective cost control as we leveraged fixed costs over a higher revenue base, a decrease in depreciation and amortization expense, lower sales expenses and lower pension related expenses. These improvements were partially offset by higher incentive compensation expense.
Income from Operations. The following is a summary of each operating segment's income (loss) from operations:

	Three Months Ended
	March 30, 2013	March 31, 2012	Change
United States	$16.3	$(13.8)	$30.1
Canada	5.0	4.2	0.8
Total	$21.3	$(9.6)	$30.9
The increase in consolidated income from operations in the third quarter of fiscal 2013 compared to the same period of the prior fiscal year was primarily due to a $24.0 million charge related to the withdrawal from a MEPP in fiscal 2012, as discussed in Note 12, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements. In addition, the increase is due to improved rental gross margins and lower selling and administrative costs noted above.
United States. Income from operations increased $30.1 million to $16.3 million in the third quarter of fiscal 2013 from a $13.8 million loss in the same period of fiscal 2012. The increase was primarily driven by the fiscal 2012 charge associated with the withdrawal from a MEPP noted above, as well as additional income from increased revenue, improved production and delivery productivity, lower depreciation and amortization expense, lower health insurance costs, lower selling expenses and improved direct sales margins in the third quarter of fiscal 2013 compared to the same period of the prior fiscal year.
Canada. Income from operations increased $0.8 million to $5.0 million in the third quarter of fiscal 2013 from $4.2 million in the same period of fiscal 2012. The increase was primarily driven by additional income from increased revenue, improved production and delivery productivity, lower selling expenses and improved direct sales margins. These improvements were partially offset by higher merchandise costs in the current year.
Interest Expense. Interest expense was $1.1 million in the third quarter of fiscal 2013, a decrease from the $1.5 million reported in the same period of fiscal 2012. The decreased interest expense was due to lower average interest rates, the maturity of certain interest rate swap agreements and a reduction in the amortization of debt closing costs resulting from the renewal of our unsecured revolving credit facility. These decreases were partially offset by higher average debt balances.
Provision for Income Taxes. Our effective tax rate decreased to 32.7% in the third quarter of fiscal 2013 from 56.8% in the same period of fiscal 2012. The current period tax rate is lower than our statutory tax rate, including state income taxes, primarily due to the decrease in reserve for uncertain tax positions due to the settlement of the examination of the fiscal 2010 and 2011 federal income tax returns, as discussed in Note 6, “Income Taxes,” of the Notes to the Condensed Consolidated Financial Statements, and expiration of certain tax statutes. The prior period tax rate was higher than our statutory tax rate primarily due to a decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes and a $1.4 million benefit related to the final disposition of a subsidiary, both of which have the effect of increasing the effective tax rate in periods with a pretax loss.
Nine months ended March 30, 2013 compared to nine months ended March 31, 2012
Revenues. Total revenue for the first nine months of fiscal 2013 increased 5.1% to $678.2 million compared to $645.6 million for the same period in the prior fiscal year.
Rental revenue increased $30.3 million, or 5.1% in the first nine months of fiscal 2013 compared to the same period of the prior fiscal year. Our organic rental growth rate was 4.6% compared to 5.4% in the same period of the prior fiscal year. The decline in the organic growth rate from the prior year was primarily due to a decrease in new account sales, slight decline in the number of uniform wearers at existing customers and a deterioration in our customer retention rate, offset by continued improved execution related to merchandise recovery billings, uniform preparation services, increased customer usage of non-garment products and pricing. The impact of acquisitions added approximately 0.7% to our rental operations growth rate.
Direct sale revenue increased 4.3% to $56.9 million in the first nine months of fiscal 2013 compared to $54.5 million in the same period of fiscal 2012. This increase was primarily driven by several large new accounts offset by a decline in uniform purchases by existing customers in our program business as well as lower catalog sales.
Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 3.4% to $423.3 million in the first nine months of fiscal 2013 from $409.2 million in the same period of fiscal 2012. As a percentage of rental revenue, our gross margin from rental sales increased to 31.9% in the first nine months of fiscal 2013 from 30.8% in the same period of fiscal 2012. The improvement in rental gross margin was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, continued improvements in production and delivery productivity, lower depreciation expense and lower natural gas, motor fuel and health insurance costs. These favorable variances were partially offset by a continued and expected increase in merchandise costs and higher workers’ compensation costs.
Cost of Direct Sales. Cost of direct sales decreased to $42.2 million in the first nine months of fiscal 2013 from $43.0 million in the same period of fiscal 2012. Gross margin from direct sales increased to 25.8% in the first nine months of fiscal 2013 from 21.2% reported in the same period of fiscal 2012. The improved margin in the current year period was due to lower product costs, increased mix of higher margin business, lower freight costs and lower distribution costs due to improved productivity.
Pension Withdrawal and Associated Expenses. As discussed in Note 12, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $24.0 million related to a withdrawal from a MEPP in fiscal 2012.
Selling and Administrative. Selling and administrative expenses increased 1.7% to $149.0 million in the first nine months of fiscal 2013 from $146.5 million in the same period of fiscal 2012. As a percentage of total revenues, selling and administrative expenses decreased to 22.0% in the first nine months of fiscal 2013 from 22.7% in the same period of fiscal 2012. The decrease was due to effective cost control as we leveraged fixed costs over a higher revenue base, a decrease in depreciation and amortization expense, lower sales expenses and lower group health insurance costs. These improvements were partially offset by higher incentive compensation and bad debt expense.
Income from Operations. The following is a summary of each operating segment's income from operations:

	Nine Months Ended
	March 30, 2013	March 31, 2012	Change
United States	$50.5	$11.5	$39.0
Canada	13.2	11.3	1.9
Total	$63.7	$22.8	$40.9
The increase in consolidated income from operations in the first nine months of fiscal 2013 compared to the same period of fiscal year 2012 was primarily due to a $24.0 million charge related to the withdrawal from a MEPP in fiscal 2012, as discussed in Note 12, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements, as well as additional income from increased revenue, improved production and delivery productivity, lower depreciation and amortization expense and lower selling expenses in the first nine months of fiscal 2013 compared to the same period of fiscal 2012. In addition, the increase is due to improved rental gross margins and lower selling and administrative costs noted above.

United States. Income from operations increased $39.0 million to $50.5 million in the first nine months of fiscal 2013 from $11.5 million in the same period of fiscal 2012. The increase was driven by the fiscal 2012 charge associated with the withdrawal from a MEPP noted above, as well as additional income from increased revenue, improved production and delivery productivity, lower depreciation and amortization expense, lower health insurance costs, lower selling expenses and improved direct sales margins in the first nine months of fiscal 2013 compared to the same period of fiscal 2012. These improvements were partially offset by higher merchandise costs in the current year.
Canada. Income from operations increased $1.9 million to $13.2 million in the first nine months of fiscal 2013 from $11.3 million in the same period of fiscal 2012. The increase was primarily driven by additional income from increased revenue, improved production and delivery productivity, lower selling expenses and improved direct sales margins. These improvements were partially offset by higher merchandise costs in the current year.
Interest Expense. Interest expense was $3.3 million in the first nine months of fiscal 2013, a decrease from the $4.8 million reported in the same period of fiscal 2012. The decreased interest expense was due to lower average interest rates, the maturity of certain interest rate swaps agreements and a reduction in the amortization of debt closing costs resulting from the renewal of our unsecured revolving credit facility. These decreases were partially offset by higher average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 36.0% for the nine months ended March 30, 2013 from 28.3% in the nine months ended March 31, 2012. The current year tax rate is lower than our statutory rate, including state income taxes, primarily due to the decrease in reserves for uncertain tax positions due to the settlement of certain federal income tax examinations, as discussed in Note 6 “Income Taxes,” of the Notes to the Condensed Consolidated Financial Statements, and expiration of certain tax statutes. The prior year tax rate was lower than our statutory rate primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and lower pretax income, offset by the write-off of deferred tax assets associated with equity compensation.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Working capital at March 30, 2013 was $159.8 million, a $23.4 million decrease from $183.2 million at June 30, 2012. The decrease in working capital is primarily due to the reclassification of the debt outstanding under our accounts receivable securitization facility to current from long-term and a decrease in new goods inventory, partially offset by an increase in cash.
Operating Activities. Net cash provided by operating activities increased $43.2 million to $82.6 million in the first nine months of fiscal 2013 from $39.4 million in the same period of fiscal 2012. The increase was due to higher net income and and lower inventory purchases, partially offset by higher tax payments in the current year.
Investing Activities. Net cash used for investing activities increased to $46.2 million in the first nine months of fiscal 2013 compared to $25.9 million in the same period of fiscal 2012. The increase was primarily due to an acquisition in the second quarter of fiscal 2013, which totaled $18.6 million.
Financing Activities. Cash used for financing activities was $27.0 million in the first nine months of fiscal 2013 compared to $18.7 million in fiscal 2012. The increased use of cash was primarily due to higher debt payments as a result of stronger cash flow, offset by cash used for the acquisition and proceeds from the issuance of common stock under stock option plans. During the first nine months of fiscal 2013 and 2012, we paid dividends of $11.3 million and $7.3 million, respectively.
We have a $250.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility, at our election, bear interest at (a) the adjusted London Interbank Offered Rate (“LIBOR”) for specified interest periods plus a margin, which can range from 1.00% to 2.00%, determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greatest of (i) JPMorgan’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBOR for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio. Base rate loans will, at our election, bear interest at (i) the rate described in clause (b) above or (ii) a rate to be agreed upon by us and JPMorgan. Borrowings in Canadian dollars under the credit facility will bear interest at (a) the Canadian deposit offered rate plus 0.10% for specified interest periods plus a margin determined with reference to our consolidated leverage ratio or (b) a floating rate equal to the greater of (i) the Canadian prime rate and (ii) the Canadian deposit offered rate for a one month interest period plus 1.00%, plus, in each case, a margin determined with reference to our consolidated leverage ratio.

As of March 30, 2013, borrowings outstanding under the revolving credit facility were $88.5 million. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of March 30, 2013, letters of credit outstanding against the revolver totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 30, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.78
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	26.38
Minimum Net Worth	$379.8	$450.3
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of March 30, 2013 bear interest at a weighted average all-in rate of 1.70%. We also pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At March 30, 2013 this fee was 0.25% of the unused daily balance.
On April 12, 2013, we amended our $250.0 million unsecured revolving credit facility to remove the minimum net worth covenant. The effective date of the change in this covenant is the earlier of June 30, 2015 or the date of full repayment of the $75.0 million variable rate unsecured private placement notes.
We have $75.0 million of variable rate unsecured private placement notes. The notes bear interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 30, 2013, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.91%.
We maintain a $50.0 million accounts receivable securitization facility, which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of March 30, 2013, there was $23.8 million outstanding under this loan agreement at an all-in interest rate of 0.96% and $26.2 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
On April 15, 2013, we issued $100.0 million of fixed rate unsecured senior notes through a private placement transaction. We issued $50.0 million of the notes with a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes with a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually.
The unsecured senior notes contain customary covenants, including, without limitation, covenants limiting priority indebtedness and liens. Specifically, we are required to maintain a ratio of consolidated total indebtedness to consolidated EBITDA of not greater than 3.50 to 1.00, which may be increased to 3.75 to 1.00 for a period of time following certain permitted acquisitions. Additionally, we are required to maintain a ratio of consolidated EBITDA to consolidated interest expense of at least 3.00 to 1.00. There is also a make-whole provision, as well as restrictions on mergers, consolidations, sales of assets and transactions with affiliates.
The proceeds were used to refinance existing floating rate debt under our unsecured revolving credit facility and accounts receivable securitization facility.
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
At March 30, 2013, we had approximately $160.9 million of available capacity under our revolving and accounts receivable credit facilities. Our revolving credit facility contributes all of the liquidity as our accounts receivable securitization facility is fully utilized. We anticipate that cash flows from operations and our available capacity under our revolving credit facility will be sufficient to satisfy our cash commitments, including payment of the $23.8 million of debt due in the next 12 months, and capital requirements for fiscal 2013. We estimate that capital expenditures in fiscal 2013 will be approximately $35-$40 million.
Off Balance Sheet Arrangements
At March 30, 2013, we had $26.8 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees’ approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.7 million and $0.4 million in the third quarter of fiscal 2013 and fiscal 2012, respectively. At June 30, 2012, the fair value of our pension plan assets totaled $53.8 million.
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
Central States MEPP —
In the third quarter of fiscal year 2012, we concluded negotiations with a union to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund (“Central States MEPP”) for two of our locations. In addition, we also closed two redundant branch facilities that participated in the Central States MEPP. In the first quarter of fiscal 2013, we successfully concluded negotiations to discontinue participation at two additional locations. As of March 30, 2013, we continued to participate in the Central States MEPP at one remaining location. Subsequent to March 30, 2013, we concluded negotiations to discontinue participation at this final location, thus completely discontinuing our participation in the Central States MEPP. We are in the process of submitting a formal notice of withdrawal from the plan.
Employer’s accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million. This charge included the estimated discounted actuarial value of the total withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised MEPP information received periodically from the union sponsors and other factors. These potential changes could have a material impact on our results of operations and financial condition.
Other MEPPs —
We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $3.0 million to $4.0 million as of March 30, 2013.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 30, 2013 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 30, 2013 was an unrealized loss of $1.4 million.
We performed an analysis to measure the sensitivity of our interest expense to changes in market interest rates for forecasted debt levels and interest rate swaps. The base rate used for the sensitivity analysis for variable rate debt and interest rate swaps is the three month LIBOR market interest rates at March 30, 2013. The credit spread is included in the base rate used in the analysis. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average debt level, outstanding interest rate swaps and current market interest rates, the forecasted annual interest expense is $6.4 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest expense by $0.2 million or 2.9%. The scenario that distributes the 50 basis point change evenly would increase or decrease forecasted interest expense by $0.1 million or 1.8%.
The above forecasted interest expense incorporates the effects of the $100.0 million private placement issuance on April 15, 2013.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of March 30, 2013, we have no outstanding derivative financial instruments related to gasoline and diesel fuel, however, we may utilize them to manage cost volatility in the future.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of unleaded gasoline and diesel fuel. The analysis used gasoline and diesel prices at March 30, 2013 and forecasted purchases over the next twelve months. For each one percentage point increase or decrease in gasoline and diesel prices under these assumptions, our gasoline and diesel costs would change by approximately $0.2 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of “normal purchase” and, therefore, are not considered derivative instruments for accounting purposes.
Foreign Currency Exchange Risk
Our only material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity and are included in the “Accumulated other comprehensive income” line item of the Condensed Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in results of operations.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The U.S. Environmental Protection Agency (“U.S. EPA”) previously identified certain alleged air, water and waste-related deficiencies with respect to the operations at our facility located in Justice, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.
Recently, the United States Office of Federal Contract Compliance Programs, or OFCCP, has, as part of routine audits, commenced a review of certain of our employment practices. The OFCCP has issued a Notice of Violation to one of our facilities and audits of eight other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. Currently, no proceeding with respect to this matter has been commenced, and, in any event, we do not believe that any resolution of this matter will have a material adverse effect on our results of operations or financial position.
We cannot predict the ultimate outcome of these or other similar matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial condition is remote.
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

10.1
Loan Agreement dated April 15, 2013 among G&K Services, Inc. and various institutional investors (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 16, 2013).

10.2	First Amendment dated April 12, 2013 to Credit Agreement dated March 7, 2012 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on April 16, 2013).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended March 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date: May 3, 2013	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)