Form 10-K
period 2013-06-29
G&K SERVICES INC
filed 2013-08-23
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 29, 2013
Commission file number 0-4063
____________________________________________________________
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
None
____________________________________________________________
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting common equity held by non-affiliates was approximately $639,482,671.
On August 16, 2013, 19,691,280 shares of the registrant’s Class A Common Stock were outstanding.
____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2013, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 29, 2013

PART I

ITEM 1.	BUSINESS
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing high quality branded work apparel programs, and a variety of facility products and services including floor mats, towels, mops and restroom hygiene products. We have a team of nearly 7,800 employees who operate from approximately 165 locations. These locations serve customers in 93 of the top 100 metropolitan markets across the United States and Canada.
Customers, Products and Services
We serve a diverse base of approximately 170,000 customers. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, retail, restaurants, hospitality, government, healthcare and others. We provide service to customers of almost every size, from Fortune 100 companies to small and midsize firms. No single customer represents more than 2.0% of our total revenue. We count over one million people within our customer base who wear G&K work apparel every work day.
Our customer focused relationships involve customers renting or directly purchasing uniforms and providing facility products and services to meet a variety of critical needs in the workplace, including:

•
Image – work apparel helps companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and quality to their customers. Employees in uniform are perceived as trained, competent and dependable.

•	Organization safety and security – uniforms and work apparel help identify employees working for a particular company or department.

•	Brand awareness – branded work apparel promotes a company's brand identity and allows employees in uniform to help convey a company's image.

•	Employee retention – work apparel enhances worker morale and helps build teamwork in addition to providing a tangible employee benefit.

•	Employee protection – work apparel helps protect employees from difficult environments such as heavy soils, heat, flame or chemicals.

•	Product protection – work apparel and facility services help protect products against sources of contamination in the food, pharmaceutical, and health care industries.
With a comprehensive understanding of our customers' requirements, we enhance our customers' image and safety by consistently providing superior service and high quality work apparel and facility products and services. Through proprietary tracking systems, a rigorous seven point inspection program, broad product inventories and a distinctive measuring system, we promise our customers that deliveries are complete, on time and in good repair. By utilizing advanced technology and offering simple service agreements, we strive to make certain that billing is simple, accurate and predictable. In addition, we employ communication systems and perform closed-loop customer satisfaction practices to ensure our customers' needs are met promptly.
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
We also offer complete facility services programs that provide a wide range of dust control, maintenance, hand care and hygiene products and services. They include floor mat offerings (traction control, logo, message, scraper, anti-fatigue), towel products (shop, kitchen, bar, bath, dish, continuous roll, microfiber), mop offerings (dust, microfiber, wet), fender covers, selected linen items and restroom hygiene products. Our regularly scheduled weekly service of these products and services helps our customers maintain a clean, safe and attractive environment within their facilities for their employees and customers.

Our customers also need a wide selection of branded apparel across a variety of jobs. Our comprehensive direct sale uniform programs feature custom design, procurement, efficient distribution and advanced ordering and payment capabilities. We offer a comprehensive selection of the best and hardest working brands in our industry through our uniform and catalog programs. These branded apparel programs can be used for uniform programs, employee rewards and recognition, trade shows and vendor appreciation programs.
For most of our customers, we provide weekly service, with our highly talented service professionals visiting customers' locations. This regular customer contact helps ensure we are meeting our customers' needs, while promoting strong relationships that lead to high customer retention and additional sales opportunities.
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
In the second quarter of fiscal 2013, we completed an acquisition in our rental operations business. The acquisition extends our rental operations footprint into five of the top 100 North American markets which we did not previously serve. In addition, we completed one small acquisition in fiscal 2012. We did not complete any acquisitions related to our core rental business in fiscal year 2011. The results of the acquired business have been included in our Consolidated Financial Statements since the date of acquisition. The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration of these transactions was $18.5 million and $1.3 million in fiscal 2013 and 2012, respectively. The total purchase price exceeded the estimated fair values of assets acquired and liabilities assumed by $11.0 million and $0.7 million in fiscal 2013 and 2012, respectively.
Competition
We believe customers in our industry choose providers based on the consistency of superior customer service received, hence our focus on Service Excellence. The customer-supplier relationship, unique business needs, brand awareness, quality image and improving safety are also key attributes in selecting a uniform provider. In addition, product quality, fit, comfort, price and breadth of products offered are factors in the decision process. We rank among the nation's largest work apparel providers and encounter competition from many companies in the geographic areas we serve. We compete effectively in our core work apparel and facility services business because of our focus on Delivering Uniform Service Excellence.
Manufacturing and Suppliers
We manufactured approximately 50% of the work apparel that we placed into service in fiscal year 2013. These garments are primarily manufactured in the Dominican Republic. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, towels, mops, linens and related products. Although we occasionally experience product shortages, we are not currently aware of any circumstances that would materially limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers' needs.
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
We discuss certain legal matters in this Annual Report on Form 10-K under Part I, Item 1A. Risk Factors – Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data in Note 13 entitled "Commitments and Contingencies" of "Notes to Consolidated Financial Statements." Any environmental liability relating to such matters could result in significant expenditures that, if aggregated and assumed to occur within a single fiscal period, could be material to our results of operations or financial position. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters will not have a material adverse effect on our results of operations or financial position. While we believe the possibility is remote, there is a potential that we may incur additional losses in excess of established reserves due to the imposition of clean-up obligations, the discovery of alleged contamination or other changes.
Employees
Our U.S. operations had approximately 6,500 employees as of June 29, 2013, which includes approximately 3,600 production employees and 2,900 sales, office, route and management personnel. Unions represent approximately 10% of our U.S. employees. Approximately 7% of our U.S. employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its U.S. employee relations are satisfactory.
Our Canadian operations had approximately 1,300 employees as of June 29, 2013, which includes approximately 700 production employees and 600 sales, office, route and management personnel. Unions represent approximately 65% of our Canadian employees. None of our Canadian employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its Canadian employee relations are satisfactory.
Foreign and Domestic Operations
Financial information relating to foreign and domestic operations is set forth in Note 14, "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge, as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). These reports are available on our website at http://www.gkservices.com and on the SEC's website at http://www.sec.gov. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
The statements in this section, as well as statements described elsewhere in this Annual Report on Form 10-K, or in other filings made with the Securities and Exchange Commission, describe risks that could materially and adversely affect our business, financial condition and results of operations and the trading price of our securities. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be materially affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "projects," "plans," "expects," "intends," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or governmental investigation, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law.
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
General economic conditions may adversely affect our financial performance. Continued high levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including healthcare and insurance costs, higher material costs for items, such as linens, other textiles and various raw materials, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental and direct sales and selling and administrative expenses and could adversely affect our results of operations. In addition, the costs of recent health care reform legislation are expected to be funded by a variety of taxes and fees. Some of the taxes and fees, as well as certain health care changes required by the reform legislation, are expected to result, directly or indirectly, in increased health care costs for us. It remains difficult to predict the cost impact of health care reform and, at this time, we cannot quantify the impact, if any, that the legislation may have on us due to the changing regulatory environment around this legislation and due to the government's intention to issue future unknown regulatory rules.
Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers. Service, product, design, price, quality and convenience to the customer are the primary competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which could be detrimental to our operating results. Our competitors also generally compete with us for possible acquisitions, which can increase the price for acquisitions and reduce the number of available acquisitions. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing such services. These competitive pressures could adversely affect our sales and operating results.
Risks associated with the suppliers from whom our products are sourced, and the cost of those products, could adversely affect our operating results.
The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of these products is an important factor in our financial performance. We endeavor that all of our suppliers comply with applicable laws, including, without limitation, labor and environmental laws. Our ability to secure and maintain qualified suppliers who meet our standards and to access products in a timely and efficient manner can be a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, failure to meet our supplier standards, labor problems experienced by our suppliers, the availability and cost of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. The U.S. Securities and Exchange Commission has also finalized new disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries as required by the Dodd-Frank Act. Our disclosure will be predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these new requirements could adversely affect our costs, the availability of minerals used in our products and our relationships with customers and suppliers. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.

Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operations.
The Occupational Safety and Health Act of 1970, as amended, or "OSHA," establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants, and could affect our ability to service our customers and adversely affect our results of operations.
Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.
Our operating facilities are subject to stringent environmental laws, rules and regulations relating to the protection of the environment and health and safety matters, including those governing the potential discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our business entails risks under environmental laws and regulations. We could incur significant costs, including, without limitation, clean-up costs, fines, sanctions and claims by regulators or third parties for property damage and personal injury, as a result of violations or liabilities under these laws and regulations. As a result of violations of these laws and regulations, among other things, we could be required to reduce or cease use of certain equipment and/or limit or stop production at certain facilities. These consequences could have a material adverse effect on our results of operations and financial condition and disrupt customer relationships. We are currently involved in a limited number of legal matters and remedial investigations and actions at various locations related to environmental laws and regulations. While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of environmental-related events, we believe that the cost of these environmental-related matters are not reasonably likely to have a material adverse effect on our results of operations or financial position. It is possible, however, that our future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of clean-up obligations, and the discovery of alleged contamination or changes out of our control. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
Under environmental laws, an owner or operator of real estate may be required to pay the costs of removing or remediating hazardous materials located on or emanating from property, whether or not the owner or operator knew of or was responsible for the presence of such hazardous materials. We have a number of sites on which we are currently conducting remediation projects. Also, while we regularly engage in environmental due diligence in connection with acquisitions, we can give no assurance that locations that have been acquired or leased have been operated in compliance with environmental laws and regulations during prior periods, nor can we give any assurance that existing remediation projects or future uses or conditions will not make us liable under these laws or expose us to regulatory or third-party actions, including third party suits.
Additionally, we must maintain compliance with various permits and licenses issued to us in connection with our operations, or we must apply for and obtain such permits and licenses. Any failure on our part to maintain such compliance or to apply for and receive such permits and licenses could have a material adverse effect on our ability to continue operations at a particular location. At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated, as well as the adequacy of our reserves with respect to such costs. At June 29, 2013, our reserves for environmental matters were approximately $1.7 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstances or estimates arise.
Fluctuations in demand for our products and services may adversely impact our financial results.
Continued uncertainty in global economic conditions may pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news. This could negatively impact our customers and consequently have a negative impact on our financial performance. If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and operating margin could be negatively impacted. Important factors that could cause demand for our products and services to fluctuate include:

•	changes in business and economic conditions, including downturns in specific industry segments and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;

•	competitive pressures, including pricing pressures, from companies that have competing products and services;

•	changes in customer needs;

•	changes in our customers' employment levels, which impacts the number of users of our products and services;

•	strategic actions taken by our competitors; and

•	market acceptance of our products and services.
If our customers' demand for our products and services decreases, our plant and manufacturing capacity could be underutilized, and we may be required to record an impairment of our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. A change in demand for our products and services, and changes in our customers' needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.
Legal proceedings may adversely affect our financial condition and operating results.
From time to time we are party to various legal claims and proceedings, including relating to employment and regulatory matters. Certain of these claims or proceedings or potential future proceedings, if decided adversely against us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss current lawsuits and other litigation to which we are party in greater detail under Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data in Note 13 entitled "Commitments and Contingencies" of "Notes to Consolidated Financial Statements."
Risks associated with our acquisition strategy could adversely affect our operating results.
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all operational deficiencies or material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.
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
Our success is dependent on the skills, experience and efforts of our senior management and other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our company, or if we are unable to attract and retain key personnel, our results of operations could be adversely affected.
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
Successful execution of our business plan is not assured as there are several obstacles to success, including a difficult economic environment, a competitive industry and entries by us into new markets. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.
The financial condition of multi-employer (union) pension plans in which we participate may have a material adverse effect on our financial performance.
We participate in a number of multi-employer pension plans ("MEPPs"). Also called Taft-Hartley plans, MEPPs are pension plans that are jointly trusteed by union and management of member companies and that provide benefits to an employer's unionized work force if the collective bargaining agreement between the employer and union provide for participation in the MEPP. Employers who withdraw from MEPPs remain responsible for their proportionate share of the MEPPs' unfunded vested pension benefits, an amount also known as "withdrawal liability." We have completed our withdrawal from the Central States Southeast and Southwest Areas Pension Fund ("Central States Fund"). Despite having withdrawn from the Central States Fund, we remain responsible for our withdrawal liability amount. The Central States Fund has not yet provided us with a calculation of our withdrawal liability amount and we may disagree with the Central States Fund's calculation. If that is the case, we may be required to engage in arbitration or other proceedings with the Central States Fund to determine the amount of our liability. The amount ultimately determined to be our withdrawal liability amount may be greater than the amount we have already recognized on our financial statements and the increased amount could have a material adverse effect on our financial performance.
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
We rely to a large extent upon sophisticated information technology systems and infrastructure. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others with permitted access to our systems or intrusion by unauthorized persons may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We occupy approximately 165 facilities located primarily in the United States and Canada. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items from approximately 50 facilities located in 38 cities in the United States, 9 cities in Canada and one city in Ireland. We own approximately 90% of our processing facilities, which average approximately 44,000 square feet in size.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.
The U.S. Environmental Protection Agency ("U.S. EPA") previously identified certain alleged air, water and waste-related deficiencies with respect to the operations at our facility located in Justice, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.
The U.S. Department of Labor's Office of Federal Contract Compliance Programs, or OFCCP, is, as part of its routine audit cycle, reviewing certain of our employment practices. We believe that our employment practices are lawful and nondiscriminatory. We expect that resolution of these violations at this facility will result in the entry by us and the OFCCP into a Conciliation Agreement, pursuant to which, among other things, we will make payments of back wages and, to a lesser extent, interest, to certain current and former employees. The aggregate amount of these payments is expected to be within reserved amounts. We currently have audits at an additional nine facilities where the OFCCP may claim similar violations. Currently, no formal legal proceedings with respect to these matters have been commenced, and, in any event, we do not believe that any resolution of these matters will have a material adverse effect on our results of operations or financial position.
We cannot predict the ultimate outcome of these or other similar matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of operations or financial condition is remote.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is quoted on the Global Select Market of The NASDAQ Stock Market LLC under the symbol "GK." The following table sets forth the high and low reported sale prices for the Class A Common Stock as quoted on the Global Select Market of The NASDAQ Stock Market LLC, for the periods indicated.

	High	Low
Fiscal 2013
1st Quarter	$34.17	$30.08
2nd Quarter	36.71	29.80
3rd Quarter	45.83	33.39
4th Quarter	50.02	42.57

Fiscal 2012
1st Quarter	$36.54	$25.17
2nd Quarter	31.44	24.24
3rd Quarter	34.99	28.95
4th Quarter	38.65	28.38
As of August 16, 2013, we had 746 registered holders of record of our common stock.
We paid dividends of $15.1 million, $123.9 million and $7.1 million in fiscal years 2013, 2012 and 2011, respectively. Dividends per share were $0.78, $6.585 and $0.38 in fiscal years 2013, 2012 and 2011 respectively. The fiscal year 2012 dividend includes a $6.00 per share special dividend. We anticipate regular dividends in fiscal year 2014 will total $1.08 per share, or approximately $21.0 million. Our debt agreements contain a minimum net worth covenant, which could limit the amount of cash dividends.
ISSUER PURCHASE OF EQUITY SECURITIES
As of June 29, 2013, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. At the end of fiscal year 2013, we had approximately $57.9 million remaining under this authorization. Under the program we did not repurchase any shares in fiscal years 2013, 2012 or 2011. Our debt agreements contain a minimum net worth covenant, which could limit the amount of share repurchases.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information as of June 29, 2013 with respect to equity compensation plans under which securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders (1):
Restated Equity Incentive Plan (2010) (2)	1,047,784	(3)	$23.71	(4)	803,378
Employee Plans (5)	131,849		32.43		—
1996 Directors’ Stock Option Plan	22,000		33.40		—
Total:	1,201,633		$25.01		803,378
Equity compensation plans not approved by security holders:
None	—		—		—
Total	1,201,633		$25.01		803,378

(1)	See Note 10, "Stockholders' Equity" of the Notes to the Consolidated Financial Statements.

(2)
Our Restated Equity Incentive Plan (2010) was approved at our November 4, 2010 annual meeting of shareholders. The outstanding shares listed for this plan include the initial shares authorized under our 2006 Equity Incentive Plan, as well as the additional shares authorized when the restated plan was approved.

(3)	Includes 897,784 outstanding options and 150,000 performance based restricted stock awards, which assumes the maximum number of performance share awards that may be earned.

(4)	The weighted-average exercise price does not include the performance shares discussed in note 3 above.

(5)	Includes our 1998 Stock Option and Compensation Plan.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph shows a five-year comparison of the cumulative total return on $100 invested in our Common Stock, the Standard and Poor’s ("S&P") Smallcap 600 Index and a Peer Group in the uniform services industry, consisting of Cintas Corporation and UniFirst Corporation. G&K Services is included in the S&P Smallcap 600 Index and, as a result, we believe it is a better comparison than the S&P 500 Index previously included.
The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2013	2012	2011	2010	2009
Revenues	$907,728	$869,937	$828,861	$833,592	$935,965
Net Income (Loss)	46,720	24,147	33,160	28,612	(72,464)
Per Share Data:
Basic earnings (loss) per share	2.43	1.31	1.81	1.56	(3.94)
Diluted earnings (loss) per share	2.38	1.29	1.79	1.56	(3.94)
Dividends per share:
Regular	0.780	0.585	0.380	0.300	0.280
Special	—	6.00	—	—	—
Total Assets	897,286	873,731	865,920	813,868	857,292
Long-Term Debt	175,000	218,018	95,188	160,398	224,781
Stockholders' Equity	467,008	403,059	514,906	466,896	437,356
We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year; all other fiscal years were 52 week years. Fiscal 2009 includes a $126.7 million pre-tax non-cash impairment charge primarily related to goodwill. Fiscal 2012 includes a pre-tax charge of $24.0 million associated with withdrawing from a multi-employer pension plan (see Note 12, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for further information). Fiscal year 2013 includes net pre-tax charges of $8.2 million related to restructuring and impairment charges and an increase in our estimated liability associated with the exit of a multi-employer pension plan, offset by the benefit of the change in estimated merchandise amortization lives. See Note 1, "Summary of Significant Accounting Policies" and Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest June 30. Fiscal years 2013, 2012 and 2011 were 52 week years.
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
From fiscal year 2010 through fiscal year 2012, we made broad-based improvements to our business, by pursuing a strategy which included four key elements: focusing on customer satisfaction; improving day-to-day execution; increasing our focus on cost management; and addressing underperforming locations and assets. Executing this strategy has led to significant improvements in our financial results. We have delivered positive organic revenue growth, expanded operating margins and produced strong cash flows.
In fiscal year 2013, we modified our strategy, building on the improvements made in the past. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team
To measure the progress of our strategy, in fiscal year 2010, we established two primary long-term financial objectives, which were achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted net operating income after tax, divided by the sum of total debt less cash plus stockholders' equity. In the second quarter of fiscal year 2013, we achieved the first of these two targets by achieving a 10% operating margin. As of the fourth quarter of fiscal year 2013, our ROIC expanded to 9.2%. Given we had reached one of the long-term goals and we are close to achieving the second goal, we recently announced new long-term financial goals. Our new goal is called the "12+ Plan" and includes achieving 12% operating margin, 12% ROIC and a GDP+ revenue growth rate, within a two to four year time frame. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.

Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business. During fiscal year 2013, we made one acquisition. The proforma effect of this acquisition, had it been acquired at the beginning of the fiscal year was not material. The total purchase consideration was $18.5 million. The total purchase price exceeded the fair value of assets acquired and liabilities assumed by $11.0 million.
In fiscal years 2011 and 2012, our results were adversely impacted by rising prices for commodities, especially cotton, polyester and crude oil. This contributed to a significant increase in merchandise costs. As expected, merchandise costs as a percentage of rental revenue began to gradually moderate throughout fiscal year 2013 after peaking in the first quarter.
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
Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and uncertainties. See Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements for additional discussion of the application of these and other accounting policies.
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
As a result of the change described above, we began to immediately recognize revenue related to all new invoicing for lost and damaged in service towel and linen inventory. In addition, during the three month periods ended July 3, 2010, October 2, 2010 and January 1, 2011, we continued to recognize and earn revenue (legacy revenue) associated with the refundable fees that had been collected prior to the change in business practices. As a result, we had a dual, non-recurring revenue stream occurring in these periods. As of January 1, 2011, all deferred revenue previously recorded prior to the change in business practices had either been earned or refunded to the customers. For fiscal year 2011, the effect of this change in business practice increased revenue and income from operations by $5.9 million, net income by $3.7 million and basic and diluted earnings per common share by $0.20. There were no comparable amounts recognized in fiscal years 2012 or 2013.
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
Inventories
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to four years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $2.6 million, net income by $1.7 million and basic and diluted earnings per common share by $0.09 in fiscal year 2013. In addition, based on historical purchase levels, the change is expected to increase income from operations, net income and basic and diluted earnings per common share in fiscal year 2014 by $6.4 million, $3.9 million and $0.20, respectively. The effect on years after 2014 is not expected to be material.
We estimate our reserves for inventory obsolescence by examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements; however, in the future, product lines and customer requirements may change, which could result in an increase in obsolete inventory reserves or additional inventory impairments.
During the fourth quarter of fiscal year 2013, we recorded additional inventory reserves of $3.6 million as a result of the restructuring of our Direct Sale business, and an evaluation of the recoverability of certain inventory. See Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements for additional details.
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
Accruals for environmental liabilities are included in the "Accrued expenses - Other" line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense in the period incurred.

For additional information see Note 13, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements.
Goodwill and Intangible Assets
The cost of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with us for a fixed period of time and acquired customer contracts are stated at cost less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, which ranges from five to twenty years.
We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified three reporting units within our operating segments as of the fiscal year 2013 testing date. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $270.3 million, $64.1 million and $0, respectively, at June 29, 2013. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2013, 2012 or 2011.
The goodwill impairment test is performed using a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. In the second step, we determine the implied fair value of the reporting unit's goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized for the excess.
We used a market valuation approach to determine the fair value of each reporting unit for our annual impairment test in the fourth quarter of fiscal 2013, 2012 and 2011. The results of this test indicated that the estimated fair value exceeded the carrying value of our goodwill by more than 50% for our U.S. Rental and Canadian Rental reporting units for all fiscal years and therefore no impairment existed. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off.
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the fourth quarter of fiscal year 2013, we recorded an impairment loss related to customer contracts totaling $1.6 million. See Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements for details on the impairment. There were no impairment charges for intangible assets in fiscal years 2012 or 2011.
Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
As of June 29, 2013, cumulative goodwill impairment losses total $107.0 million. Of this amount, $100.0 million was associated with our U.S. Rental operations and $7.0 million was related to our Direct Sales operations.
Insurance
We carry large deductible insurance policies for certain obligations related to health, workers' compensation, auto and general liability programs. These deductibles range from $0.4 million to $0.8 million. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change Between Years
	Years Ended			FY 2013 vs.	FY 2012 vs.
	Fiscal 2013	Fiscal 2012	Fiscal 2011	FY 2012	FY 2011
Revenues:
Rental operations	91.8%	91.4%	91.7%	4.8%	4.6%
Direct sales	8.2	8.6	8.3	(0.3)	9.0
Total revenues	100.0	100.0	100.0	4.3	5.0
Operating expenses:
Cost of rental operations	67.5	69.1	68.0	2.4	6.4
Cost of direct sales	79.4	77.5	74.1	2.1	14.1
Total cost of sales	68.5	69.8	68.5	2.4	7.1
Pension withdrawal and associated expenses	—	2.8	—	(100.0)	—
Selling and administrative	22.9	22.5	23.7	6.0	—
Income from operations	8.6	4.9	7.9	84.6	(35.3)
Interest expense	0.5	0.7	1.2	(20.0)	(40.6)
Income before income taxes	8.1	4.2	6.7	102.2	(34.4)
Provision for income taxes	2.9	1.4	2.7	119.6	(45.2)
Net income	5.1%	2.8%	4.0%	93.5%	(27.2)%
Fiscal Year 2013 Compared to Fiscal Year 2012
Fiscal Years. Our fiscal year ends on the Saturday closest to June 30. As a result, we will periodically have a fiscal year that consists of 53 weeks. Fiscal years 2013 and 2012 both had 52 weeks.
Revenues. Total revenues in fiscal year 2013 increased 4.3% to $907.7 million from $869.9 million in fiscal year 2012.
Rental revenue increased $38.0 million in fiscal year 2013, a 4.8% increase from fiscal year 2012. The increase in rental revenue was primarily driven by organic growth. Our organic rental growth rate was 4.2% compared to 5.5% in the prior fiscal year. The decline in the rental organic growth rate from the prior year was primarily due to slight decreases in new account sales and the number of uniform wearers at existing customers, offset by continued improved execution related to merchandise recovery billings and uniform preparation services. The impact of acquisitions added approximately 0.8% to our rental operations growth rate. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures, acquisitions and the previously noted modification of our revenue recognition policy compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Direct sale revenue was $74.5 million in fiscal year 2013, a 0.3% decrease from $74.7 million in fiscal year 2012. The decrease resulted from a decline in uniform purchases by existing customers in our program business, the loss of one large customer and lower catalog sales, partially offset by several large new accounts. The organic direct sale growth rate was a negative 0.3% in fiscal year 2013 compared to 9.1% in fiscal year 2012.
Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 2.4% to $562.7 million in fiscal year 2013 from $549.6 million in fiscal year 2012. As a percentage of rental revenue, our gross margin from rental sales improved to 32.5% in fiscal year 2013 from 30.9% in the prior fiscal year. Cost of rental was favorably impacted by $2.6 million or 0.3% of rental revenue due to the change in the estimated useful lives for certain in-service assets, as discussed in Note 1, "Summary of Significant Accounting Policies - Inventories" of the Notes to the Consolidated Financial Statements. Excluding this benefit, gross margin from rental sales was 32.1% and represented an improvement of 1.2%. This improvement was primarily due to continued improvements in production and delivery productivity, the favorable impact of fixed costs absorbed over a higher revenue base, lower depreciation expense and lower natural gas, motor fuel and health insurance costs. These favorable variances were partially offset by a continued and expected increase in merchandise costs.
Cost of Direct Sales. Cost of direct sales increased to $59.2 million in fiscal year 2013 from $57.9 million in fiscal year 2012. Gross margin from direct sales decreased in fiscal year 2013 to 20.6% from 22.5% in fiscal year 2012. Cost of direct sales included a $3.6 million restructuring and impairment charge as discussed in Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements, which represented 4.8% of direct sales revenue. Excluding these charges, gross margin from direct sales was 25.5% and represented an increase of 3.0%. This improvement was due to lower product costs, improved distribution productivity, lower freight costs and improved pricing discipline.
Pension Withdrawal and Associated Expenses. As discussed in Note 12, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements, we recorded a charge of $24.0 million related to a withdrawal from a multi-employer pension plan in fiscal year 2012.
Selling and Administrative. Selling and administrative expenses increased to $207.8 million in fiscal year 2013 from $196.1 million in fiscal year 2012. As a percentage of total revenues, selling and administrative expenses increased to 22.9% in fiscal year 2013 from 22.5% in fiscal year 2012. The increase was primarily driven by restructuring and impairment charges, as discussed in Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements. The restructuring costs included in selling and administrative expenses totaled $6.2 million or 0.7% of revenue. Excluding these restructuring and impairment charges, selling and administrative costs were 22.2% of total revenue and represented a decrease of 0.3% from fiscal year 2012. This decrease was due to effective cost control as we leveraged fixed costs over a higher revenue base, a decrease in depreciation and amortization expense, lower sales expenses and lower group health insurance costs. These improvements were partially offset by higher incentive compensation and bad debt expense.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	For the Fiscal Years
	2013	2012	Change
United States	$60,173	$26,157	$34,016
Canada	17,861	16,114	1,747
Total	$78,034	$42,271	$35,763
The increase in consolidated income from operations in fiscal year 2013 compared to fiscal year 2012 was primarily due to additional income from increased revenue, improved production and delivery productivity, lower depreciation and amortization expense, lower energy costs, lower selling expenses, improved direct sale margins and the absence of a $24.0 million charge related to the withdrawal from a multi-employer pension plan (MEPP), as discussed in Note 12, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements, as compared to the prior year. These improvements were offset by the restructuring and impairment charges noted above. In addition, income from operations benefited from the change in estimated useful lives for certain in-service inventory assets noted above, which favorably impacted both the United States and Canada segments. Significant changes within the operating segments are described below.

United States. Income from operations increased $34.0 million to $60.2 million in fiscal year 2013 from $26.2 million in fiscal year 2012. The increase was primarily driven by the fiscal year 2012 charge associated with the withdrawal from a MEPP noted above, as well as additional income from increased revenue, improved production and delivery productivity, lower depreciation and amortization expense, lower health insurance costs and lower selling expenses in fiscal year 2013 compared to fiscal year 2012. These improvements were partially offset by higher merchandise costs in the current year and the restructuring and impairment charges noted above. Merchandise costs were favorably impacted by approximately $2.3 million due to the change in the estimated useful lives for certain in-service assets.
Canada. Income from operations increased approximately $1.7 million to $17.9 million in fiscal year 2013 from $16.1 million in fiscal year 2012. The increase was primarily driven by additional income from increased revenue, improved production productivity, lower selling expenses and improved direct sale margins. These improvements were partially offset by higher merchandise costs in the current year. Merchandise costs were favorably impacted by approximately $0.3 million due to the change in the estimated useful lives for certain in-service assets.
Interest Expense. Interest expense was $4.9 million in fiscal year 2013 as compared to $6.1 million in fiscal year 2012. The decreased interest expense was due to lower average interest rates, the maturity of certain interest rate swaps agreements and a reduction in the amortization of debt closing costs resulting from the renewal of our unsecured revolving credit facility in fiscal year 2012. These decreases were partially offset by higher average debt balances, which were primarily driven by the declaration of the special dividend in April 2012.
Provision for Income Taxes. Our effective tax rate for fiscal year 2013 increased to 36.1% from 33.3% in fiscal year 2012. The current year tax rate is lower than our statutory rate, including state income taxes, primarily due to the decrease in reserves for uncertain tax positions due to the settlement of certain federal income tax examinations and expiration of certain tax statutes, as discussed in Note 11, "Income Taxes" of the Notes to the Consolidated Financial Statements. The prior year tax rate was lower than our statutory rate, including state income taxes, primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and lower pretax income, offset by additional reserves established for uncertain tax positions.
Fiscal Year 2012 Compared to Fiscal Year 2011
Fiscal Years. Our fiscal year ends on the Saturday closest to June 30. As a result, we will periodically have a fiscal year that consists of 53 weeks. Fiscal years 2012 and 2011 both had 52 weeks.
Revenues. Total revenues in fiscal year 2012 increased 5.0% to $869.9 million from $828.9 million in fiscal year 2011.
As previously disclosed, fiscal year 2011 included additional revenue of $5.9 million related to the change in our business practices and the resulting modification of our revenue recognition policy related to certain replacement fees. Excluding this item, total revenue in fiscal year 2012 increased $46.9 million or 5.7%.
Rental revenue increased $34.9 million in fiscal year 2012, a 4.6% increase from fiscal year 2011. Excluding the impact of the change in our business practices and the resulting modification of our revenue recognition policy noted above, rental revenue increased $40.8 million or 5.4%. The increase in rental revenue was primarily driven by continued improvement in our organic growth rate, partially offset by a $0.6 million unfavorable impact of foreign currency translation rates. Our organic rental growth rate was 5.5% compared to 0.75% in the prior fiscal year. The improvement in the rental organic growth rate was driven by virtually all components of organic growth, including continued strong new account sales, pricing, customer retention and customer employment levels.
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
Pension Withdrawal and Associated Expenses. As discussed in Note 12, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements, we recorded a charge of $24.0 million related to a withdrawal from a multi-employer pension plan in fiscal year 2012.
Selling and Administrative. Selling and administrative expenses remained flat at $196.1 million in fiscal year 2012. As a percentage of total revenues, selling and administrative expenses decreased to 22.5% in fiscal year 2012 from 23.7% in fiscal year 2011. The decrease is primarily related to effective cost control as we leveraged costs over a higher revenue base, a decrease in depreciation expense associated with certain assets becoming fully depreciated and lower selling costs. These items were partially offset by $2.1 million of additional share-based compensation expense associated with an equitable adjustment to stock options resulting from our special dividend (see Note 10, "Stockholders' Equity" of the Notes to the Consolidated Financial Statements for additional information) and costs associated with continued restructuring of several businesses.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	For the Fiscal Years
	2012	2011	Change
United States	$26,157	$51,709	$(25,552)
Canada	16,114	13,666	2,448
Total	$42,271	$65,375	$(23,104)
The decrease in consolidated income from operations in fiscal year 2012 compared to fiscal year 2011 was primarily due to a $24.0 million charge related to the withdrawal from a multi-employer pension plan (MEPP), as discussed in Note 12, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements. In addition, fiscal year 2011 included a previously disclosed $5.9 million benefit from a change in our business practices regarding the replacement of certain lost or damaged in-service towel and linen inventory, as discussed in Note 1, "Summary of Significant Accounting Policies - Revenue Recognition," of the Notes to the Consolidated Financial Statements that did not recur in fiscal year 2012. Significant changes within the operating segments are also described below.
United States. Income from operations decreased approximately $25.6 million to $26.2 million in fiscal year 2012 from $51.7 million in fiscal year 2011. The decrease was primarily driven by the fiscal year 2012 charge associated with the withdrawal from a MEPP noted above as well as the absence of the benefit in fiscal year 2012 from the change in business practices regarding the replacement of certain lost or damaged in-service towel and linen inventory noted above that occurred in fiscal year 2011. These unfavorable fiscal year 2012 variances were offset by increased revenue, improved production and delivery productivity, lower depreciation and amortization expense and lower selling expenses in fiscal year 2012 compared to fiscal year 2011.
Canada. Income from operations increased $2.4 million to $16.1 million in fiscal year 2012 from $13.7 million in fiscal year 2011. The increase in fiscal year 2012 was primarily driven by increased revenue and improved production and delivery productivity compared to fiscal year 2011. These favorable fiscal year 2012 variances were offset by the absence of the benefit in fiscal year 2012 from the change in business practices regarding the replacement of certain lost or damaged in-service towel and linen inventory noted above that occurred in fiscal year 2011.
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
Provision for Income Taxes. Our effective tax rate for fiscal year 2012 decreased to 33.3% from 39.9% in fiscal year 2011. The tax rate in fiscal year 2012 was lower than our statutory rate, including state income taxes, primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, offset by additional reserves established for uncertain tax positions. The tax rate in fiscal year

2011 was higher than our statutory tax rate primarily due to the write-off of deferred tax assets associated with equity compensation, offset by the decrease in tax reserves for uncertain tax positions due to the expirations of certain tax statutes.
Liquidity, Capital Resources and Financial Condition
Financial Condition. Our financial condition is strong. In assessing our financial condition, we consider factors such as working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our operations through a combination of cash flow from operations and debt financing. We believe we have sufficient access to capital markets to fund our operations. During fiscal year 2013, we reported record annual cash flow from operations of $112.1 million.
Our primary sources of cash are net cash flows from operations and borrowings under our debt arrangements. Primary uses of cash are capital expenditures, dividends, acquisitions, working capital needs, payments on indebtedness and general corporate purposes.
Working capital at June 29, 2013 was $178.1 million, a $5.1 million decrease from $183.2 million at June 30, 2012. The decrease in working capital was primarily due to a decrease in new goods inventory and an increase in accrued liabilities, partially offset by an increase in cash. As of June 29, 2013, all of our outstanding long-term debt had fixed maturities exceeding two years. As a result, excess cash generated from operations has resulted in an increase in our cash balance. Approximately $25.3 million of our available cash was held in our Canadian subsidiaries. None of this amount was considered to be permanently reinvested and therefore could be repatriated without significant tax consequences.
Operating Activities. Net cash provided by operating activities was $112.1 million, $73.0 million and $67.0 million in fiscal years 2013, 2012 and 2011, respectively. Cash provided by operations in fiscal year 2013 increased primarily due to higher net income and improvements in working capital, especially lower investments in inventory, partially offset by higher tax payments. Cash provided by operations in fiscal year 2012 increased primarily due to increased net income (excluding the impact of the primarily non-cash pension withdrawal charge) and a decrease in the growth in inventory spending to support our revenue increase.
Investing Activities. Net cash used for investing activities was $54.1 million, $35.1 million and $20.7 million in fiscal years 2013, 2012 and 2011, respectively. The increase in fiscal year 2013 over fiscal year 2012 was primarily due to a business acquisition in the second quarter of fiscal year 2013. The increase in fiscal year 2012 over fiscal year 2011 was primarily due to a new plant site to support our growth and a new plant efficiency tracking tool.
Financing Activities. Net cash used for financing activities was $38.0 million, $40.7 million and $32.3 million in fiscal years 2013, 2012 and 2011, respectively. Cash used for financing activities in fiscal year 2013 was primarily for repayments on our revolving credit facility due to strong cash flow and payment of dividends, offset by the issuance of $100.0 million private placement notes and proceeds from the issuance of common stock under stock option plans. Cash used for financing activities in fiscal year 2012 was primarily for the payment of dividends, including our special dividend of $6.00 per share. This was offset by borrowing under our revolving credit facility. Cash used for financing activities in fiscal year 2011 was primarily for repayment of debt and payment of dividends. We paid dividends of $15.1 million, $123.9 million and $7.1 million in fiscal years 2013, 2012 and 2011, respectively. Dividends per share were $0.78, $6.585 and $0.38 in fiscal years 2013, 2012 and 2011, respectively. The dividends per share in fiscal year 2012 included regular quarterly dividends of $0.585 and a special dividend of $6.00. We anticipate regular dividends in fiscal year 2014 will total $1.08 per share, totaling approximately $21.0 million.
Capital Structure. Total debt was $175.0 million at June 29, 2013, a decrease of $43.2 million from the prior year balance of $218.2 million. The decrease in debt was driven primarily by strong cash flow and the issuance of common stock under stock option plans. The ratio of debt to capitalization (total debt divided by the sum of the stockholders' equity plus total debt) decreased to 27.3% at June 29, 2013, from 35.1% at June 30, 2012.
We believe that we will be able to fund all currently anticipated cash requirements for fiscal year 2014, including scheduled debt repayments, new investments in the business, dividend payments, and possible business acquisitions, from operating cash flow and our revolving credit facility.
We have a $250.0 million, five-year unsecured revolving credit facility ("$250M Revolver") with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at adjusted LIBOR for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio. Additionally, we have access to a swingline facility under this line of credit as well as alternative base rate borrowings that are priced based on an agreed upon baseline rate plus a spread determined by the same consolidated leverage ratio.

As of June 29, 2013, there were no borrowings outstanding under this facility. The unused portion of this facility may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of June 29, 2013, letters of credit outstanding under this facility totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of this facility based on a leverage ratio calculated on a quarterly basis. At June 29, 2013 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with the material covenants required by the terms of this facility as of June 29, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.60
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	25.91
Minimum Net Worth	$377.8	$467.0
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75.0 million variable rate unsecured private placement notes.
We have $75.0 million of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 29, 2013, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.88%. As mentioned above, we have a minimum net worth covenant, which could limit the amount of dividends and share repurchases in any given period.
We maintain a $50.0 million accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of June 29, 2013, there were no borrowings outstanding under this securitization facility and there were $26.2 million of letters of credit outstanding, primarily related to our property and casualty insurance programs.
On April 15, 2013, we issued $100.0 million of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") through a private placement transaction. We issued $50.0 million of the notes with a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes with a fixed interest rate of 3.88% per annum maturing on April 15, 2025. Interest on the notes is payable semiannually. As of June 29, 2013, the outstanding balance of the notes was $100.0 million at an all-in rate of 3.81%.
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
See Note 6, "Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders' equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 29, 2013, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with this facility. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
The following table summarizes our cash payment obligations as of June 29, 2013 for the next five fiscal years and thereafter (in thousands):

	Less than one year	One to three years	Three to five years	After five years	Total
$250M Revolver	$—	$—	$—	$—	$—
$50M A/R Line	—	—	—	—	—
$75M Variable Rate Notes	—	75,000	—	—	75,000
$100M Fixed Rate Notes	—	—	—	100,000	100,000
Other debt arrangements, including capital leases	18	—	—	—	18
Operating leases	27,814	39,037	21,514	16,806	105,171
Multi-employer pension payments (including interest)	2,405	5,758	4,125	21,412	33,700
Retirement benefit payments	2,903	6,310	7,395	24,020	40,628
Estimated interest payments related to credit facilities	5,812	9,880	8,710	22,684	47,086
Total contractual cash obligations	$38,952	$135,985	$41,744	$184,922	$401,603
We calculated the estimated interest payments related to credit facilities by using the total debt balance outstanding as of June 29, 2013, and applying the interest rates in effect at that time to future periods.
As of June 29, 2013, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 6, "Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements for further discussion.
At June 29, 2013, we had approximately $273.1 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $239.3 million due to debt covenant limitations. Our revolving credit facility contributes $215.5 million of liquidity and our accounts receivable securitization facility contributes $23.8 million. We anticipate that our cash flows from operations and available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2014. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal year 2014 will be approximately $40.0-$45.0 million.
Off Balance Sheet Arrangements
At June 29, 2013, we had $26.8 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $105.2 million related to facility, equipment and vehicle leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.
Pension Obligations
Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits will not occur beyond this date. We anticipate making cash contributions of approximately $2.0 million in fiscal year 2014.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. We estimated that the pension plan assets will generate a long-term rate of return of 7.25%, 7.50% and 7.75% at June 29, 2013, June 30, 2012 and July 2, 2011, respectively. These rates were developed by evaluating input from our outside actuary and reference to historical performance and long-term inflation assumptions. The expected long-term rate of return on plan assets at June 29, 2013 is based on an allocation of equity and fixed income securities. As part of our assessment of the expected return on plan assets, we considered historical asset performance, and concluded that a reduction to our long term rate to 7.25% was appropriate. Decreasing the expected long-term rate of return by 0.50% (from 7.25% to 6.75%) would increase our estimated 2014 pension expense by approximately

$0.3 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 5.25%, 4.30% and 5.70% at June 29, 2013, June 30, 2012 and July 2, 2011, respectively. Our independent actuary determines the discount rate by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.50% (from 5.25% to 4.75%) would increase our accumulated benefit obligation at June 29, 2013 by approximately $6.4 million and increase the estimated fiscal year 2014 pension expense by approximately $0.6 million.
Future changes in the expected return on plan asset, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.
Multi-Employer Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans ("MEPPs"). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under applicable accounting rules, we are not required to record a liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur.
Central States MEPP -
In the third quarter of fiscal year 2012, we concluded negotiations with a union to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund ("Central States MEPP") for two locations and also closed two redundant branch facilities that participated in the Central States MEPP. During fiscal year 2013, we successfully concluded negotiations to discontinue participation at the remaining three locations and have submitted a formal notice of withdrawal from the plan. As a result of these actions, we have completely discontinued our participation in the Central States MEPP.
Employer's accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24.0 million. This charge included the discounted actuarial value of the total estimated withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. In the fourth quarter of fiscal year 2013, we completed our negotiation with the final location and we received updated information related to our withdrawal liability. As a result, we recorded an additional withdrawal liability of $1.0 million. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. These potential changes could have a material impact on our results of operations and financial condition.
Other MEPPs -
In fiscal year 2011, local union members at two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the associated MEPP and we recorded a charge of $1.0 million.
As of June 29, 2013, we continue to participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $4.0 million to $5.5 million.
A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control. As evidenced by the negotiations above, we could also trigger the liability by successfully negotiating with a union to discontinue participation in the MEPP. If a future withdrawal from the plan occurs, we will record our estimated discounted share of any unfunded vested benefits in the period in which the withdrawal occurs.
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

Significant increases in energy costs, specifically natural gas and gasoline, and other commodities, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.0% of our total revenue.
Restructuring and Impairment Charges
In the fourth quarter of fiscal year 2013, we closed one of our rental facilities and restructured our direct sale business. The rental facility had become redundant as a result of the acquisition we made earlier in the fiscal year. In addition, we made the decision to transition our GKdirect Catalog business to a third-party catalog offering and outsource the fulfillment operations. This change resulted in the discontinuance of certain product offerings and the establishment of $1.4 million of lower of cost or market reserves to reduce the carrying amount of inventory to its estimated net realizable value. In addition, we incurred charges for equipment write-downs and severance related to the closure of the distribution center. Also, as part of our annual fourth quarter impairment test and recent changes in our GKdirect Program business, we identified certain impairment indicators that required us to perform an assessment of the recoverability of the long-lived assets related to the business. As part of this assessment, we determined that the carrying value of certain long-lived assets exceeded their fair values. The estimated fair values were determined using a discounted cash flow approach. This analysis resulted in the impairment of certain long-lived assets, including computer software, customer contracts and other property and equipment. Finally, the changes to our GKdirect Program business noted above resulted in an evaluation of the recoverability of related inventory. As part of this evaluation we established $2.2 million of additional reserves to reduce inventory to its net realizable value based on our updated business plan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at June 29, 2013 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at June 29, 2013 was an unrealized loss of $1.1 million.
As of June 29, 2013, all of our outstanding debt is either at a fixed rate or a variable rate that has been modified with interest rate swap agreements. As a result, we believe forecasted interest expense would not change as a result of changes in interest rates.
For additional information regarding our debt see Note 4, "Long-Term Debt" of the Notes to the Consolidated Financial Statements as well as the Liquidity, Capital Resources and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have used derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of June 29, 2013, we have no outstanding derivative financial instruments related to gasoline and diesel fuel.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of unleaded gasoline and diesel fuel. The analysis used gasoline and diesel prices at June 29, 2013 and forecasted purchases over the next twelve months. For each one percentage point increase or decrease in gasoline and diesel prices under these assumptions, our gasoline and diesel costs would change by approximately $0.2 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of "normal purchase" and, therefore, are not considered derivative instruments for accounting purposes.

Foreign Currency Exchange Risk
Our only material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders' equity and are included in the "Accumulated other comprehensive income" line item of the Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Following is a summary of the results of operations for each of the quarters within the fiscal years ended June 29, 2013 and June 30, 2012. All amounts are in thousands, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth
2013
Revenues	$222,428	$229,174	$226,631	$229,495
Gross Profit	69,423	71,852	71,405	73,160
Income from Operations	19,548	22,856	21,307	14,323
Net Income	11,894	13,221	13,582	8,023
Basic Earnings per Share	0.63	0.69	0.70	0.41
Diluted Earnings per Share	0.62	0.68	0.69	0.40
Dividends per Share	0.195	0.195	0.195	0.195
2012
Revenues	$209,723	$217,064	$218,809	$224,341
Gross Profit	64,221	64,462	64,712	68,984
Income (Loss) from Operations	15,475	16,954	(9,582)	19,424
Net Income (Loss)	8,293	9,466	(4,800)	11,188
Basic Earnings (Loss) per Share	0.45	0.51	(0.26)	0.60
Diluted Earnings (Loss) per Share	0.45	0.51	(0.26)	0.59
Dividends per Share:
Regular	0.130	0.130	0.130	0.195
Special	—	—	—	6.00
Our fiscal year ends on the Saturday nearest June 30, and consists of 52-53 weeks. Fiscal years 2013 and 2012 were 52 week years. The third quarter of fiscal 2012 includes a pre-tax charge of $24,004 associated with withdrawing from a multi-employer pension plan (see Note 12, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for further information). The fourth quarter of fiscal 2013 includes net pre-tax charges of $8,228 related to restructuring and impairment charges and an increase in our estimated liability associated with the exit of a multi-employer pension plan, offset by the benefit of the change in estimated merchandise amortization lives. See Note 1, "Summary of Significant Accounting Policies" and Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements for further information.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for G&K Services, Inc. ("the Company") as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting was designed under the supervision of the Company's principal executive officer, principal financial officer, principal accounting officer and other members of management, and effected by the Company's Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Our management completed an assessment of the Company's internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 29, 2013.
Ernst & Young LLP, the Company's independent registered public accounting firm that audited the consolidated financial statements and schedule and the effectiveness of the Company's internal control over financial reporting, has issued an unqualified attestation report on the Company's effectiveness of internal control over financial reporting, as stated in their report which is included herein.
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
August 23, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
G&K Services, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. and Subsidiaries (the Company) as of June 29, 2013 and June 30, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. and Subsidiaries at June 29, 2013 and June 30, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 23, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 23, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
G&K Services, Inc. and Subsidiaries
We have audited G&K Services, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, G&K Services, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 29, 2013 and June 30, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 29, 2013, and our report dated August 23, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 23, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands, except per share data)	June 29, 2013	June 30, 2012	July 2, 2011
Revenues
Rental operations	$833,185	$795,199	$760,304
Direct sales	74,543	74,738	68,557
Total revenues	907,728	869,937	828,861
Operating Expenses
Cost of rental operations	562,720	549,622	516,631
Cost of direct sales	59,168	57,936	50,779
Pension withdrawal and associated expenses	—	24,004	—
Selling and administrative	207,806	196,104	196,076
Total operating expenses	829,694	827,666	763,486
Income from Operations	78,034	42,271	65,375
Interest expense	4,864	6,082	10,240
Income before Income Taxes	73,170	36,189	55,135
Provision for income taxes	26,450	12,042	21,975
Net Income	$46,720	$24,147	$33,160
Basic Earnings per Common Share	$2.43	$1.31	$1.81
Diluted Earnings per Common Share	$2.38	$1.29	$1.79
Weighted average number of shares outstanding, basic	18,970	18,494	18,355
Weighted average number of shares outstanding, diluted	19,292	18,731	18,497
Dividends Declared per Share	$0.780	$6.585	$0.380
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands)	June 29, 2013	June 30, 2012	July 2, 2011
Net income	$46,720	$24,147	$33,160
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax $(2,257), $0 and $0, respectively	(6,459)	(7,175)	12,525
Pension benefit liabilities, net of tax $7,297, $(8,496) and $1,681, respectively	12,109	(13,582)	2,618
Derivative financial instruments gain (loss) recognized, net of tax $870, $(302) and $(497), respectively	1,462	(491)	(791)
Derivative financial instruments loss reclassified, net of tax $227, $674 and $1,905, respectively	382	1,097	3,085
Total other comprehensive income (loss), net of tax	7,494	(20,151)	17,437
Total comprehensive income	$54,214	$3,996	$50,597

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	June 29, 2013	June 30, 2012
(In thousands, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$38,590	$19,604
Accounts receivable, less allowance for doubtful accounts of $3,135 and $2,666	90,989	93,064
Inventories, net	165,006	178,226
Other current assets	13,810	12,134
Current income taxes receivable	—	105
Total current assets	308,395	303,133
Property, Plant and Equipment
Land	33,195	33,084
Buildings and improvements	165,621	162,873
Machinery and equipment	340,258	326,691
Automobiles and trucks	9,474	8,546
Less accumulated depreciation	(354,392)	(343,354)
Total property, plant and equipment	194,156	187,840
Other Assets
Goodwill	334,393	325,336
Customer contracts and non-competition agreements, net	8,847	12,435
Other noncurrent assets	51,495	44,987
Total other assets	394,735	382,758
Total assets	$897,286	$873,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$41,655	$41,358
Accrued expenses
Compensation and employee benefits	47,224	43,168
Other	34,678	26,734
Deferred income taxes	6,729	8,439
Current maturities of long-term debt	18	206
Total current liabilities	130,304	119,905
Long-Term Debt, net of Current Maturities	175,000	218,018
Deferred Income Taxes	19,894	5,473
Accrued Income Taxes	9,726	11,339
Pension Withdrawal Liability	22,059	23,562
Other Noncurrent Liabilities	73,295	92,375
Total liabilities	430,278	470,672
Commitments and Contingencies (Notes 12 and 13)
Stockholders' Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000 shares authorized, 19,683 and 18,900 shares issued and outstanding	9,842	9,450
Additional paid-in capital	44,872	20,447
Retained earnings	402,905	371,267
Accumulated other comprehensive income	9,389	1,895
Total stockholders' equity	467,008	403,059
Total liabilities and stockholders' equity	$897,286	$873,731
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders' Equity
Balance July 3, 2010	18,581	$9,292	$8,009	$444,986	$4,609	$466,896
Comprehensive income:
Net income	—	—	—	33,160	—	33,160
Other comprehensive income	—	—	—	—	17,437	17,437
Comprehensive income						50,597
Issuance of common stock under stock plans, net of income tax	162	80	615	—	—	695
Equity based compensation	—	—	4,175	—	—	4,175
Shares associated with tax withholdings under our employee equity incentive plan	(15)	(8)	(344)	—	—	(352)
Cash dividends ($0.38 per share)	—	—	—	(7,105)	—	(7,105)
Balance July 2, 2011	18,728	9,364	12,455	471,041	22,046	514,906
Comprehensive income:
Net income	—	—	—	24,147	—	24,147
Other comprehensive loss	—	—	—	—	(20,151)	(20,151)
Comprehensive income						3,996
Issuance of common stock under stock plans, net of income tax	202	101	2,757	—	—	2,858
Equity based compensation	—	—	6,037	—	—	6,037
Shares associated with tax withholdings under our employee equity incentive plan	(30)	(15)	(802)	—	—	(817)
Cash dividends ($6.585 per share)	—	—	—	(123,921)	—	(123,921)
Balance June 30, 2012	18,900	9,450	20,447	371,267	1,895	403,059
Comprehensive income:
Net income	—	—	—	46,720	—	46,720
Other comprehensive income	—	—	—	—	7,494	7,494
Comprehensive income						54,214
Issuance of common stock under stock plans, net of income tax	807	404	19,997	—	—	20,401
Equity based compensation	—	—	5,001	—	—	5,001
Shares associated with tax withholdings under our employee equity incentive plan	(24)	(12)	(801)	—	—	(813)
Tax benefit related to equity based compensation	—	—	228	—	—	228
Cash dividends ($0.78 per share)	—	—	—	(15,082)	—	(15,082)
Balance June 29, 2013	19,683	$9,842	$44,872	$402,905	$9,389	$467,008
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands)	June 29, 2013	June 30, 2012	July 2, 2011
Operating Activities:
Net income	$46,720	$24,147	$33,160
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	32,175	33,983	37,600
Deferred income taxes	1,059	2,775	982
Share-based compensation	5,001	6,037	4,175
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	1,201	(2,237)	(1,907)
Inventories	15,032	(14,481)	(27,434)
Accounts payable and accrued expenses	12,581	8,975	21,919
Other	(1,670)	(9,929)	(1,491)
Pension withdrawal liability	—	23,703	—
Net cash provided by operating activities	112,099	72,973	67,004
Investing Activities:
Property, plant and equipment additions, net	(35,524)	(34,026)	(20,670)
Acquisition of businesses, net of cash	(18,589)	(1,087)	—
Net cash used for investing activities	(54,113)	(35,113)	(20,670)
Financing Activities:
Repayments of long-term debt	(591)	(729)	(1,025)
Proceeds from issuance of long-term debt	100,000	—	—
(Repayments of) Proceeds from revolving credit facilities, net	(143,000)	81,944	(24,500)
Cash dividends paid	(15,082)	(123,921)	(7,105)
Net issuance of common stock, under stock option plans	20,401	2,858	695
Purchase of common stock	(813)	(817)	(352)
Excess tax benefit from share-based compensation	1,068	—	—
Net cash used for financing activities	(38,017)	(40,665)	(32,287)
Increase (Decrease) in Cash and Cash Equivalents	19,969	(2,805)	14,047
Effect of Exchange Rates on Cash	(983)	(565)	153
Cash and Cash Equivalents:
Beginning of year	19,604	22,974	8,774
End of year	$38,590	$19,604	$22,974
Supplemental Cash Flow Information:
Cash paid for -
Interest	$3,584	$4,893	$8,455
Income taxes	$17,634	$3,283	$9,907
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
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
Our fiscal year ends on the Saturday nearest June 30. All references herein to "2013", "2012" and "2011", refer to the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively. Fiscal years 2013, 2012 and 2011 consisted of 52 weeks.
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
Reclassifications
As of June 29, 2013, we reclassified certain incentive compensation, group health insurance and other compensation and benefit related accrued expenses in the June 30, 2012 Consolidated Balance Sheets to conform to the current year presentation. The line items impacted were "Accrued expenses - Compensation and employee benefits" and "Accrued expenses - Other." These reclassifications had no impact on previously reported current liabilities, total liabilities or stockholders' equity. The following table summarizes the changes to originally reported amounts in the fiscal year 2012 Consolidated Balance Sheets.

	As Previously Reported	Reclassifications	As Reclassified
Accrued expenses:
Compensation and employee benefits	28,377	14,791	43,168
Other	41,525	(14,791)	26,734
Total accrued expenses	69,902	—	69,902
Cash and Cash Equivalents
We consider all investments purchased with an original maturity of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized as an amount equal to anticipated future write-offs, is based on the age of outstanding balances, analysis of specific accounts, historical bad debt experience and current economic trends. We generally write-off uncollectible accounts receivable after all avenues of collection have been exhausted. The methodology used to determine the allowance for doubtful accounts has been consistently applied for all periods presented.

Inventories
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out (FIFO) cost or market, net of any reserve for obsolete or excess inventory. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, primarily on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to four years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate in fiscal year 2013 increased income from operations by $2,605, net income by $1,655 and basic and diluted earnings per common share by $0.09.
We estimate our reserves for inventory obsolescence by examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for additional inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements; however, in the future, product lines and customer requirements may change, which could result in an increase in obsolete inventory reserves or additional inventory impairments.
During the fourth quarter of fiscal year 2013, we recorded additional inventory reserves of $3,611 related to the restructuring of our Direct Sale businesses, and an evaluation of the recoverability of certain inventory. See Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements for additional details.
The components of inventories as of June 29, 2013 and June 30, 2012 are as follows:

	June 29, 2013	June 30, 2012
Raw Materials	$11,583	$14,759
Work in Process	1,846	1,640
Finished Goods	44,156	57,943
New Inventories	57,585	74,342
Merchandise In Service	107,421	103,884
Total Inventories	$165,006	$178,226
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is generally computed using the straight-line method over the following estimated useful lives:

Life (Years)
Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10
Costs of significant additions, renewals and betterments, including external and certain internal computer software development costs, are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense for fiscal years 2013, 2012 and 2011 was $28,112, $29,014 and $32,003, respectively and includes amortization of assets recorded under capital leases.

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
Accruals for environmental liabilities are included in the "Accrued expenses - Other" line item in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense in the period incurred.
For additional information see Note 13, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements.
Goodwill and Intangible Assets
The cost of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with us for a fixed period of time and acquired customer contracts are stated at cost less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, which ranges from five to twenty years.
We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified three reporting units within our operating segments as of the fiscal year 2013 testing date. Our reporting units are U.S. Rental operations, Canadian Rental operations and Direct Sales operations. The associated goodwill balances were $270,306, $64,087 and $0, respectively, at June 29, 2013. There have been no changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2013, 2012 or 2011.
The goodwill impairment test is performed using a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. In the second step, we determine the implied fair value of the reporting unit's goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized for the excess.
We used a market valuation approach to determine the fair value of each reporting unit for our annual impairment test in the fourth quarter of fiscal 2013, 2012 and 2011. The results of this test indicated that the estimated fair value exceeded the carrying value of our goodwill by more than 50% for our U.S. Rental and Canadian Rental reporting units for all fiscal years and therefore no impairment existed. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off.
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the fourth quarter of fiscal year 2013, we recorded an impairment loss related to customer contracts totaling $1,626. See Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated

Financial Statements for details on the impairment. There were no impairment charges for intangible assets in fiscal years 2012 or 2011.
As of June 29, 2013, cumulative goodwill impairment losses total $107,000. Of this amount, $100,000 was associated with our U.S. Rental operations and $7,000 was related to our Direct Sales operations.
Retirement Plan Assets
Retirement plan assets consist of equity and fixed income investment funds, common stock and life insurance contracts, which are stated at their fair value. For additional information see Note 12, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements.
Foreign Currency
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within "Accumulated other comprehensive income" in stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings for the period and were not material in fiscal years 2013, 2012 or 2011.
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
As a result of the change described above, we began to immediately recognize revenue related to all new invoicing for lost and damaged in service towel and linen inventory. In addition, during the three month periods ended July 3, 2010, October 2, 2010 and January 1, 2011, we continued to recognize and earn revenue (legacy revenue) associated with the refundable fees that had been collected prior to the change in business practices. As a result, we had a dual, non-recurring revenue stream occurring in these periods. As of January 1, 2011, all deferred revenue previously recorded prior to the change in business practices had either been earned or refunded to the customers. For fiscal year 2011, the effect of this change in business practice increased revenue and income from operations by $5,929, net income by $3,698 and basic and diluted earnings per common share by $0.20. There were no comparable amounts recognized in fiscal years 2012 or 2013.
Insurance
We carry large deductible insurance policies for certain obligations related to health, workers' compensation, auto and general liability programs. These deductibles range from $350 to $750. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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
Derivative Financial Instruments
In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk and manage the total debt that is subject to variable and fixed interest rates. These interest rate swap contracts modify our exposure to interest rate risk by converting variable rate debt to a fixed rate or by locking in the benchmark interest rate on forecasted issuances of fixed rate swap contracts as cash flow hedges of the interest related to variable and fixed rate debt.
All derivative financial instruments are recognized at fair value and are recorded in the "Other current assets" or "Accrued expenses - Other" line items in the Consolidated Balance Sheets.
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value on the derivative financial instrument is reported as a component of "Accumulated other comprehensive income" and reclassified into the "Interest expense" line item in the Consolidated Statements of Operations in the same period as the expenses from the cash flows of the hedged items are recognized. Cash payments or receipts are included in "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows in the same period as the cash is settled. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.
We do not engage in speculative transactions or fair value hedging nor do we hold or issue financial instruments for trading purposes.
Share-based Payments
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. See Note 10, "Stockholders' Equity" of the Notes to the Consolidated Financial Statements for further details.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. The Company's adoption of this guidance in the first quarter of fiscal year 2013, resulted in a change in the presentation of the Company's consolidated financial statements but did not have any effect on the Company's results of operations or financial position.

In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. This new guidance will be effective for us in the first quarter of fiscal 2014 and will not have any effect on the Company's results of operations or financial position.
2. Acquisitions
In the second quarter of fiscal year 2013, we completed an acquisition in our rental operations business. The results of the acquired business have been included in our Consolidated Financial Statements since the date of acquisition. The acquisition extends our rental operations footprint into five of the top 100 North American markets which we did not previously serve. The acquisition date fair value of the consideration transferred totaled $18,488, which consisted entirely of cash.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the acquisition date.

Accounts receivable and inventory	$2,206
Property, plant and equipment	3,291
Customer lists	2,250
Accrued expenses	(253)
Goodwill	10,994
Net assets acquired	$18,488
The $2,250 that was assigned to customer lists is subject to a weighted-average useful life of approximately 8 years. The $10,994 of goodwill has been assigned to the U.S. Rental operations reporting unit within the United States operating segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the acquired business. All of the goodwill is expected to be deductible for income tax purposes.
The proforma effects of this acquisition, had it been acquired at the beginning of the fiscal year, was not material. The amount of revenue related to the acquired business that has been included in our Consolidated Statements of Operations for fiscal year 2013 was $5,831. The amount of earnings, after deducting integration costs and the related interest on the additional borrowings, was not material during the period.
3. Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of July 2, 2011	$258,738	$69,481	$328,219
Acquisitions	666	—	666
Foreign currency translation and other	(43)	(3,506)	(3,549)
Balance as of June 30, 2012	$259,361	$65,975	$325,336
Acquisitions	10,994	—	10,994
Foreign currency translation and other	(49)	(1,888)	(1,937)
Balance as of June 29, 2013	$270,306	$64,087	$334,393
There were no impairment losses recorded in fiscal year 2013 or fiscal year 2012.
Other intangible assets, which are included in "Other assets" on the Consolidated Balance Sheet, are as follows:

	June 29, 2013	June 30, 2012
Customer contracts and non-competition agreements	$125,996	$126,018
Accumulated amortization	(117,149)	(113,583)
Net	$8,847	$12,435

The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $4,063, $4,968 and $5,597 for fiscal years 2013, 2012 and 2011, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of June 29, 2013 is as follows:

2014	$2,626
2015	1,922
2016	1,367
2017	1,165
2018	383
4. Long-Term Debt
Debt as of June 29, 2013 and June 30, 2012 includes the following:

	2013	2012
Borrowings under $250M Revolver	$—	$114,400
Borrowings under $75M Variable Rate Notes	75,000	75,000
Borrowings under $50M A/R Line	—	28,600
Borrowings under $100M Fixed Rate Notes	100,000	—
Capital leases and other	18	224
	175,018	218,224
Less current maturities	(18)	(206)
Total long-term debt	$175,000	$218,018
We have a $250,000, unsecured revolving credit facility ("$250M Revolver") with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted London Interbank Offered Rate ("LIBOR") for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio. Additionally, we have access to a swingline facility under this line of credit as well as alternative base rate borrowings that are priced based on an agreed upon baseline rate plus a spread determined by the same consolidated leverage ratio.
As of June 29, 2013, there were no borrowings outstanding under this facility. The unused portion of this facility may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50,000 in letters of credit. As of June 29, 2013 letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of this facility based on a leverage ratio calculated on a quarterly basis. At June 29, 2013 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with the material covenants required by the terms of this facility as of June 29, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.60
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	25.91
Minimum Net Worth	$377,808	$467,008
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75,000 variable rate unsecured private placement notes.

We have $75,000 of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 29, 2013, the outstanding balance of the notes was $75,000 at an all-in rate of 0.88%. As mentioned above, we have a minimum net worth covenant, which could limit the amount of dividends and share repurchases in any given period.
We maintain a $50,000 accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2013. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of 0.76%, plus LIBOR. The facility is subject to customary fees for the issuance of letters of credit and any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of June 29, 2013 there were no borrowings outstanding under this securitization facility and there were $26,225 of letters of credit outstanding, primarily related to our property and casualty insurance programs.
On April 15, 2013, we issued $100,000 of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") through a private placement transaction. We issued $50,000 of the notes with a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes with a fixed interest rate of 3.88% per annum maturing on April 15, 2025. Interest on the notes is payable semiannually. As of June 29, 2013, the outstanding balance of the notes was $100,000 at an all-in rate of 3.81%.
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
See Note 6, "Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 29, 2013, we were in compliance with all debt covenants.
The following table summarizes payments due on long-term debt, including capital leases, as of June 29, 2013 for the next five fiscal years and thereafter:

2014	$18
2015	—
2016	75,000
2017	—
2018 and thereafter	100,000
5. Fair Value Measurements
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
Except for assets included in our pension portfolio, we do not have any level 3 assets or liabilities and we have not transferred any items between fair value levels during fiscal year 2013. See Note 12, "Employee Benefit Plans" for additional information regarding our pension plan assets.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and June 30, 2012:

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$2,964	$—	$2,964
Equity and fixed income mutual funds	23,811	—	23,811
Cash surrender value of life insurance policies	—	13,377	13,377
Total assets	$26,775	$13,377	$40,152
Accrued expenses:
Derivative financial instruments	$—	$1,136	$1,136
Total liabilities	$—	$1,136	$1,136

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,185	$—	$3,185
Equity and fixed income mutual funds	18,851	—	18,851
Cash surrender value of life insurance policies	—	12,971	12,971
Total assets	$22,036	$12,971	$35,007
Accrued expenses:
Derivative financial instruments	$—	$1,432	$1,432
Total liabilities	$—	$1,432	$1,432
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the company’s non-qualified deferred compensation plan.
The following tables summarize the fair value of assets and liabilities that are recorded at historical cost as of June 29, 2013 and June 30, 2012:

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$38,590	$—	$38,590
Total assets	$38,590	$—	$38,590
Current maturities of long-term debt	$—	$18	$18
Long-term debt, net of current maturities	—	175,000	175,000
Total liabilities	$—	$175,018	$175,018

	As of June 30, 2012
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$19,604	$—	$19,604
Total assets	$19,604	$—	$19,604
Current maturities of long-term debt	$—	$206	$206
Long-term debt, net of current maturities	—	218,018	218,018
Total liabilities	$—	$218,224	$218,224
The fair value of our long-term debt approximates its book value and is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date.
6. Derivative Financial Instruments
We use interest rate swap contracts to limit exposure to changes in interest rates and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. All of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at June 29, 2013.
We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of net investment in a foreign operation, or that are held for trading or speculative purposes. As of June 29, 2013, none of our anticipated gasoline and diesel fuel purchases are hedged. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.
During fiscal year 2013, we entered into and subsequently terminated $70,000 of interest rate swap contracts that had been utilized to lock in the benchmark interest rate for the $100,000 of fixed rate unsecured senior notes that were issued on April 15, 2013 through a private placement transaction. The termination of the interest rate swap coincided with the formal agreement of the fixed rate of interest that will be paid on the debt. We recognized gains of $1,681 in accumulated other comprehensive income related to termination of the interest rate swap agreements. Amounts in accumulated other comprehensive income will be reclassified into interest expense over the term of the underlying debt. See Note 4, "Long-Term Debt" of the Notes to the Consolidated Financial Statements for additional information on the debt issuance.
As of June 29, 2013 and June 30, 2012, we had $1,136 and $1,432, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses" in the Consolidated Balance Sheets. Of the $946 net gain deferred in accumulated other comprehensive income as of June 29, 2013, a $288 loss is expected to be reclassified to interest expense in the next twelve months.
As of June 29, 2013 and June 30, 2012, all derivative financial instruments were designated as hedging instruments.
As of June 29, 2013, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate ("LIBOR"), all of which mature in 25-36 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of June 29, 2013. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
7. Other Noncurrent Liabilities
Other noncurrent liabilities as of June 29, 2013 and June 30, 2012 included the following:

	June 29, 2013	June 30, 2012
Pension plan liability	$12,159	$34,237
Executive deferred compensation plan liability	26,775	22,036
Supplemental executive retirement plan liability	14,826	16,875
Workers' compensation liability	15,374	15,462
Other liabilities	4,161	3,765
Total other noncurrent liabilities	$73,295	$92,375

8. Earnings Per Share
Accounting Standards Codification (ASC) 260-10-45, Participating Securities and the Two-Class Method ("ASC 260-10-45"), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Certain restricted stock awards granted under our Equity Plans are considered participating securities as these awards receive non-forfeitable dividends at the same rate as common stock.

	For the Fiscal Years
	2013	2012	2011
Basic earnings per share:
Net income	$46,720	$24,147	$33,160
Less: Income allocable to participating securities	(710)	—	—
Net income available to common stockholders	$46,010	$24,147	$33,160
Weighted average shares outstanding, basic	18,970	18,494	18,355
Basic earnings per common share	$2.43	$1.31	$1.81

Diluted earnings per share:
Net income available to common stockholders	$46,010	$24,147	$33,160
Weighted average shares outstanding, basic	18,970	18,494	18,355
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	322	237	142
Weighted average shares outstanding, diluted	19,292	18,731	18,497
Diluted earnings per common share	$2.38	$1.29	$1.79
We excluded potential common shares related to our outstanding equity compensation grants of 99; 498 and 1,189 from the computation of diluted earnings per share for fiscal years 2013, 2012 and 2011, respectively. Inclusion of these shares would have been anti-dilutive.
9. Restructuring and Impairment Charges
In the fourth quarter of fiscal year 2011, we implemented plans to close or divest three facilities and incurred a charge of $1,663 associated with these plans. This charge was recorded in the “Selling and administrative” line item of our Consolidated Statements of Operations.
There were no material restructuring or impairment charges in fiscal year 2012.
In the fourth quarter of fiscal year 2013, we closed one of our rental facilities and restructured our direct sale business. The rental facility had become redundant as a result of the acquisition we made earlier in the fiscal year. In addition, we made the decision to transition our GKdirect Catalog business to a third-party catalog offering and outsource the fulfillment operations. This change resulted in the discontinuance of certain product offerings and the establishment of $1,445 of lower of cost or market reserves to reduce the carrying amount of inventory to its estimated net realizable value. In addition, we incurred charges for equipment write-downs and severance related to the closure of the distribution center. Also, as part of our annual fourth quarter impairment test and recent changes in our GKdirect Program business, we identified certain impairment indicators that required us to perform an assessment of the recoverability of the long-lived assets related to the business. As part of this assessment, we determined that the carrying value of certain long-lived assets exceeded their fair values. The estimated fair values were determined using a discounted cash flow approach. This analysis resulted in the impairment of certain long-lived assets, including computer software, customer contracts and other property and equipment. Finally, the changes to our GKdirect Program business noted above resulted in an evaluation of the recoverability of related inventory. As part of this evaluation we established $2,166 of additional reserves to reduce inventory to its net realizable value based on our updated business plan.

The following table identifies the major components of the fiscal year 2013 fourth quarter charges restructuring and impairment charges and the corresponding income statement line items:

Asset	Statement of Operations Classification:	Amount
Inventory	Cost of direct sales	$3,611
Property, plant and equipment	Selling and administrative	1,985
Customer contracts	Selling and administrative	1,626
Computer software	Selling and administrative	1,704
Other costs	Selling and administrative	907
Total restructuring and impairment charges		9,833
10. Stockholders' Equity
We issue Class A shares of our stock, and each share is entitled to one vote and is freely transferable.
As of June 29, 2013, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. We may repurchase shares from time to time in the open market, privately negotiated or other transactions in accordance with applicable federal securities laws. The timing and the amount of the repurchases will be determined by us based on our evaluation of market conditions, share price and other factors. Under the program we did not repurchase any shares in fiscal years 2013, 2012 or 2011. As of June 29, 2013, we had approximately $57,900 remaining under this authorization.
We issue restricted stock units as part of our equity incentive plans. Upon vesting, the participant may elect to have shares withheld to pay the minimum statutory tax withholding requirements. Although shares withheld are not issued, they are reflected as common stock repurchases in our Consolidated Statements of Cash Flows, as they reduce the number of shares that would have been issued upon vesting.
Share-Based Payment Plans
On November 4, 2010, our shareholders approved the G&K Services, Inc. Restated Equity Incentive Plan (2010) ("Restated Plan"). This plan restates our 2006 Equity Incentive Plan ("2006 Plan") approved by shareholders at our November 16, 2006 annual meeting. The total number of authorized shares under the Restated Plan is 3,000 (2,000 under the 2006 Plan and an additional 1,000 under the Restated Plan). Only 1,000 of the awards granted under the Restated Plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of June 29, 2013, 803 equity awards were available for grant.
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

On April 3, 2012, the board of directors declared a $6.00 per share special cash dividend to be paid on April 27, 2012, to shareholders of record at the close of business on April 13, 2012. When public companies pay significant cash dividends, the price of the common stock typically decreases by an amount equal to the special cash dividend on the ex-dividend date. Therefore, on March 30, 2012, in anticipation of the special cash dividend, the Compensation Committee and the Board of Directors approved amendments to our 1998 Stock Option and Compensation Plan and our Restated Equity Incentive Plan (2010) to require an equitable adjustment to all outstanding stock option awards in the case of a special or extraordinary cash dividend. Since the amendments were made in contemplation of the special cash dividend, additional share-based compensation expense of $2,095 was recognized in fiscal year 2012. In addition, we will recognize an additional $690 over the remaining requisite service period of the unvested stock options. Following the dividend declaration on April 3, 2012 to preserve the intrinsic value for option holders, the board also approved, pursuant to the terms of the amended plans, an adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options. This adjustment did not result in any additional incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment.
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. We review our estimated forfeiture rates on an annual basis. The amount of compensation cost, including the additional amounts related to the amendment of the plans noted above, that has been recognized in the Consolidated Statements of Operations was $5,001, $6,037 and $4,175 for fiscal years 2013, 2012 and 2011, respectively. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $1,709, $2,124 and $1,430 for fiscal years 2013, 2012 and 2011, respectively. No amount of share-based compensation expense was capitalized during the periods presented.
On August 23, 2012, our Chief Executive Officer was granted a performance based restricted stock award (the "Performance Award"). The Performance Award has both a financial performance component and a service component. The Performance Award has a target level of 100 restricted shares, a maximum award of 150 restricted shares and a minimum award of 50 restricted shares, subject to attainment of financial performance goals and service conditions.
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

	For the Fiscal Years
	2013	2012	2011
Expected share price volatility	27.49% - 28.99%	27.50% - 29.15%	24.18% - 25.34%
Weighted average volatility	28.34%	28.46%	24.84%
Expected dividend yield	2.43% - 2.44%	1.45% - 1.95%	1.14% - 2.00%
Expected term (in years)	5 - 6	5 - 6	5 - 6
Risk free rate	0.62% - 0.92%	0.82% - 1.27%	1.41% - 1.72%
A summary of stock option activity under our plans as of June 29, 2013, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	1,594	$25.68
Granted	191	32.07
Exercised	(714)	28.56
Forfeited or expired	(19)	19.04
Outstanding at June 29, 2013	1,052	$25.01	6.17	$23,757
Exercisable at June 29, 2013	674	$25.21	4.90	$15,098
The weighted-average fair value of stock options on the date of grant during fiscal years 2013, 2012 and 2011 was $6.35, $6.10 and $3.81, respectively. The total intrinsic value of stock options exercised was $7,643, $665 and $184 for fiscal years 2013, 2012 and 2011, respectively.
We received proceeds from the exercise of stock options of $19,997, $2,757 and $615 in fiscal years 2013, 2012 and 2011, respectively.

A summary of the status of our non-vested shares of restricted stock as of June 29, 2013 and changes during the year ended June 29, 2013, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 30, 2012	306	$25.41
Granted	105	32.62
Vested	(103)	28.12
Forfeited	(13)	23.49
Non-vested at June 29, 2013	295	$27.12
As of June 29, 2013, there was $9,906 of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted shares vested during the fiscal years ended 2013, 2012 and 2011 was $2,911, $3,078 and $2,508, respectively.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	For the Fiscal Years
	2013	2012	2011
Foreign currency translation	$24,093	$30,552	$37,727
Pension benefit liabilities	(15,650)	(27,759)	(14,177)
Derivative financial instruments	946	(898)	(1,504)
Accumulated other comprehensive income	$9,389	$1,895	$22,046
11. Income Taxes
The components of the provision for income taxes are as follows:

Fiscal Years	2013	2012	2011
Current:
Federal	$16,325	$3,250	$(1,447)
State and local	3,413	1,163	949
Foreign	5,653	4,854	4,861
	25,391	9,267	4,363
Deferred	1,059	2,775	17,612
Provision for Income Taxes	$26,450	$12,042	$21,975
The following table reconciles the United States statutory income tax rate with our effective income tax rate:

Fiscal Years	2013	2012	2011
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.8	2.8	2.7
Foreign earnings taxed at different rates	(0.4)	(2.8)	1.1
Change in tax contingency reserve	(1.7)	2.8	0.4
Share-based compensation	—	0.1	0.6
Disposition of subsidiary	—	(3.8)	—
Permanent differences and other, net	(0.6)	(0.8)	0.1
Effective income tax rate	36.1%	33.3%	39.9%

The change in tax contingency reserve in fiscal year 2013 was the result of the expiration of certain statutes and the favorable resolution of other tax matters, offset by reserve additions during the year. The change in the tax contingency reserve in fiscal year 2012 was the result of reserve additions related to a Canadian transfer pricing assessment which is being appealed, offset by the expiration of certain statutes. The change in the tax contingency reserve in fiscal year 2011 was the result of the expiration of certain statutes and the favorable resolution of other tax matters, offset by reserve additions during the year.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

Fiscal Years	2013	2012
Deferred tax liabilities:
Inventory	$(18,190)	$(20,699)
Depreciation	(18,819)	(20,182)
Intangibles	(44,757)	(40,944)
Derivative financial instruments	(563)	—
Other	(2,707)	(14)
Total deferred tax liabilities	(85,036)	(81,839)
Deferred tax assets:
Compensation and employees benefits	44,577	47,367
Accruals and reserves	9,208	13,127
Share-based payments	3,778	5,645
Derivative financial instruments	—	552
Other	5,293	5,955
Gross deferred tax assets	62,856	72,646
Less valuation allowance	(3,876)	(4,719)
Total deferred tax assets	58,980	67,927
Net deferred tax liabilities	$(26,056)	$(13,912)
The deferred tax assets include $4,298 and $4,844 related to state net operating loss carry-forwards which expire between fiscal year 2013 and fiscal year 2033, and $391 and $363 related to foreign net operating loss carry-forwards at June 29, 2013 and June 30, 2012, respectively.
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowance of $3,876 and $4,719 at June 29, 2013 and June 30, 2012, respectively, relates to state net operating loss carry-forwards and foreign net operating loss carry-forwards.
We have foreign tax credit carry-forwards of $435, generated during fiscal year 2011, which expire in fiscal year 2021. We have determined that no valuation allowance is necessary as of June 29, 2013.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $57,300 and $59,100 as of June 29, 2013 and June 30, 2012, respectively. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries. It is not practicable to estimate the amount of tax that may be payable upon distribution.
We continue to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Net tax-related interest and penalties were immaterial for the years reported. As of June 29, 2013 and June 30, 2012, we had $1,620 and $1,784, respectively, of accrued interest and penalties related to uncertain tax positions, of which $1,353 and $1,373 would favorably affect our effective tax rate in any future periods, if recognized.
We file income tax returns in the United States, Canada, Ireland and multiple state jurisdictions. We have substantially concluded on all U.S. Federal and Canadian income tax examinations through fiscal years 2010 and 2004, respectively. With few exceptions, we are no longer subject to state and local income tax examinations prior to fiscal year 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal Years	2013	2012
Beginning balance	$11,328	$14,157
Tax positions related to current year:
Gross increase	1,550	2,068
Gross decrease	—	—
Tax positions related to prior years:
Gross increase	170	1,605
Gross decrease	(161)	(3,599)
Settlements	(2,147)	(47)
Lapses in statutes of limitations	(1,402)	(2,856)
Ending balance	$9,338	$11,328
As of June 29, 2013 and June 30, 2012, the total amount of unrecognized tax benefits was $9,338 and $11,328, respectively, of which $2,665 and $3,683 would favorably affect the effective tax rate, if recognized. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
12. Employee Benefit Plans
Pension Plan and Supplemental Executive Retirement Plan
We have a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We make annual contributions to the Pension Plan consistent with federal funding requirements.
Annual benefits under the Supplemental Executive Retirement Plan ("SERP") are based on years of service and individual compensation near retirement. We have purchased life insurance contracts and other investments that could be used to fund the retirement benefits under this plan. The value of these insurance contracts and investments as of June 29, 2013 and June 30, 2012 were $10,796 and $10,518, respectively, and are included in the "Other noncurrent assets" line item in the Consolidated Balance Sheets.
We froze our Pension Plan and SERP effective January 1, 2007. Future growth in benefits will not occur beyond this date.
Applicable accounting standards require that the Consolidated Balance Sheet reflect the funded status of the pension and postretirement plans. The funded status of the plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all under-funded plans within other noncurrent liabilities. Expected contributions to the plan over the next 12 months that exceed the fair value of plan assets are reflected in accrued liabilities. The measurement date of the plan assets coincides with our fiscal year end.
Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in "Accumulated other comprehensive income" in our Consolidated Balance Sheets. The difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income in the period in which they occur.
The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2014 is $1,779 which is related primarily to net actuarial losses.

Obligations and Funded Status at June 29, 2013 and June 30, 2012

	Pension Plan		SERP
	2013	2012	2013	2012
Change in benefit obligation:
Projected benefit obligation, beginning of year	$88,029	$67,766	$17,576	$14,436
Service cost	—	—	—	—
Interest cost	3,738	3,807	688	774
Actuarial loss/(gain)	(12,852)	18,560	(2,057)	3,008
Benefits paid	(2,157)	(2,104)	(659)	(642)
Projected benefit obligation, end of year	$76,758	$88,029	$15,548	$17,576
Change in plan assets:
Fair value of plan assets, beginning of year	$53,792	$45,359	$—	$—
Actual return on plan assets	4,881	2,164	—	—
Employer contributions	8,083	8,373	659	642
Benefits paid	(2,157)	(2,104)	(659)	(642)
Fair value of plan assets, end of year	$64,599	$53,792	$—	$—
Funded status-net amount recognized	$(12,159)	$(34,237)	$(15,548)	$(17,576)
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plan		SERP
	2013	2012	2013	2012
Accrued benefit liability	$(12,159)	$(34,237)	$(15,548)	$(17,576)
Net amount recognized	$(12,159)	$(34,237)	$(15,548)	$(17,576)

	Pension Plan		SERP
	2013	2012	2013	2012
Accumulated other comprehensive loss/(gain) related to:
Unrecognized net actuarial losses/(gains)	$(16,817)	$18,818	$(2,458)	$2,917
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $76,758, $76,758 and $64,599, respectively, as of June 29, 2013 and $88,029, $88,029 and $53,792, respectively, as of June 30, 2012. No pension plans had plan assets in excess of accumulated benefit obligations at June 29, 2013 or June 30, 2012.
Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	3,738	3,807	3,697	688	774	711
Expected return on assets	(4,227)	(3,905)	(3,124)	—	—	—
Amortization of net loss	3,312	1,482	2,048	401	92	—
Net periodic benefit cost	$2,823	$1,384	$2,621	$1,089	$866	$711

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at June 29, 2013 and June 30, 2012:

	Pension Plan		SERP
	2013	2012	2013	2012
Discount rate	5.25%	4.30%	5.00%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended June 29, 2013 and June 30, 2012:

	Pension Plan		SERP
	2013	2012	2013	2012
Discount rate	4.30%	5.70%	4.00%	5.50%
Expected return on plan assets	7.50	7.75	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Plan Assets
The asset allocations in the pension plan at June 29, 2013 and June 30, 2012 are as follows:

	Target Asset Allocations	Actual Asset Allocations
	2013	2013	2012
International equity	8 - 18%	13.6%	10.8%
Large cap equity	20 - 40	31.2	31.7
Small cap equity	3 - 13	8.1	6.9
Absolute return strategy funds	10 - 20	15.8	13.7
Fixed income	20 - 30	22.9	27.4
Long/short equity fund	5 - 15	8.4	9.5
Total	100%	100%	100%
Our committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation and investment goals of the pension portfolio. This resulted in the selection of 7.25% expected return on plan assets for fiscal year 2014 and 7.50% expected return on plan assets for fiscal year 2013. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, hedge funds and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
During fiscal year 2012, we conducted a study to assess an asset-liability strategy. The results of this study emphasized the importance of managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, we have established a "glide path approach" whereby we will increase the allocation to fixed income investments as our funded status increases. We regularly review our actual asset allocation and periodically rebalance the investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

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
Common/Collective Trusts (CCT): Investments in a collective investment vehicle are valued at their daily or monthly net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated by the investment manager or sponsor of the fund. Certain of the CCT's represent investments in hedge funds or funds of hedge funds as well as other commingled equity funds. The classification level of these CCT's within the fair value hierarchy is determined by our ability to redeem the investment at net asset value in the near term of the measurement date. Investments in the underlying CCT's are not valued using quoted prices in active markets. Therefore no investments are classified as Level 1. All investments in CCT's that are redeemable at the net asset value reported by the investment managers within 90 days of the fiscal year end are classified as Level 2. All investments in the underlying CCT's that are not redeemable at the net asset value reported by the investment managers of the CCT's within 90 days of the fiscal year end because of a lock-up period or gate, but may be redeemed at a future date, are classified as Level 3.
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
The following table presents the pension plan investments using the fair value hierarchy discussed in Note 5, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements, as of June 29, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$776	$—	$—	$776
Receivable from common/collective trusts	1,744	—	—	1,744
Common stock	—	—	—	—
Common/collective trusts	—	5,244	4,093	9,337
Registered investment companies	52,742	—	—	52,742
Total	$55,262	$5,244	$4,093	$64,599
The following table presents the pension plan investments using the fair value hierarchy discussed in Note 5, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements, as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$597	$—	$—	$597
Common stock	5,575	—	—	5,575
Common/collective trusts	—	4,060	12,132	16,192
Registered investment companies	31,428	—	—	31,428
Total	$37,600	$4,060	$12,132	$53,792

The following table presents a reconciliation of Level 3 assets held during the years ended June 29, 2013 and June 30, 2012:

	2013	2012
Balance at beginning of the year	$12,132	$—
Realized gains	(708)	—
Net unrealized gains	736	207
Net purchases, issuances and settlements	(8,067)	7,693
Reclassifications	—	4,232
Balance at end of the year	$4,093	$12,132
We expect to contribute $1,241 to our pension plan and $722 to the SERP in fiscal year 2014.
Future changes in plan asset returns, assumed discount rates and various other factors related to our pension plan will impact our future pension expense and liabilities. We cannot predict the impact of these changes in the future and any changes may have a material impact on our results of operations and financial position.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP
2014	$2,181	$722
2015	2,319	750
2016	2,468	773
2017	2,694	822
2018	2,984	895
2019 and thereafter	18,940	5,080
Multi-Employer Pension Plans
We participate in a number of union sponsored, collectively bargained multi-employer pension plans ("MEPPs"). Benefits generally are based on a fixed amount for each year of service, and, in many cases, are not negotiated with contributing employers or in some cases even known by contributing employers. None of our collective bargaining agreements require that a minimum contribution be made to the MEPPs. We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. However, under the applicable accounting rules, we are not required to record a liability until we withdraw from the plan or when it becomes probable that a withdrawal will occur.
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

Central States MEPP -
In the third quarter of fiscal year 2012, we concluded negotiations with a union to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund ("Central States MEPP") for two of our locations and also closed two redundant branch facilities that participated in the Central States MEPP. During fiscal year 2013, we successfully concluded negotiations to discontinue participation at the remaining three locations and have submitted a formal notice of withdrawal from the plan. As a result of these actions, we have completely discontinued our participation in the Central States MEPP.

Employer's accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal year 2012, we recorded a pre-tax charge of $24,004. This charge included the discounted actuarial value of the total estimated withdrawal liability, incentives for union participants and other related costs that had been incurred. We expect to pay the withdrawal liability over a period of 20 years. In the fourth quarter of fiscal year 2013, we completed our negotiation with the final location and we received updated information related to our withdrawal liability. As a result, we recorded an additional withdrawal liability of $1,000. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. These potential changes could have a material impact on our results of operations and financial condition.
Other MEPPs -
In fiscal year 2011, local union members at two locations voted to decertify their respective unions. The decertification resulted in a partial withdrawal from the associated MEPP and we recorded a charge of $1,010.
As of June 29, 2013, we continue to participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $4,000 to $5,500.
A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control. As evidenced by the negotiations above, we could also trigger the liability by successfully negotiating with a union to discontinue participation in the MEPP. If a future withdrawal from the plan occurs, we will record our estimated discounted share of any unfunded vested benefits in the period in which the withdrawal occurs.
The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.
Our participation in these plans for the year ended June 29, 2013, is outlined in the following tables. All information in the tables is as of December 31 of the relevant year unless otherwise stated. The "EIN-PN" column provides the Employer Identification Number ("EIN") and the Plan Number ("PN"), if applicable. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2012 and 2011 is for the plan’s year ending at December 31, 2012, and December 31, 2011, respectively. The zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status ("red zone") are less than 65 percent funded, plans in endangered or seriously endangered status ("yellow zone" or "orange zone", respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the "green zone." The "FIP/RP status pending/implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented by the trustees of each plan. Information related to the impact of utilization of extended amortization periods on zone status is either not available or not obtainable without undue cost and effort. There have been no significant changes that affect the comparability of 2013, 2012 or 2011 contributions.
The following two tables contain information about the material MEPPs we participate in.

	EIN - PN	Pension Protection Act zone status		G&K Services 5% of total plan contributions		FIP/RP status pending/implemented
Pension fund		2012	2011	2012	2011
Central States Southeast and Southwest Areas Pension Fund	36-6044243 - 001	Red	Red	No	No	Implemented

	Contributions of G&K Services for fiscal years			Surcharge imposed	Expiration date of collective bargaining agreements	Total collective bargaining agreements
Pension fund	2013	2012	2011
Central States Southeast and Southwest Areas Pension Fund	$313	$873	$938	No
Other Funds	$466	$409	$427	No	1/31/2014 to 7/31/2014	6
Total G&K Services contributions to U.S. multi-employer pension plans	$779	$1,282	$1,365
At the date the financial statements were issued, Forms 5500 were generally not available for the plan years ending in 2012.

Our Canadian subsidiaries participate in three multi-employer retirement funds known as the Ontario United Food and Commercial Workers Pension Plan, the Ontario Teamsters Multi Local Pension Trust Fund and the Regime Complementaire de Retrait De L'Industry du Camionnage (Region de Montreal) (the Quebec plan), collectively referred to as the Canadian MEPPs. Plan information for the Canadian MEPPs is not publicly available. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For the Ontario plans, in the event that the plans are underfunded, the monthly benefit amount can be reduced by the trustees of the plan and G&K Services is not responsible for the underfunded status of the plan, which operates in a jurisdiction that does not require withdrawing employers to pay a withdrawal liability or other penalty. For the Quebec plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to G&K's exposure to the Quebec plan, the most recent actuarial valuation as of December 31, 2010 indicates a surplus of approximately 14.5%. The collective bargaining agreements require contributions on the basis of hours worked. Total contributions to the Canadian MEPPs were $823, $787 and $843 in fiscal years 2013, 2012 and 2011, respectively.
401(k) Plan
All full-time non-union and certain union, U.S. employees are eligible to participate in a 401(k) plan. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Participants receive a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant’s contributed pay. The matching contributions under the 401(k) plan vest immediately. We incurred matching contribution expense of $5,236, $4,844 and $5,428 in fiscal years 2013, 2012 and 2011, respectively.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan ("DEFCO Plan"), we match a portion of designated employees' contributions. Employee contributions along with the company match are invested, at the employees' direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Eligible participants receive a matching contribution of 50% of the first 10% of the participant's contributed pay plus an additional 2.5% of the participant's eligible pay. Our expense associated with the DEFCO Plan was $1,169, $1,191 and $1,055 in fiscal years 2013, 2012 and 2011, respectively. The accumulated benefit obligation of $26,775 as of June 29, 2013 and $22,036 as of June 30, 2012 is included in "Other noncurrent liabilities" in the accompanying Consolidated Balance Sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are included in "Other noncurrent assets" in the accompanying Consolidated Balance Sheets. Offsetting unrealized gains and losses are included in income on a current basis. At June 29, 2013 and June 30, 2012, the estimated fair value of the investments was $26,775 and $22,036, respectively.
13. Commitments and Contingencies
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties which we own. We continue to dedicate substantial operational and financial resources to environmental compliance, and we remain fully committed to operating in compliance with all environmental laws and regulations. As of June 29, 2013 and June 30, 2012, we had reserves of approximately $1,700 and $1,200 respectively, related to these matters. There was $330 of expense for these matters for fiscal year 2013 and no expense for fiscal year 2012.
The U.S. Environmental Protection Agency ("U.S. EPA") previously identified certain alleged air, water and waste-related deficiencies with respect to the operations at our facility located in Justice, Illinois. We have responded to the U.S. EPA and will continue to work cooperatively to resolve this matter.

Legal Matters
The U.S. Department of Labor's Office of Federal Contract Compliance Programs, or OFCCP, is, as part of its routine audit cycle, reviewing certain of our employment practices. We have entered into discussions with the OFCCP to resolve alleged violations at one of our facilities. We expect that resolution of these violations at this facility will result in the entry by us and the OFCCP into a Conciliation Agreement, pursuant to which, among other things, we will make payments of back wages and, to a lesser extent, interest, to certain current and former employees. The aggregate amount of these payments is expected to be within reserved amounts. We currently have audits at an additional nine facilities where the OFCCP may claim similar violations. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and nondiscriminatory. Currently, no formal legal proceedings with respect to these matters have been commenced, and, in any event, we do not believe that any resolution of these matters will have a material adverse effect on our results of operations or financial position.
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
The following is a schedule as of June 29, 2013 of future minimum base rental payments for operating leases that had initial or remaining lease terms in excess of one year:

Operating Leases
2014	$23,432
2015	18,445
2016	14,404
2017	10,890
2018	6,752
2019 and thereafter	11,751
Total minimum lease payments	$85,674
Total rent expense for operating leases, including those with terms of less than one year, was $30,858 in fiscal year 2013, $31,708 in fiscal year 2012 and $30,890 in fiscal year 2011.
14. Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland Operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. No single customer's transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States and Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations.
The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment and is self-eliminated in the total income from operations below. The annual intercompany management fee was $7,873, $7,277 and $8,009 for fiscal years 2013, 2012 and 2011, respectively.

Financial information by segment is as follows:

	United States	Canada	Elimination	Total
2013
Revenues	$752,882	$154,846	$—	$907,728
Income from operations	60,173	17,861	—	78,034
Interest expense	4,864	—	—	4,864
Total assets	831,860	161,675	(96,249)	897,286
Capital expenditures-net	31,113	4,411	—	35,524
Depreciation and amortization expense	27,050	5,125	—	32,175
Income tax expense	22,146	4,304	—	26,450
2012
Revenues	$719,162	$150,775	$—	$869,937
Income from operations	26,157	16,114	—	42,271
Interest expense	6,082	—	—	6,082
Total assets	803,388	151,783	(81,440)	873,731
Capital expenditures-net	26,056	7,970	—	34,026
Depreciation and amortization expense	28,738	5,245	—	33,983
Income tax expense	2,365	9,677	—	12,042
2011
Revenues	$684,879	$143,982	$—	$828,861
Income from operations	51,709	13,666	—	65,375
Interest expense	10,209	31	—	10,240
Total assets	793,863	146,703	(74,646)	865,920
Capital expenditures-net	17,847	2,823	—	20,670
Depreciation and amortization expense	32,392	5,208	—	37,600
Income tax expense	18,171	3,804	—	21,975

G&K Services, Inc.
Schedule II – Valuation and Qualifying Accounts and Reserves
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
June 29, 2013	$2,666	$1,932	$—	$1,463	$3,135
June 30, 2012	$3,066	$1,490	$—	$1,890	$2,666
July 2, 2011	$3,118	$1,747	$—	$1,799	$3,066
Inventory Reserve
June 29, 2013	$2,754	$4,553	$266	$2,386	$5,187
June 30, 2012	$2,036	$1,137	$—	$419	$2,754
July 2, 2011	$2,384	$802	$—	$1,150	$2,036

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act as of June 29, 2013.
Management’s Annual Report on Internal Control Over Financial Reporting
The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption "Management’s Report on Internal Control Over Financial Reporting."
Attestation Report of Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is made to information with respect to our Proxy Statement for the fiscal year 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to information with respect to our Proxy Statement for the fiscal year 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to information with respect to our Proxy Statement for the fiscal year 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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
10(e) Form of Executive Employment Agreement between Registrant and each of Douglas Milroy, Robert Wood and Jeffrey Wright, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**
10(f) Restated Equity Incentive Plan (2010) (incorporated by reference to Registrant’s Form S-8 filed December 8, 2010).**
10(g) Amended Restated Equity Incentive Plan (2010) (incorporated by reference to Registrant’s Form 8-K filed April 4, 2012).**
10(h) Second Amended and Restated Loan Agreement, dated September 29, 2010 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and SunTrust Bank (incorporated herein by reference to Registrant’s Form 8-K filed on December 4, 2010).
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
10(k) Form of Executive Employment Agreement between Registrant and Timothy N. Curran dated October 23, 2008 (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed on October 29, 2008).**
10(l) Form of Amended Executive Employment Agreement between Registrant and each of Timothy N. Curran, Douglas A. Milroy, Robert G. Wood and Jeffrey L. Wright, dated April 10, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed April 14, 2009). **

10(m) Form of Amended Executive Employment Agreement between Registrant and each of Douglas A. Milroy and Jeffrey L. Wright, dated May 7, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed May 13, 2009). **
10(n) Amendment to G&K Services Executive Employment Agreement, effective August 23, 2012, between G&K Services, Inc. and Douglas A. Milroy (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-Q filed on November 2, 2012).**
10(o) Credit Agreement, dated March 7, 2012, by and among the Registrant, G&K Services Canada Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed March 12, 2012).
10(p) First Amendment dated April 12, 2013 to Credit Agreement dated March 7, 2012 (incorporated herein by reference to Exhibit 10.2 of Registrant's Current Report in Form 8-K filed on April 16, 2013)
10(q) Terms of Non-Qualified Employee Stock Option for Chairman and CEO (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**
10(r) Form of Terms of Employee Restricted Stock Grant (5-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(s) Form of Terms of Employee Restricted Stock Grant Revised August 2012 (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q filed on February 1, 2013).**
10(t) Form of Terms of Non-Qualified Employee Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(u) Form of Terms of Non-Qualified Employee Stock Options Revised August 2012 (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-Q filed on February 1, 2013).**
10(v) Form of Terms of Non-Qualified Non-employee Director Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(w) Form of Terms of Non-Qualified Non-employee Director Stock Option (1-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(x) Form of Terms of Non-employee Director Restricted Stock Grant (3-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(y) Supplemental Executive Retirement Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**
10(z) Executive Deferred Compensation Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**
10(aa) Loan agreement dated April 15, 2013 among G&K Services, Inc. and various institutional investors (incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 16, 2013).
10(bb) Terms of CEO Performance Vested Employee Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q filed on November 2, 2012).**
21 Subsidiaries of G&K Services, Inc. *
23 Consent of Independent Registered Public Accounting Firm. *
24 Power of Attorney dated as of August 23, 2013. *
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101 Financial statements from the annual report on Form 10-K of G&K Services, Inc. for the year ended June 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated

Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.
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

Date: August 23, 2013	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Douglas A. Milroy
Douglas A. Milroy, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 23rd day of August, 2013, by the following persons on behalf of the registrant and in the capacities indicated:

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