Form 10-Q
period 2013-09-28
G&K SERVICES INC
filed 2013-11-01
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
October 28, 2013 was 19,808,601 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 28, 2013	June 29, 2013
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$35,587	$38,590
Accounts receivable, less allowance for doubtful accounts of $3,538 and $3,135	95,681	90,989
Inventories, net	170,795	165,006
Other current assets	13,774	13,810
Total current assets	315,837	308,395
Property, Plant and Equipment, net	194,060	194,156
Goodwill	335,633	334,393
Other Assets	62,712	60,342
Total assets	$908,242	$897,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$43,271	$41,655
Accrued expenses	69,441	81,902
Deferred income taxes	6,800	6,729
Current maturities of long-term debt	—	18
Total current liabilities	119,512	130,304
Long-Term Debt, net of Current Maturities	181,600	175,000
Deferred Income Taxes	17,899	19,894
Accrued Income Taxes	10,083	9,726
Pension Withdrawal Liability	24,236	22,059
Other Noncurrent Liabilities	74,486	73,295
Total liabilities	427,816	430,278
Stockholders' Equity
Common stock, $0.50 par value	9,886	9,842
Additional paid-in capital	48,964	44,872
Retained earnings	409,248	402,905
Accumulated other comprehensive income	12,328	9,389
Total stockholders' equity	480,426	467,008
Total liabilities and stockholders' equity	$908,242	$897,286
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 28, 2013	September 29, 2012
(In thousands, except per share data)
Revenues
Rental operations	$213,040	$203,459
Direct sales	16,253	18,969
Total revenues	229,293	222,428
Operating Expenses
Cost of rental operations	139,746	138,672
Cost of direct sales	11,695	14,333
Selling and administrative	53,920	49,875
Total operating expenses	205,361	202,880
Income from Operations	23,932	19,548
Interest expense	1,581	1,036
Income before Income Taxes	22,351	18,512
Provision for income taxes	8,530	6,618
Net Income	$13,821	$11,894
Basic Earnings per Common Share	$0.70	$0.63
Diluted Earnings per Common Share	$0.69	$0.62
Weighted average number of shares outstanding, basic	19,429	18,681
Weighted average number of shares outstanding, diluted	19,836	18,949
Dividends Declared per Share	$0.270	$0.195
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 28, 2013	September 29, 2012
(In thousands)
Net income	$13,821	$11,894
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax $126 and $0, respectively	2,684	1,183
Pension benefit liabilities, net of tax $170 and $363, respectively	283	581
Derivative financial instruments loss recognized, net of tax $(65) and $(146), respectively	(109)	(273)
Derivative financial instruments loss reclassified, net of tax $48 and $49, respectively	81	80
Total other comprehensive income, net of tax	2,939	1,571
Total comprehensive income	$16,760	$13,465
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 28, 2013	September 29, 2012
(In thousands)
Operating Activities:
Net income	$13,821	$11,894
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	7,631	8,056
Deferred income taxes	(2,022)	(187)
Share-based compensation	1,851	1,554
Changes in current operating items, exclusive of acquisitions -
Accounts receivable and prepaid expenses	(4,112)	246
Inventories	(5,249)	4,152
Accounts payable and other accrued expenses	(11,259)	(1,568)
Other	793	(4,367)
Net cash provided by operating activities	1,454	19,780
Investing Activities:
Property, plant and equipment additions, net	(6,390)	(10,200)
Acquisition of business, net of cash	—	(101)
Net cash used for investing activities	(6,390)	(10,301)
Financing Activities:
Repayments of long-term debt	(18)	(133)
Proceeds from (Repayments of) revolving credit facilities, net	6,600	(12,400)
Cash dividends paid	(5,312)	—
Net issuance of common stock, under stock option plans	2,453	3,999
Repurchase of common stock	(2,183)	—
Shares associated with tax withholdings under our equity incentive plans	(1,287)	(730)
Excess tax benefit from share-based compensation	1,141	—
Net cash provided by (used for) financing activities	1,394	(9,264)
(Decrease) Increase in Cash and Cash Equivalents	(3,542)	215
Effect of Exchange Rates on Cash	539	411
Cash and Cash Equivalents:
Beginning of period	38,590	19,604
End of period	$35,587	$20,230
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013 ("fiscal 2013"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of September 28, 2013, and the results of our operations for the three months ended September 28, 2013 and September 29, 2012 and our cash flows for the three months ended September 28, 2013 and September 29, 2012.
The results of operations for the three month periods ended September 28, 2013 and September 29, 2012 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events and have found none that require recognition or disclosure.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2013 Annual Report on Form 10-K.
2. Contingent Liabilities
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties which we own. As of September 28, 2013 and June 29, 2013, we had reserves of approximately $1,800 and $1,700, respectively, related to these matters. There was $283 of expense for these matters for the three months ended September 28, 2013. There was no expense for these matters for the three month period ended September 29, 2012.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Notice of Violations to one of our facilities and audits of nine other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. We have signed a Conciliation Agreement resolving the Notice of Violations mentioned above. Beyond that, no proceedings with respect to these matters have been commenced. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Condensed Financial Statements for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
3. New Accounting Pronouncements
In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company's adoption of this guidance in the first quarter of fiscal 2014 resulted in a change in the presentation of the Notes to the Consolidated Condensed Financial Statements and did not have any effect on the Company's results of operations or financial position.

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
We do not have any level 3 assets or liabilities and we have not transferred any items between fair value levels during the first quarter of fiscal years 2013 or 2014.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 and June 29, 2013:

	As of September 28, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,283	$—	$3,283
Equity and fixed income mutual funds	26,247	—	26,247
Cash surrender value of life insurance policies	—	13,660	13,660
Total assets	$29,530	$13,660	$43,190
Accrued expenses:
Derivative financial instruments	$—	$1,310	$1,310
Total liabilities	$—	$1,310	$1,310

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$2,964	$—	$2,964
Equity and fixed income mutual funds	23,811	—	23,811
Cash surrender value of life insurance policies	—	13,377	13,377
Total assets	$26,775	$13,377	$40,152
Accrued expenses:
Derivative financial instruments	$—	$1,136	$1,136
Total liabilities	$—	$1,136	$1,136
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the company’s non-qualified deferred compensation plan.
The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of September 28, 2013 and June 29, 2013:

	As of September 28, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$35,587	$—	$35,587
Total assets	$35,587	$—	$35,587
Current maturities of long-term debt	$—	$—	$—
Long-term debt, net of current maturities	—	181,600	181,600
Total liabilities	$—	$181,600	$181,600

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$38,590	$—	$38,590
Total assets	$38,590	$—	$38,590
Current maturities of long-term debt	$—	$18	$18
Long-term debt, net of current maturities	—	175,000	175,000
Total liabilities	$—	$175,018	$175,018
The fair value of our long-term debt approximates its book value and is based on the amount that would be paid to transfer the liability to a credit-equivalent market participant at the measurement date.
5. Derivative Financial Instruments
In the ordinary course of business, we are exposed to market risks. We utilize derivative financial instruments to manage interest rate risk and manage the total debt that is subject to variable and fixed interest rates. These interest rate swap contracts modify our exposure to interest rate risk by converting variable rate debt to a fixed rate or by locking in the benchmark interest rate on forecasted issuances of fixed rate debt.
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value on the derivative financial instrument is reported as a component of "Accumulated other comprehensive income" and reclassified into the "Interest expense" line item in the Condensed Consolidated Statements of Operations in the same period as the expenses from the cash flows of the interest expense is recognized. Cash payments or receipts are included in "Net cash provided by operating activities" in the Condensed Consolidated Statements of Cash Flows in the same period as the cash is settled. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.
We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of a net investment in a foreign operation, or that are held for trading or speculative purposes. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Condensed Consolidated Statements of Cash Flows.
Approximately 91.9% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at September 28, 2013.
As of September 28, 2013 and June 29, 2013, we had $1,310 and $1,136, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses" in the Condensed Consolidated Balance Sheets. Of the $918 net gain deferred in accumulated other comprehensive income as of September 28, 2013, a $308 loss is expected to be reclassified to interest expense in the next twelve months.
As of September 28, 2013 and June 29, 2013, all derivative financial instruments were designated as hedging instruments.
As of September 28, 2013, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate ("LIBOR"), all of which mature in 13-24 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of September 28, 2013. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
6. Income Taxes
Our effective tax rate increased to 38.2% in the three months ended September 28, 2013 from 35.7% in the three months ended September 29, 2012. The tax rate for the prior period is lower than the current quarter due to a decrease of approximately $400 in reserves for uncertain tax positions due to resolution of a tax contingency during the prior year quarter.
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
The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended
	September 28, 2013	September 29, 2012
Basic earnings per share (shares in thousands):
Net income	$13,821	$11,894
Less: Income allocable to participating securities	(181)	(175)
Net income available to common stockholders	$13,640	$11,719
Weighted average shares outstanding, basic	19,429	18,681
Basic earnings per common share	$0.70	$0.63
Diluted earnings per share (shares in thousands):
Net income available to common stockholders	$13,640	$11,719
Weighted average shares outstanding, basic	19,429	18,681
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	407	268
Weighted average shares outstanding, diluted	19,836	18,949
Diluted earnings per common share	$0.69	$0.62
We excluded potential common shares related to our outstanding equity compensation grants of 94,000 and 537,000 for the three months ended September 28, 2013 and September 29, 2012, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8. Inventories
The components of inventory as of September 28, 2013 and June 29, 2013 are as follows:

	September 28, 2013	June 29, 2013
Raw Materials	$12,292	$11,583
Work in Process	2,129	1,846
Finished Goods	44,906	44,156
New Inventories	59,327	57,585
Merchandise In Service	111,468	107,421
Total Inventories	$170,795	$165,006

We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $2,273, net income by $1,435 and basic and diluted earnings per common share by $0.07 for the three months ended September 28, 2013. In addition, the "Inventories, net" line item of the Consolidated Condensed Balance Sheets increased by approximately $2,273 during the three months ended September 28, 2013 and $4,878 on a cumulative basis.
9. Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 29, 2013	$270,306	$64,087	$334,393
Acquisitions	—	—	—
Foreign currency translation and other	6	1,234	1,240
Balance as of September 28, 2013	$270,312	$65,321	$335,633
There were no impairment losses recorded in the three month periods ended September 28, 2013 and September 29, 2012.
Other intangible assets, which are included in "Other assets" on the Condensed Consolidated Balance Sheets, are as follows:

	September 28, 2013	June 29, 2013
Customer contracts and non-competition agreements	$126,331	$125,996
Accumulated amortization	(118,240)	(117,149)
Net	$8,091	$8,847
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $772 and $1,181 for the three months ended September 28, 2013 and September 29, 2012, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 28, 2013 is as follows:

2014 remaining	$1,866
2015	1,926
2016	1,368
2017	1,166
2018	383
2019	149
10. Long-Term Debt
Debt as of September 28, 2013 and June 29, 2013 includes the following:

	September 28, 2013	June 29, 2013
Borrowings under $250M Revolver	$6,600	$—
Borrowings under $75M Variable Rate Notes	75,000	75,000
Borrowings under $100M Fixed Rate Notes	100,000	100,000
Capital leases and other	—	18
	181,600	175,018
Less current maturities	—	(18)
Total long-term debt	$181,600	$175,000

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
As of September 28, 2013, borrowings outstanding under the revolving credit facility were $6,600 at a rate of LIBOR plus a margin of 1.25%. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50,000 in letters of credit. As of September 28, 2013, letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At September 28, 2013 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 28, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.58
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	24.40
Minimum Net Worth	$379,836	$480,426
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of September 28, 2013 under this facility bear interest at a weighted average all-in rate of 2.12%.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75,000 variable rate unsecured private placement notes.
We have $75,000 of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 28, 2013, the outstanding balance of the notes was $75,000 at an all-in rate of 0.87%.
On September 27, 2013 we amended and restated our $50,000 accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of September 28, 2013, there were no borrowings outstanding under this securitization and $26,225 of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
We have $100,000 of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of September 28, 2013 the outstanding balance of the notes was $100,000 at an all-in rate of 3.81%.
See Note 5, "Derivative Financial Instruments" of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

11. Other Noncurrent Liabilities
Other noncurrent liabilities as of September 28, 2013 and June 29, 2013 included the following:

	September 28, 2013	June 29, 2013
Pension plan liability	$11,233	$12,159
Executive deferred compensation plan liability	29,625	26,775
Supplemental executive retirement plan liability	14,717	14,826
Workers' compensation liability	14,990	15,374
Other liabilities	3,921	4,161
Total other noncurrent liabilities	$74,486	$73,295
12. Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. Forfeiture rates are reviewed on an annual basis. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to income tax expense. Total compensation expense related to share-based awards was $1,851 and $1,554 for the three months ended September 28, 2013 and September 29, 2012, respectively. The number of options exercised and restricted stock vested since June 29, 2013, was 169,000 shares.
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
13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and supplemental executive retirement plans.
The components of net periodic pension cost for these plans for the three months ended September 28, 2013 and September 29, 2012 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest cost	$992	$935	$189	$172
Expected return on assets	(1,159)	(1,057)	—	—
Amortization of net loss	409	828	36	100
Net periodic pension cost	$242	$706	$225	$272
During the first quarter of fiscal year 2014, we contributed approximately $975 to the pension plan.

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
Central States Southeast and Southwest Areas Pension Fund -
Beginning in fiscal year 2012, we commenced negotiations with several of our union locals to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund ("Central States Fund"). We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. Specifically, we partially withdrew from the Central States Fund in calendar year 2012 and finalized our withdrawal in calendar year 2013. As of June 29, 2013 we recorded an aggregate discounted estimated withdrawal liability of $21,700. We intended to make total payments of $32,400 over a 20 year period.
Subsequently, on September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56,000 payable over 20 years, or $35,100 on an estimated discounted present value basis.
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. We plan to contest the payment demands in accordance with the Central States Fund's rules and applicable law, which require that we file a request for review of the payment demands with the Central States Fund followed by arbitration, all of which can be later contested by either us or the Central States Fund in federal court. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34,500 over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23,500. This amount represents our current best estimate of our aggregate withdrawal liability. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $113 of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1,687 in the three months ended September 28, 2013. Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions.
Other MEPPs -
We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our aggregate share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $4,000 to $5,500 as of September 28, 2013.
A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control or could be triggered by successfully negotiating with a union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our estimated discounted share of any unfunded vested benefits in the period in which the withdrawal occurs.
The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.

14. Segment Information
We have two operating segments, United States (includes the Dominican Republic and Ireland operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three months ended September 28, 2013, and for the same period of the prior fiscal year, no single customer's transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States and Canada.
The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment and is self-eliminated in the total income from operations below. This intercompany management fee was approximately $2,000 and $1,875 for the three months ended September 28, 2013 and September 29, 2012.
We evaluate performance based on income from operations. Financial information by segment for the three month periods ended September 28, 2013 and September 29, 2012 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
First Quarter Fiscal Year 2014:
Revenues	$193,272	$36,021	$—	$229,293
Income from operations	21,003	2,929	—	23,932
Total assets	842,207	164,095	(98,060)	908,242
Depreciation and amortization expense	6,529	1,102	—	7,631
First Quarter Fiscal Year 2013:
Revenues	$185,454	$36,974	$—	$222,428
Income from operations	16,207	3,341	—	19,548
Total assets	808,314	157,378	(85,310)	880,382
Depreciation and amortization expense	6,738	1,318	—	8,056

15. Share Repurchase
As of September 28, 2013, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. We repurchased 40,219 shares totaling $2,183 for the three months ended September 28, 2013. There were no repurchases for the three months ended September 29, 2012. As of September 28, 2013, we had $55,654 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for three months ended September 28, 2013 were as follows:

	Three Months Ended September 28, 2013
	Foreign currency translation adjustment	Pension benefit liabilities	Losses on derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 29, 2013	$24,093	$(15,650)	$946	$9,389
Other comprehensive income (loss) before reclassifications	2,684	—	(109)	2,575
Reclassifications from net accumulated other comprehensive income	—	283	81	364
Net current period other comprehensive income (loss)	2,684	283	(28)	2,939
Accumulated other comprehensive income at September 28, 2013	$26,777	$(15,367)	$918	$12,328

Amounts reclassified from accumulated other comprehensive income for the three months ended September 28, 2013 were as follows:

	Three Months Ended
	September 28, 2013
Losses on derivative financial instruments:
Interest rate swap contracts	$129	(a)
Total, pre-tax	129
Tax benefit	(48)
Total, net of tax	81
Pension benefit liabilities:
Amortization of net loss	453	(b)
Total, pre-tax	453
Tax benefit	(170)
Total, net of tax	283
Total amounts reclassified, net of tax	$364

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental operations, cost of direct sales and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

17. Acquisitions
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
The proforma effects of this acquisition, had it been acquired at the beginning of fiscal year 2013, was not material. The amount of revenue related to the acquired business that has been included in our Condensed Consolidated Statements of Operations for the three months ended September 28, 2013 was approximately $2,500 and the impact to net income was immaterial.

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
In fiscal year 2013, we modified our strategy, building on the improvements made in the past. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team
To measure the progress of our strategy, in fiscal year 2010, we established two primary long-term financial objectives, which were achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted net operating income after tax, divided by the sum of total debt less cash plus stockholders' equity. In the second quarter of fiscal year 2013, we achieved the first of these two targets by achieving a 10% operating margin. As of the fourth quarter of fiscal year 2013, our ROIC expanded to 9.2%. Given we had reached one of the long-term goals and we are close to achieving the second goal, we recently implemented new long-term financial goals called the "12+ Plan," which includes achieving 12% operating margin, 12% ROIC and an added focus on revenue growth, within a two to four year time frame. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
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
Our operating results are affected by the volatility in commodities, especially cotton, polyester and crude oil, which may contribute to significant changes in merchandise and energy costs.
We periodically adjust our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we may realign our workforce, close production or branch facilities or divest operations. We are continuously assessing our business and making adjustments as necessary.
Critical Accounting Policies
Our significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013. The accounting policies used in preparing our interim fiscal year 2014 Condensed Consolidated Financial Statements are the same as those described in our Annual Report.
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

Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and estimates. We believe our critical accounting policies are those related to:

•	Revenue recognition

•	Employee benefit plans

•	Income taxes

•	Share based payments

•	Derivative financial instruments

•	Goodwill and intangible assets
Inventories
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $2.3 million, net income by $1.4 million and basic and diluted earnings per common share by $0.07 for the three months ended September 28, 2013. In addition, the "Inventories, net" line item of the Consolidated Condensed Balance Sheets increased by approximately $2.3 million during the three months ended September 28, 2013 and $4.9 million on a cumulative basis.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three month periods ended September 28, 2013 and September 29, 2012, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Percentage Change
	September 28, 2013	September 29, 2012	Three Months FY 2013 vs. FY 2012
Revenues:
Rental operations	92.9%	91.5%	4.7%
Direct sales	7.1	8.5	(14.3)
Total revenues	100.0	100.0	3.1
Expenses:
Cost of rental operations	65.6	68.2	0.8
Cost of direct sales	72.0	75.6	(18.4)
Total cost of sales	66.0	68.8	(1.0)
Selling and administrative	23.5	22.4	8.1
Income from operations	10.4	8.8	22.4
Interest expense	0.7	0.5	52.6
Income before income taxes	9.7	8.3	20.7
Provision for income taxes	3.7	3.0	28.9
Net income	6.0%	5.3%	16.2%
Three months ended September 28, 2013 compared to three months ended September 29, 2012
Revenues. Total revenue in the first quarter of fiscal 2014 increased 3.1% to $229.3 million from $222.4 million in the first quarter of fiscal 2013.
Rental revenue increased $9.6 million, or 4.7% in the first quarter of fiscal 2014 compared to the same period of the prior fiscal year. Our organic rental growth rate was 3.7% compared to 5.6% in the same period of the prior fiscal year. The decline in the rental organic growth rate from the prior year was primarily due to slight decreases in new account sales and the number of uniform wearers at existing customers, offset by continued improved execution related to merchandise recovery billings and uniform preparation services. The impact of acquisitions added approximately 1.2% to our rental operations growth rate, offset by the impact of foreign currency translation rates and timing of holiday deliveries. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Direct sale revenue decreased 14.3% to $16.3 million in the first quarter of fiscal 2014 compared to $19.0 million in the same period of fiscal 2013. The decrease in direct sales was driven by a decrease in our direct sales program business, primarily related to significant sales in the prior year associated with one new customer program and the loss of one customer.
Cost of Rental. Cost of rental operations, which includes merchandise, production and delivery expenses, increased 0.8% to $139.7 million in the first quarter of fiscal 2014 from $138.7 million in the same period of fiscal 2013. As a percentage of rental revenue, our gross margin from rental operations increased to 34.4% in the first quarter of fiscal 2014 from 31.8% in the same period of fiscal 2013. The current year rental gross margin included a $2.3 million benefit from the change in merchandise lives previously noted. Excluding this item, rental gross margin was 33.3%, a 150 basis point improvement from the prior year. This improvement was primarily due to declining merchandise costs, lower health insurance and workers compensation expenses, lower motor fuel costs, favorable impact of fixed costs absorbed over a higher revenue base and a decreased percentage of incentive compensation costs allocated to cost of rental. These favorable items were slightly offset by higher natural gas and electricity costs.
Cost of Direct Sales. Cost of direct sales decreased to $11.7 million in the first quarter of fiscal 2014 from $14.3 million in the same period of fiscal 2013. Gross margin from direct sales increased to 28.0% in the first quarter of fiscal 2014 from 24.4% in the same quarter of fiscal 2013. The improved margin in the current period was primarily due to lower distribution costs due to improved productivity in our program business and the restructuring of our catalog business, improved pricing and an increase mix of higher margin customers and products.
Selling and Administrative. Selling and administrative expenses increased 8.1% to $53.9 million in the first quarter of fiscal 2014 from $49.9 million in the same period of fiscal 2013. As a percentage of total revenues, selling and administrative expenses increased to 23.5% in the first quarter of fiscal 2014 from 22.4% in the first quarter of fiscal 2013. The increase was due to additional expense of $1.7 million associated with an increase to our multi-employer pension plan withdrawal liability, higher sales expenses and environmental costs and an increased percentage of incentive compensation costs allocated to selling and administrative expenses, offset by lower depreciation and amortization expenses.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	September 28, 2013	September 29, 2012	Change
United States	$21,003	$16,207	$4,796
Canada	2,929	3,341	(412)
Total	$23,932	$19,548	$4,384
The increase in consolidated income from operations in the first quarter of fiscal 2014 compared to the same period of the prior fiscal year was primarily due to lower merchandise costs, lower group health insurance and workers compensation expenses, lower depreciation and amortization expenses, improved direct sales margins and the favorable impact of fixed costs absorbed over a higher revenue base. These favorable items were slightly offset by the increase in our estimated multi-employer pension plan withdrawal liability and increased sales costs.
United States. Income from operations increased $4.8 million to $21.0 million in the first quarter of fiscal 2014 from $16.2 million in the same period of fiscal 2013. The current year operating income included a $1.9 million benefit from the change in merchandise lives previously noted and additional expense of $1.7 million associated with an increase to our multi-employer pension plan withdrawal liability. Excluding these two items, income from operations increased $4.6 million. The increase was primarily driven by additional income from increased revenue, lower merchandise costs, improved direct sales margins, lower health insurance and workers compensation costs and lower motor fuel costs. These improvements were partially offset by higher selling, natural gas and electricity costs.
Canada. Income from operations decreased $0.4 million to $2.9 million in the first quarter of fiscal 2014 from $3.3 million in the same period of fiscal 2013. The current year operating income included a $0.4 million benefit from the change in merchandise lives previously noted. Excluding this item, income from operations decreased $0.8 million. The decrease was primarily driven by a decrease in the Canadian foreign exchange rate, higher environmental, delivery, natural gas and electricity costs and lower direct sales margins, partially offset by lower merchandise and sales costs.

Interest Expense. Interest expense was $1.6 million in the first quarter of fiscal 2014, an increase from the $1.0 million reported in the same period of fiscal 2013. The increased interest expense was due to higher effective interest rates primarily due to the $100.0 million fixed rate notes, partially offset by lower average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 38.2% in the first quarter of fiscal 2014 from 35.7% in the same period of fiscal 2013. The tax rate for the prior period is lower than the current quarter due to a decrease of approximately $0.4 million in reserves for uncertain tax positions due to resolution of a tax contingency during the prior year quarter.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock, under stock option plans. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Working capital at September 28, 2013 was $196.3 million, an $18.2 million increase from $178.1 million at June 29, 2013. The increase in working capital is primarily due to an increase in in-service and new goods inventory, an increase in accounts receivable and a decrease in accrued expenses.
Operating Activities. Net cash provided by operating activities decreased $18.3 million to $1.5 million in the first three months of fiscal 2014 from $19.8 million in the same period of fiscal 2013. The decrease was primarily due to increased working capital related to inventory and accounts receivable and increased federal income tax payments, offset by higher net income. The change in in-service inventory was partially driven by the previously noted change in inventory lives.
Investing Activities. Net cash used for investing activities was $6.4 million in the first three months of fiscal 2014 compared to $10.3 million in the same period of fiscal 2013. The decrease was primarily due to lower capital expenditures in the current year.
Financing Activities. Cash provided by financing activities was $1.4 million in the first three months of fiscal 2014 compared to cash used of $9.3 million in the same period of fiscal 2013. The change was primarily due to borrowings under our revolving credit facility, offset by dividends paid of $5.3 million and repurchase of common shares of $2.2 million. The change in dividends paid was the result of the fiscal 2013 first quarter dividend not being paid until our fiscal second quarter and an increase in the per share dividend from $0.195 to $0.27.
We have a $250.0 million, unsecured revolving credit facility ("$250M Revolver") with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted London Interbank Offered Rate ("LIBOR") for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio. Additionally, we have access to a swingline facility under this line of credit as well as alternative base rate borrowings that are priced based on an agreed upon baseline rate plus a spread determined by the same consolidated leverage ratio.
As of September 28, 2013, borrowings outstanding under the revolving credit facility were $6.6 million at a rate of LIBOR plus a margin of 1.25%. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of September 28, 2013, letters of credit outstanding under this facility totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At September 28, 2013 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 28, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.58
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	24.40
Minimum Net Worth	$379.8	$480.4
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of September 28, 2013 under this facility bear interest at a weighted average all-in rate of 2.12%.

On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75.0 million variable rate unsecured private placement notes.
We have $75.0 million of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 28, 2013, the outstanding balance of the notes was $75.0 million at an all-in rate of 0.87%.
On September 27, 2013, we amended and restated our $50.0 million accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of LIBOR plus 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of September 28, 2013, there were no borrowings outstanding under this securitization and $26.2 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
We have $100.0 million of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50.0 million of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of September 28, 2013 the outstanding balance of the notes was $100.0 million at an all-in rate of 3.81%.
See Note 5, "Derivative Financial Instruments" of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
At September 28, 2013, we had approximately $266.5 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $253.5 million due to debt covenant limitations. Our revolving credit facility contributes $229.7 million of liquidity and our accounts receivable securitization facility contributes $23.8 million. We anticipate that our cash flows from operations and our available capacity under our revolving credit facility will be sufficient to satisfy our cash commitments and capital requirements for fiscal 2014. We estimate that capital expenditures in fiscal 2014 will be near the low end of a $40.0 to $45.0 million range.
Off Balance Sheet Arrangements
At September 28, 2013, we had $26.9 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.2 million and $0.7 million in the first quarter of fiscal 2014 and fiscal 2013, respectively. At June 29, 2013, the fair value of our pension plan assets totaled $64.6 million.
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

Central States Southeast and Southwest Areas Pension Fund -
Beginning in fiscal year 2012, we commenced negotiations with several of our union locals to discontinue our participation in the Central States Fund. We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. Specifically, we partially withdrew from the Central States Fund in calendar year 2012 and finalized our withdrawal in calendar year 2013. As of June 29, 2013 we recorded an aggregate discounted estimated withdrawal liability of $21.7 million. We intended to make total payments of $32.4 million over a 20 year period.
Subsequently, on September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56.0 million payable over 20 years, or $35.1 million on an estimated discounted present value basis.
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. We plan to contest the payment demands in accordance with the Central States Fund's rules and applicable law, which require that we file a request for review of the payment demands with the Central States Fund followed by arbitration, all of which can be later contested by either us or the Central States Fund in federal court. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material effect on our results of operations in the period of resolution, however it is not expected to have a material result on our financial condition or liquidity.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34.5 million over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23.5 million. This amount represents our current best estimate of our aggregate withdrawal liability. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $0.1 million of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1.7 million in the three months ended September 28, 2013.
Our estimated discounted Central States Fund withdrawal liability, previously recorded as of June 29, 2013 of $21.7 million, was based on certain estimates. Primarily, we considered the estimated funded status of the plan as of December 31, 2012, the last day of the plan year prior to our 2013 complete withdrawal. As of June 29, 2013, we estimated the plan's unfunded vested benefits for withdrawal liability calculation purposes as of December 31, 2012 to be $23.5 billion. We also considered our proportional share of contributions to the fund for the ten years preceding this date. During 2012, the funded status of the plan deteriorated by more than we had originally estimated. Based on information in the demand letter, we now know that as of December 31, 2012, the unfunded vested benefits of the plan were $24.3 billion. This additional deterioration in the unfunded vested benefits of the plan was the primary driver of the additional $1.7 million withdrawal liability we recorded in the first quarter of fiscal year 2014. While our updated liability is slightly higher than originally estimated, the continued deterioration in the funded status of the plan reaffirms our decision to exit the plan.
Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions.
Other MEPPs -
We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our aggregate share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $4.0 million to $5.5 million as of September 28, 2013.
A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control or could be triggered by successfully negotiating with a union to discontinue participation in the MEPP. If a future withdrawal from a plan occurs, we will record our estimated discounted share of any unfunded vested benefits in the period in which the withdrawal occurs.
The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.

Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in "Part II Item 1. Legal Proceedings" of this report.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "projects," "plans," "expects," "intends," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls over financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation or government investigation, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made except as required by law. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 28, 2013 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at September 28, 2013 was an unrealized loss of $1.3 million.
As of September 28, 2013, the majority of our outstanding debt is either at a fixed rate or a variable rate that has been modified with interest rate swap agreements, and therefore forecasted interest expense would not change materially as a result of changes in interest rates.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of September 28, 2013, we have no outstanding derivative financial instruments related to gasoline and diesel fuel.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of unleaded gasoline and diesel fuel. The analysis used gasoline and diesel prices at September 28, 2013 and forecasted purchases over the next twelve months. For each one percentage point increase or decrease in gasoline and diesel prices under these assumptions, our gasoline and diesel costs would change by approximately $0.2 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of "normal purchase" and, therefore, are not considered derivative instruments for accounting purposes.

Foreign Currency Exchange Risk
Our only material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders' equity and are included in the "Accumulated other comprehensive income" line item of the Condensed Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in results of operations.
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
The U.S. Environmental Protection Agency ("U.S. EPA") previously identified certain alleged air, water and waste-related deficiencies with respect to the operations at our facility located in Justice, Illinois. We have signed a Consent Agreement and Final Order resolving this matter, and are awaiting the U.S. EPA’s signature on the same, at which point this document will become effective. Resolution of this matter is within previously established reserves.
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Notice of Violations to one of our facilities and audits of nine other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. We have signed a Conciliation Agreement resolving the Notice of Violations mentioned above. Beyond that, no proceedings with respect to these matters have been commenced. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Condensed Financial Statements for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 29, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition and/or operating results. In addition, we are updating the risk factors in our Annual Report on Form 10-K as follows:
Events related to multi-employer (union) pension plans may have a material adverse effect on our financial performance.
We participate in a number of multi-employer pension plans ("MEPPs"). Also called Taft-Hartley plans, MEPPs are pension plans that are jointly trusteed by union and management of member companies and that provide benefits to an employer's unionized work force if the collective bargaining agreement between the employer and union provides for participation in the MEPP. Employers who withdraw from MEPPs remain responsible for their proportionate share of the MEPPs' unfunded vested pension benefits, an amount also known as "withdrawal liability."
We have completed our withdrawal from the Central States Fund. As of June 29, 2013, we intended to make total payments of $32.4 million over a 20 year period, which payments had an estimated discounted present value of $21.7 million. Subsequently, we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56.0 million payable over 20 years, or $35.1 million on an estimated discounted present value basis. We do not agree with the Central States Fund’s payment demands and plan to vigorously contest this matter. While we have adjusted the withdrawal liability related to the Central States Fund to reflect an estimated discounted present value of $23.5 million and assumed aggregated payments to $34.5 million based on, among other things, information in the payment demands, the amount ultimately determined to be our withdrawal liability amount may be greater than the amount we have recognized on our financial statements, and the increased amount could have a material adverse effect on our results of operations in the period of resolutions, however it is not expected to have a material effect on our financial condition or liquidity.
We continue to actively participate in several other MEPPs. If in the future, local union employees vote to decertify their respective union, or the union ratifies a collective bargaining agreement pursuant to which we no longer participate in a MEPP, or other employers in the MEPP withdraw or experience financial difficulty, including bankruptcy, our liability under the associated MEPP could increase. That increase could have a material adverse impact on our results of operations and could be greater than estimated. We do not have the ability to predict or influence the timing of votes to decertify a union, nor do we have any control over the continued participation or financial stability of other employers in a MEPP.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
June 30 - August 3, 2013	—	$—	3,352,069	$57,836,767
August 4 - August 31, 2013	9,000	$53.23	3,361,069	$57,357,385
September 1 - September 28, 2013	31,219	$54.53	3,392,288	$55,653,907
Total	40,219	$54.24	3,392,288	$55,653,907
As of September 28, 2013, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We repurchased 40,219 shares at an average price of $54.24 totaling $2.2 million for the three months ended September 28, 2013. There were no repurchases for the three months ended September 29, 2012. As of September 28, 2013, we had $55.7 million remaining under this authorization.
ITEM 6. EXHIBITS

a.	Exhibits

10.1
Amendment No. 3, to the Second Amended and Restated Loan Agreement dated September 27, 2013 among G&K Receivables Corp., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated herein by reference to Registrant's Form 8-K filed on September 30, 2013).

10.2	CEO Dividend Equivalent Performance Unit Retention Grant (incorporated herein by reference to Registrant's Form 8-K filed on August 27, 2013).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended September 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	November 1, 2013	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

		By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)