Form 10-Q
period 2013-12-28
G&K SERVICES INC
filed 2014-01-28
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
January 23, 2014 was 19,961,005 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 28, 2013	June 29, 2013
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$34,016	$38,590
Accounts receivable, less allowance for doubtful accounts of $4,024 and $3,135	93,699	90,989
Inventories, net	157,472	165,006
Other current assets	27,366	13,810
Total current assets	312,553	308,395
Property, Plant and Equipment, net	193,789	194,156
Goodwill	333,094	334,393
Other Assets	64,584	60,342
Total assets	$904,020	$897,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$40,225	$41,655
Accrued expenses and other current liabilities	64,786	81,902
Deferred income taxes	6,665	6,729
Current maturities of long-term debt	—	18
Total current liabilities	111,676	130,304
Long-Term Debt, net of Current Maturities	177,000	175,000
Deferred Income Taxes	21,205	19,894
Other Noncurrent Liabilities	111,096	105,080
Total liabilities	420,977	430,278
Stockholders' Equity
Common stock, $0.50 par value	9,957	9,842
Additional paid-in capital	56,691	44,872
Retained earnings	408,453	402,905
Accumulated other comprehensive income	7,942	9,389
Total stockholders' equity	483,043	467,008
Total liabilities and stockholders' equity	$904,020	$897,286
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
(In thousands, except per share data)
Rental and direct sales revenue	$225,919	$218,270	$446,142	$428,864
Operating Expenses
Cost of rental and direct sales	148,320	148,892	292,825	292,646
Selling and administrative	49,903	47,097	102,052	95,005
Total operating expenses	198,223	195,989	394,877	387,651
Income from Operations	27,696	22,281	51,265	41,213
Interest expense	1,566	1,107	3,147	2,136
Income from Continuing Operations before Income Taxes	26,130	21,174	48,118	39,077
Provision for income taxes	9,787	8,307	18,165	14,705
Net Income from Continuing Operations	16,343	12,867	29,953	24,372
Net income (loss) from discontinued operations, net of tax	(8,423)	354	(8,212)	743
Net Income	$7,920	$13,221	$21,741	$25,115

Basic Earnings per Common Share:
From continuing operations	$0.82	$0.67	$1.52	$1.28
From discontinued operations	(0.43)	0.02	(0.42)	0.04
Basic earnings per share	$0.39	$0.69	$1.09	$1.32

Diluted Earnings per Common Share:
From continuing operations	$0.81	$0.66	$1.49	$1.26
From discontinued operations	(0.42)	0.02	(0.41)	0.04
Diluted earnings per share	$0.39	$0.68	$1.07	$1.30

Weighted average number of shares outstanding, basic	19,547	18,841	19,488	18,761
Weighted average number of shares outstanding, diluted	19,940	19,099	19,888	19,024

Dividends Declared per Share	$0.270	$0.195	$0.540	$0.390
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
(In thousands)
Net income	$7,920	$13,221	$21,741	$25,115
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax $(284), $0, $(158) and $0, respectively	(4,705)	(1,489)	(2,021)	(306)
Amortization of actuarial loss on pension benefit obligations, net of tax benefit $170, $363, $340 and $726, respectively	283	581	566	1,162
Derivative financial instruments gain (loss) recognized, net of tax (benefit) expense $(27), $239, $(92) and $94, respectively	(45)	403	(154)	130
Derivative financial instruments loss reclassified, net of tax benefit $53, $43, $98 and $92, respectively	81	73	162	153
Total other comprehensive income (loss), net of tax	(4,386)	(432)	(1,447)	1,139
Total comprehensive income	$3,534	$12,789	$20,294	$26,254
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 28, 2013	December 29, 2012
(In thousands)
Operating Activities:
Net income	$21,741	$25,115
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	15,427	16,066
Loss on sale of businesses	12,922	—
Deferred income taxes	1,084	5,588
Share-based compensation	3,205	2,673
Changes in current operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(8,155)	(4,079)
Inventories	(7,638)	6,038
Accounts payable	51	(3,857)
Other current assets and liabilities	(23,356)	(4,916)
Other	341	(1,787)
Net cash provided by operating activities	15,622	40,841
Investing Activities:
Capital expenditures	(15,012)	(17,952)
Divestiture (Acquisition) of businesses, net of cash	641	(18,663)
Net cash used for investing activities	(14,371)	(36,615)
Financing Activities:
Repayments of long-term debt	(18)	(184)
Proceeds from revolving credit facilities, net	2,000	2,275
Cash dividends paid	(10,678)	(7,447)
Net issuance of common stock, under stock option plans	7,072	5,677
Repurchase of common stock	(5,406)	—
Shares associated with tax withholdings under our equity incentive plans	(1,303)	(734)
Excess tax benefit from share-based compensation	3,008	—
Net cash used for financing activities	(5,325)	(413)
(Decrease) Increase in Cash and Cash Equivalents	(4,074)	3,813
Effect of Exchange Rates on Cash	(500)	298
Cash and Cash Equivalents:
Beginning of period	38,590	19,604
End of period	$34,016	$23,715
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013 ("fiscal 2013"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of December 28, 2013, and the results of our operations for the three and six months ended December 28, 2013 and December 29, 2012 and our cash flows for the six months ended December 28, 2013 and December 29, 2012.
The results of operations for the three and six month periods ended December 28, 2013 and December 29, 2012 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2013 Annual Report on Form 10-K.
2. Contingent Liabilities
Environmental Matters
We are currently involved in several environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties. As of December 28, 2013 and June 29, 2013, we had reserves of approximately $1,100 and $1,700, respectively, related to these matters. There was $0 and $541 of expense for these matters for the three months ended December 28, 2013 and December 29, 2012, respectively, and $283 and $541 of expense for the six months ended December 28, 2013 and December 29, 2012, respectively.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and audits of eight other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. No other proceedings with respect to these matters have been commenced. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans" of the Notes to the Condensed Consolidated Financial Statements for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first two quarters of fiscal years 2013 or 2014.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 and June 29, 2013:

	As of December 28, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,323	$—	$3,323
Equity and fixed income mutual funds	28,507	—	28,507
Cash surrender value of life insurance policies	—	13,876	13,876
Total assets	$31,830	$13,876	$45,706
Accrued expenses:
Derivative financial instruments	$—	$1,195	$1,195
Total liabilities	$—	$1,195	$1,195

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$2,964	$—	$2,964
Equity and fixed income mutual funds	23,811	—	23,811
Cash surrender value of life insurance policies	—	13,377	13,377
Total assets	$26,775	$13,377	$40,152
Accrued expenses:
Derivative financial instruments	$—	$1,136	$1,136
Total liabilities	$—	$1,136	$1,136
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the Company’s non-qualified deferred compensation plan.
The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of December 28, 2013 and June 29, 2013:

	As of December 28, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$34,016	$—	$34,016
Total assets	$34,016	$—	$34,016
Long-term debt, net of current maturities	—	169,768	169,768
Total liabilities	$—	$169,768	$169,768

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$38,590	$—	$38,590
Total assets	$38,590	$—	$38,590
Current maturities of long-term debt	$—	$18	$18
Long-term debt, net of current maturities	—	175,000	175,000
Total liabilities	$—	$175,018	$175,018
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
Approximately 97% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at December 28, 2013.
As of December 28, 2013 and June 29, 2013, we had $1,195 and $1,136, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $954 net gain deferred in accumulated other comprehensive income as of December 28, 2013, a $310 loss is expected to be reclassified to interest expense in the next twelve months.
As of December 28, 2013 and June 29, 2013, all derivative financial instruments were designated as hedging instruments.
As of December 28, 2013, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate ("LIBOR"), all of which mature in 13-24 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of December 28, 2013. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

6. Income Taxes
Our effective tax rate increased to 37.8% in the six months ended December 28, 2013 from 37.6% in the six months ended December 29, 2012. The tax rate for the prior period is lower than the current year period due to a decrease of approximately $400 in reserves for uncertain tax positions due to resolution of a tax contingency during the prior year period offset by lower tax expense on foreign earnings and decreased reserves for uncertain tax positions in the current period.
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
The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income from continuing operations	$16,343	$12,867	$29,953	$24,372
Less: Income allocable to participating securities	(237)	(205)	(418)	(380)
Net income from continuing operations available to common stockholders	$16,106	$12,662	$29,535	$23,992
Net income (loss) from discontinued operations	(8,423)	354	(8,212)	743
Net income available to common stockholders	$7,683	$13,016	$21,323	$24,735
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,547	18,841	19,488	18,761
Basic earnings per common share:
From continuing operations	$0.82	$0.67	$1.52	$1.28
From discontinued operations	$(0.43)	$0.02	$(0.42)	$0.04
Basic earnings per share	$0.39	$0.69	$1.09	$1.32
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,547	18,841	19,488	18,761
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	393	258	400	263
Weighted average shares outstanding, diluted	19,940	19,099	19,888	19,024
Diluted earnings per common share:
From continuing operations	$0.81	$0.66	$1.49	$1.26
From discontinued operations	$(0.42)	$0.02	$(0.41)	$0.04
Diluted earnings per share	$0.39	$0.68	$1.07	$1.30
We excluded potential common shares related to our outstanding equity compensation grants of 156,000 and 592,000 for the three months ended December 28, 2013 and December 29, 2012, respectively, and 111,000 and 541,000 for six months ended December 28, 2013 and December 29, 2012, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

8. Inventories
The components of inventory as of December 28, 2013 and June 29, 2013 are as follows:

	December 28, 2013	June 29, 2013
Raw Materials	$9,772	$11,583
Work in Process	2,763	1,846
Finished Goods	29,370	44,156
New Inventories	41,905	57,585
Merchandise In Service	115,567	107,421
Total Inventories	$157,472	$165,006
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1,803 and $4,076, net income by $1,125 and $2,650 and basic and diluted earnings per common share by $0.06 and $0.13 for the three and six months ended December 28, 2013, respectively. In addition, the "Inventories, net" line item of the Consolidated Condensed Balance Sheets increased by approximately $4,076 during the six months ended December 28, 2013 and $6,681 on a cumulative basis since the change occurred in the fourth quarter of fiscal 2013.
The reduction in finished goods inventory is primarily related to the agreement to sell our Direct Sale Program Business, which resulted in the reclassification of $15,201 of finished goods inventory to assets held for sale within the "Other current assets" line item of the Condensed Consolidated Balance Sheets. See Note 18, "Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements for details regarding the sale.
9. Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 29, 2013	$270,306	$64,087	$334,393
Foreign currency translation and other	(261)	(1,038)	(1,299)
Balance as of December 28, 2013	$270,045	$63,049	$333,094
We recorded a goodwill impairment loss related to the divestiture of our Ireland business of $261 in the second quarter of fiscal year 2014. There were no other impairment losses recorded in the three and six month periods ended December 28, 2013 and December 29, 2012.
Other intangible assets, which are included in "Other assets" on the Condensed Consolidated Balance Sheets, are as follows:

	December 28, 2013	June 29, 2013
Customer contracts and non-competition agreements	$125,714	$125,996
Accumulated amortization	(118,310)	(117,149)
Net	$7,404	$8,847
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.

Amortization expense was $1,437 and $2,064 for the six months ended December 28, 2013 and December 29, 2012, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 28, 2013 is as follows:

2014 remaining	$1,179
2015	1,919
2016	1,366
2017	1,165
2018	383
2019	149
10. Long-Term Debt
Debt as of December 28, 2013 and June 29, 2013 includes the following:

	December 28, 2013	June 29, 2013
Borrowings under $250M Revolver	$2,000	$—
Borrowings under $75M Variable Rate Notes	75,000	75,000
Borrowings under $100M Fixed Rate Notes	100,000	100,000
Capital leases and other	—	18
	177,000	175,018
Less current maturities	—	(18)
Total long-term debt	$177,000	$175,000
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
As of December 28, 2013, borrowings outstanding under the revolving credit facility were $2,000 at a rate of 3.25%. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50,000 in letters of credit. As of December 28, 2013, letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At December 28, 2013 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 28, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.42
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	24.48
Minimum Net Worth	$380,721	$483,043
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of December 28, 2013 under this facility bear interest at a weighted average effective rate of 3.25%.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75,000 variable rate unsecured private placement notes.

We have $75,000 of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 28, 2013, the outstanding balance of the notes was $75,000 at an effective rate of 0.87%.
On September 27, 2013 we amended and restated our $50,000 accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of December 28, 2013, there were no borrowings outstanding under this securitization and $26,225 of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
We have $100,000 of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of December 28, 2013 the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 5, "Derivative Financial Instruments" of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
11. Other Noncurrent Liabilities
Other noncurrent liabilities as of December 28, 2013 and June 29, 2013 included the following:

	December 28, 2013	June 29, 2013
Pension withdrawal liability	$23,805	$22,059
Pension plan liability	11,083	12,159
Executive deferred compensation plan liability	31,910	26,775
Supplemental executive retirement plan liability	14,719	14,826
Accrued income taxes	10,397	9,726
Workers' compensation liability	15,239	15,374
Other liabilities	3,943	4,161
Total other noncurrent liabilities	$111,096	$105,080
12. Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, canceled, expire or restrictions lapse, we recognize adjustments to income tax expense or additional paid-in capital. Total compensation expense related to share-based awards was $1,354 and $1,119 for the three months ended December 28, 2013 and December 29, 2012, respectively, and $3,205 and $2,673 for the six months ended December 28, 2013 and December 29, 2012, respectively. The number of options exercised and restricted stock vested since June 29, 2013, was 364,000 shares.
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

13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and supplemental executive retirement plans for all participants.
The components of net periodic pension cost for these plans for the three months ended December 28, 2013 and December 29, 2012 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Interest cost	$992	$935	$189	$172
Expected return on assets	(1,160)	(1,057)	—	—
Amortization of net loss	409	828	36	100
Net periodic pension cost	$241	$706	$225	$272
The components of net periodic pension cost for these plans for the six months ended December 28, 2013 and December 29, 2012 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Six Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Interest cost	$1,984	$1,870	$378	$344
Expected return on assets	(2,319)	(2,114)	—	—
Amortization of net loss	818	1,656	72	200
Net periodic pension cost	$483	$1,412	$450	$544
During fiscal year 2014, we contributed approximately $975 to the pension plan.
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
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. We have filed our Request for Review with the Central States Fund and we plan to contest the payment demands in accordance with the Central States Fund's rules and applicable law. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34,500 over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23,500. This amount represents our best estimate of our aggregate withdrawal liability as of December 28, 2013. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $113 of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1,687 in the three months ended September 28, 2013. Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the six months ended December 28, 2013, we made total payments of $934 to the Central States Fund.
Other MEPPs -
We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our aggregate share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $4,000 to $5,500 as of December 28, 2013.
A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control or could be triggered by successfully negotiating with a union to discontinue participation in the MEPP. In the second quarter of fiscal 2014, we met with representatives from unions representing several facilities that participate in these other MEPPs and communicated our intention to negotiate out of the respective MEPPs during the upcoming collective bargaining negotiations. The negotiations commenced in the third quarter of fiscal 2014 and are currently ongoing. We are currently unable to predict the ultimate outcome of these negotiations. However, if we are able to successfully withdraw from these MEPPs, we anticipate it would trigger a withdrawal liability. If a future withdrawal from a plan occurs, we will record our estimated discounted share of any unfunded vested benefits in the period in which the withdrawal occurs.
The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates, financial difficulty of other participating employers in the plan and our continued participation with other employers in the MEPPs, each of which could impact the ultimate withdrawal liability.
14. Segment Information
We have two operating segments, United States (includes our Dominican Republic operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three and six months ended December 28, 2013, and for the same periods of the prior fiscal year, no single customer's transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States and Canada.
The income from operations for each segment includes the impact of an intercompany management fee assessed by the United States segment to the Canada segment and is self-eliminated in the total income from operations below. This intercompany management fee was approximately $2,000 and $1,875 for the three months ended December 28, 2013 and December 29, 2012, respectively, and $4,000 and $3,750 for the six months ended December 28, 2013 and December 29, 2012, respectively.

We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 28, 2013 and December 29, 2012 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
Second Quarter Fiscal Year 2014:
Revenues	$187,561	$38,358	$—	$225,919
Income from operations	23,090	4,606	—	27,696
Total assets	841,330	162,776	(100,086)	904,020
Depreciation and amortization expense	6,756	1,040	—	7,796
Second Quarter Fiscal Year 2013:
Revenues	$178,058	$40,212	$—	$218,270
Income from operations	17,493	4,788	—	22,281
Total assets	830,342	159,639	(87,919)	902,062
Depreciation and amortization expense	6,700	1,310	—	8,010

For the Six Months Ended	United States	Canada	Elimination	Total
Fiscal Year 2014:
Revenues	$371,763	$74,379	$—	$446,142
Income from operations	43,730	7,535	—	51,265
Total assets	841,330	162,776	(100,086)	904,020
Depreciation and amortization expense	13,285	2,142	—	15,427
Fiscal Year 2013:
Revenues	$351,678	$77,186	$—	$428,864
Income from operations	33,084	8,129	—	41,213
Total assets	830,342	159,639	(87,919)	902,062
Depreciation and amortization expense	13,438	2,628	—	16,066
15. Share Repurchase
As of December 28, 2013, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. We repurchased 53,800 shares totaling $3,223 for the three months ended December 28, 2013 and 94,019 shares totaling $5,406 for the six months ended December 28, 2013. There were no repurchases for the three and six months ended December 29, 2012. As of December 28, 2013, we had $52,431 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three and six months ended December 28, 2013 were as follows:

	Three Months Ended December 28, 2013
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at September 28, 2013	$26,777	$(15,367)	$918	$12,328
Other comprehensive income (loss) before reclassifications	(4,705)	—	(45)	(4,750)
Reclassifications from net accumulated other comprehensive income	—	283	81	364
Net current period other comprehensive income (loss)	(4,705)	283	36	(4,386)
Accumulated other comprehensive income (loss) at December 28, 2013	$22,072	$(15,084)	$954	$7,942

	Six Months Ended December 28, 2013
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 29, 2013	$24,093	$(15,650)	$946	$9,389
Other comprehensive income (loss) before reclassifications	(2,021)	—	(154)	(2,175)
Reclassifications from net accumulated other comprehensive income	—	566	162	728
Net current period other comprehensive income (loss)	(2,021)	566	8	(1,447)
Accumulated other comprehensive income (loss) at December 28, 2013	$22,072	$(15,084)	$954	$7,942
Amounts reclassified from accumulated other comprehensive income for the three and six months ended December 28, 2013 were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2013		December 28, 2013
Losses on derivative financial instruments:
Interest rate swap contracts	$134	(a)	$260	(a)
Tax benefit	(53)		(98)
Total, net of tax	81		162
Pension benefit liabilities:
Amortization of net loss	453	(b)	906	(b)
Tax benefit	(170)		(340)
Total, net of tax	283		566
Total amounts reclassified, net of tax	$364		$728

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sales and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

17. Acquisitions
In the second quarter of fiscal year 2013, we completed an acquisition in our rental operations business. The results of the acquired business have been included in our Consolidated Financial Statements since the date of acquisition. The acquisition extended our rental operations footprint into five of the top 100 North American markets which we did not previously serve. The acquisition date fair value of the consideration transferred totaled $18,488, which consisted entirely of cash.
The proforma effects of this acquisition, had it been acquired at the beginning of fiscal year 2013, were not material. The amount of revenue related to the acquired business that has been included in our Condensed Consolidated Statements of Operations for the three and six months ended December 28, 2013 was approximately $2,500 and $5,000, respectively, and approximately $1,000 for the three and six months ended December 29, 2012. The impact to net income was immaterial for all periods presented.
18. Discontinued Operations
Discontinued operations include the operating results and other adjustments related to our Direct Sale Program business ("Program Business") and Ireland business ("Ireland Business"), both of which had previously been included in our United States operating segment. We concluded that both the Program Business and Ireland Business met the requirements to be presented as assets and liabilities held-for-sale and discontinued operations. Accordingly, the results of these operations have been reclassified to discontinued operations for all periods presented on the Condensed Consolidated Statements of Operations.
On December 31, 2013, subsequent to the end of the second quarter of fiscal year 2014, we sold our Program Business. As a result of this agreement, we reduced the carrying value of the Program Business net assets as of December 28, 2013 to equal the estimated net proceeds from the transaction and recorded a corresponding pretax loss on the sale of $12,319 in the three months ended December 28, 2013 and is included in "Loss on sale and other adjustments, net of tax" in the table below. The loss on the sale was based on a preliminary estimate, which is subject to change. However, any change is not expected to have a material impact to the consolidated financial statements. Separately, we completed the sale of our Ireland Business during the second quarter of fiscal year 2014 and recognized a pretax loss on the sale of $603, which has also been included in "Loss on sale and other adjustments, net of tax" in the table below. Total aggregate gross proceeds from the sales were $6,641. Summarized financial information for discontinued operations is shown below:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Rental and direct sales revenue from discontinued operations	$8,566	$10,904	$17,636	$22,738
Income (loss) before income taxes	(225)	571	139	1,180

Income (loss), net of tax	(125)	354	86	743
Loss on sale and other adjustments, net of tax	(8,298)	—	(8,298)	—
Net income (loss) from discontinued operations, net of tax	$(8,423)	$354	$(8,212)	$743

Three and Six Months Ended
December 28, 2013
Loss in excess of carrying value of Program Business	$(11,651)
Transaction and related costs	(668)
Loss on sale of Program Business	(12,319)
Loss on sale of Ireland Business	(603)
Pretax loss on sale of businesses	(12,922)
Income tax benefit	4,624
Loss on sale and other adjustments, net of tax	$(8,298)
The carrying amount of the major classes of assets and liabilities related to the Program Business as of December 28, 2013 and included in other current assets and accrued expenses and other current liabilities is as follows:

December 28, 2013
Accounts receivable, net	$5,099
Inventory	15,201
Other assets	737
Loss in excess of carrying value of Program Business	(11,651)
Total other current assets	$9,386

Accounts payable	$1,473
Accrued expenses	3,534
Total accrued expenses and other current liabilities	$5,007

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
In fiscal year 2013, we modified our strategy, building on the improvements made in the past. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team
To measure the progress of our strategy, in fiscal year 2010, we established two primary long-term financial objectives, which were achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted net operating income from operations after tax, divided by the sum of total debt less cash plus stockholders' equity. In the second quarter of fiscal year 2013, we achieved the first of these two targets by achieving a 10% operating margin and in the second quarter of fiscal year 2014, we achieved the second target by achieving a 10% ROIC. During fiscal 2014, we implemented new long-term financial goals entitled the "12+ Plan," which includes achieving 12% operating margin, 12% ROIC and an added focus on revenue growth, within a two to four year time frame. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
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
In the second quarter of fiscal 2014, we divested our Ireland Business and on December 31, 2013, subsequent to the end of the second quarter of fiscal year 2014, we entered into an agreement to sell our Program Business. These divestitures have been reflected as Discontinued Operations in our Condensed Consolidated Statements of Operations. See Note 18, "Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements for additional information.
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
Inventories
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1.8 million and $4.1 million, net income by $1.1 million and $2.7 million and basic and diluted earnings per common share by $0.06 and $0.13 for the three and six months ended December 28, 2013, respectively. In addition, the "Inventories, net" line item of the Consolidated Condensed Balance Sheets increased by approximately $4.1 million during the six months ended December 28, 2013 and $6.7 million on a cumulative basis since the change occurred in the fourth quarter of fiscal 2013.
The reduction in finished goods inventory is primarily related to the agreement to sell our Program Business, which resulted in the reclassification of $15.2 million of finished goods inventory to assets held for sale within the "Other current assets" line item of the Condensed Consolidated Balance Sheets. See Note 18, "Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements for details regarding the sale.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 28, 2013 and December 29, 2012, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Six Months Ended		Percentage Change
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012	Three Months FY 2014 vs. FY 2013	Six Months FY 2014 vs. FY 2013
Rental and direct sales revenue	100.0%	100.0%	100.0%	100.0%	3.5%	4.0%

Cost of rental and direct sales	65.7	68.2	65.6	68.2	(0.4)	0.1
Gross margin	34.3	31.8	34.4	31.8	11.8	12.6
Selling and administrative	22.1	21.6	22.9	22.2	6.0	7.4
Income from operations	12.3	10.2	11.5	9.6	24.3	24.4
Interest expense	0.7	0.5	0.7	0.5	41.5	47.3
Income from continuing operations before income taxes	11.6	9.7	10.8	9.1	23.4	23.1
Provision for income taxes	4.3	3.8	4.1	3.4	17.8	23.5
Net income from continuing operations	7.2	5.9	6.7	5.7	27.0	22.9
Net income (loss) from discontinued operations	(3.7)	0.2	(1.8)	0.2
Net income	3.5%	6.1%	4.9%	5.9%	(40.1)%	(13.4)%
Three months ended December 28, 2013 compared to three months ended December 29, 2012
Rental and Direct Sales Revenue. Total revenue in the second quarter of fiscal 2014 increased $7.6 million or 3.5% to $225.9 million from $218.3 million in the second quarter of fiscal 2013.

Our organic rental growth rate was 4.2% compared to 4.5% in the same period of the prior fiscal year. The 4.2% growth rate in the current year was driven by new account sales, continued improved execution related to merchandise recovery billings and uniform preparation services. The impact of acquisitions added approximately 0.8% to our rental operations growth rate, offset by the impact of foreign currency translation rates and timing of holiday deliveries. In addition, the decrease in direct sales reduced our overall growth rate by 0.3%. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sales. Cost of rental and direct sales, which includes merchandise, production, delivery and cost of direct sales expenses, decreased 0.4% to $148.3 million in the second quarter of fiscal 2014 from $148.9 million in the same period of fiscal 2013. As a percentage of revenue, our gross margin increased to 34.3% in the second quarter of fiscal 2014 from 31.8% in the same period of fiscal 2013. The current year gross margin included a $1.8 million benefit from the change in merchandise lives previously reported. Excluding this item, gross margin was 33.6%, a 180 basis point improvement from the prior year. This improvement was primarily due to declining merchandise costs, lower health insurance and workers compensation expenses, lower motor fuel costs, the favorable impact of fixed costs absorbed over a higher revenue base and a decreased percentage of incentive compensation costs allocated to cost of rental and direct sales. In addition, gross margins from direct sales improved due to lower distribution costs as a result of the restructuring of our catalog business and improved pricing.
Selling and Administrative. Selling and administrative expenses increased 6.0% to $49.9 million in the second quarter of fiscal 2014 from $47.1 million in the same period of fiscal 2013. As a percentage of total revenues, selling and administrative expenses increased to 22.1% in the second quarter of fiscal 2014 from 21.6% in the second quarter of fiscal 2013. The increase was due to increased sales commissions and sales staffing levels and an increased percentage of incentive compensation costs allocated to selling and administrative expenses, offset by lower amortization expense associated with intangible assets.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012	Change
United States	$23,090	$17,493	$5,597
Canada	4,606	4,788	(182)
Total	$27,696	$22,281	$5,415
The increase in consolidated income from operations in the second quarter of fiscal 2014 compared to the same period of the prior fiscal year was primarily due to lower merchandise costs, lower workers compensation expenses, lower amortization expenses, improved direct sales margins and the favorable impact of fixed costs absorbed over a higher revenue base. These favorable items were slightly offset by increased sales costs.
United States. Income from operations increased $5.6 million to $23.1 million in the second quarter of fiscal 2014 from $17.5 million in the same period of fiscal 2013. The current year operating income included a $1.6 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations increased $4.0 million. The increase was primarily driven by additional income from increased revenue, continued productivity improvements in our laundry operations, lower merchandise costs, improved direct sales margins, lower workers compensation costs and lower motor fuel costs. These improvements were partially offset by higher selling costs.
Canada. Income from operations decreased $0.2 million to $4.6 million in the second quarter of fiscal 2014 from $4.8 million in the same period of fiscal 2013. The current year operating income included a $0.2 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations decreased $0.4 million. The decrease was primarily driven by a decrease in the Canadian foreign exchange rate, higher delivery, electricity, selling, workers compensation and bad debt expenses and lower direct sales margins, partially offset by lower merchandise and environmental costs.
Interest Expense. Interest expense was $1.6 million in the second quarter of fiscal 2014, an increase from the $1.1 million reported in the same period of fiscal 2013. The increased interest expense was due to higher effective interest rates primarily due to the $100.0 million fixed rate notes, partially offset by lower average debt balances.
Provision for Income Taxes. Our effective tax rate decreased to 37.5% in the second quarter of fiscal 2014 from 39.2% in the same period of fiscal 2013. The tax rate for the current period is lower than the prior period due primarily to lower tax expense on foreign earnings and decreased reserves for uncertain tax positions in the current period.

Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and on December 31, 2013, subsequent to the end of the second quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The pretax loss recognized includes the loss on sale of $12.9 million and a pretax operating loss from the discontinued operations of $0.2 million. The operating income on these businesses for the prior period was $0.6 million and has been reclassified from continuing operations to discontinued operations. See Note 18, "Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements for additional information.
Six months ended December 28, 2013 compared to six months ended December 29, 2012
Rental and Direct Sales Revenue. Total revenue for the first six months of fiscal 2014 increased $17.3 million or 4.0% to $446.1 million from $428.9 million for the same period in the prior fiscal year.
Our organic rental growth rate was 4.0% compared to 5.0% in the same period of the prior fiscal year. The impact of acquisitions added approximately 1.0% to our rental operations growth rate, offset by the impact of foreign currency translation rates and timing of holiday deliveries. In addition, the decrease in direct sales reduced our overall growth rate by 0.2%. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sales. Cost of rental and direct sales, which includes merchandise, production, delivery and cost of direct sales expenses, increased 0.1% to $292.8 million in the first six months of fiscal 2014 from $292.6 million in the same period of fiscal 2013. As a percentage of revenue, our gross margin increased to 34.4% in the first six months of fiscal 2014 from 31.8% in the same period of fiscal 2013. The current year gross margin included a $4.1 million benefit from the change in merchandise lives previously reported. Excluding this item, gross margin was 33.5%, a 170 basis point improvement from the prior year. This improvement was primarily due to declining merchandise costs, lower health insurance and workers compensation expenses, lower motor fuel costs, the favorable impact of fixed costs absorbed over a higher revenue base and a decreased percentage of incentive compensation costs allocated to cost of rental and direct sales. In addition, gross margins from direct sales improved due to lower distribution costs as a result of the restructuring of our catalog business and improved pricing.
Selling and Administrative. Selling and administrative expenses increased 7.4% to $102.1 million in the first six months of fiscal 2014 from $95.0 million in the same period of fiscal 2013. As a percentage of total revenues, selling and administrative expenses increased to 22.9% in the first six months of fiscal 2014 from 22.2% in the same period of fiscal 2013. The increase was due to additional expense of $1.7 million associated with an increase to our multi-employer pension plan withdrawal liability, increased sales commissions and sales staffing levels and an increased percentage of incentive compensation costs allocated to selling and administrative expenses, offset by lower amortization expense associated with intangible assets.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Six Months Ended
	December 28, 2013	December 29, 2012	Change
United States	$43,730	$33,084	$10,646
Canada	7,535	8,129	(594)
Total	$51,265	$41,213	$10,052
The increase in consolidated income from operations in the first six months of fiscal 2014 compared to the same period of the prior fiscal year was primarily due to lower merchandise costs, lower group health insurance and workers compensation expenses, lower amortization expenses, improved direct sales margins and the favorable impact of fixed costs absorbed over a higher revenue base. These favorable items were offset by the increase in our estimated multi-employer pension plan withdrawal liability and increased sales costs.
United States. Income from operations increased $10.6 million to $43.7 million in the first six months of fiscal 2014 from $33.1 million in the same period of fiscal 2013. The current year operating income included a $3.5 million benefit from the change in merchandise lives previously reported and additional expense of $1.7 million associated with an increase to our multi-employer pension plan withdrawal liability. Excluding these two items, income from operations increased approximately $8.8 million. The increase was primarily driven by additional income from increased revenue, continued productivity improvements in our laundry operations, improved direct sales margins, lower health insurance and workers compensation costs and lower motor fuel costs. These improvements were partially offset by higher selling expenses.
Canada. Income from operations decreased $0.6 million to $7.5 million in the first six months of fiscal 2014 from $8.1 million in the same period of fiscal 2013. The current year operating income included a $0.6 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations decreased $1.2 million. The decrease was primarily driven by a decrease in the Canadian foreign exchange rate, higher delivery, natural gas, electricity and bad debt expenses and lower direct sales margins, partially offset by lower merchandise costs.
Interest Expense. Interest expense was $3.1 million in the first six months of fiscal 2014, an increase from the $2.1 million reported in the same period of fiscal 2013. The increased interest expense was due to higher effective interest rates primarily due to the $100.0 million fixed rate notes, partially offset by lower average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 37.8% in the six months ended December 28, 2013 from 37.6% in the six months ended December 29, 2012. The tax rate for the prior period is lower than the current year period due to a decrease of approximately $0.4 million in reserves for uncertain tax positions due to resolution of a tax contingency during the prior year period offset by lower tax expense on foreign earnings and decreased reserves for uncertain tax positions in the current period.
Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and on December 31, 2013, subsequent to the end of the second quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The pretax loss recognized includes the loss on sale of $12.9 million, offset by income from the discontinued operations of $0.1 million. The operating income on these businesses for the prior period was $1.2 million and has been reclassified from continuing operations to discontinued operations. See Note 18, "Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements for additional information.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock under stock option plans. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Working capital at December 28, 2013 was $200.9 million, a $22.8 million increase from $178.1 million at June 29, 2013. The increase in working capital is primarily due to increased accounts receivable resulting from higher revenue, and a decrease in accrued expenses, primarily incentive compensation and income taxes payable.
Operating Activities. Net cash provided by operating activities decreased $25.2 million to $15.6 million in the first six months of fiscal 2014 from $40.8 million in the same period of fiscal 2013. The decrease was primarily due to increased working capital related to inventory and accounts receivable and increased federal tax payments. The increase in in-service inventory was partially driven by the previously noted change in estimated lives of the in-service inventory.
Investing Activities. Net cash used for investing activities was $14.4 million in the first six months of fiscal 2014 compared to $36.6 million in the same period of fiscal 2013. The decrease was primarily due to lower capital expenditures in the current year and the acquisition in the second quarter of fiscal 2013 totaling $18.6 million.
Financing Activities. Cash used by financing activities was $5.3 million in the first six months of fiscal 2014 compared to $0.4 million in the same period of fiscal 2013. The change was primarily due to an increase in dividends paid and repurchase of common shares of $5.4 million, partially offset by excess tax benefits from share-based compensation. The change in dividends paid was the result of an increase in the year-to-date per share dividend from $0.39 to $0.54.
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
As of December 28, 2013, borrowings outstanding under the revolving credit facility were $2.0 million at a rate of 3.25%. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of December 28, 2013, letters of credit outstanding under this facility totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At December 28, 2013 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 28, 2013:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.42
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	24.48
Minimum Net Worth	$380.7	$483.0
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of December 28, 2013 under this facility bear interest at a weighted average effective rate of 3.25%.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75.0 million variable rate unsecured private placement notes.
We have $75.0 million of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 28, 2013, the outstanding balance of the notes was $75.0 million at an effective rate of 0.87%.
On September 27, 2013, we amended and restated our $50.0 million accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of LIBOR plus 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of December 28, 2013, there were no borrowings outstanding under this securitization and $26.2 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
We have $100.0 million of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50.0 million of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of December 28, 2013 the outstanding balance of the notes was $100.0 million at an effective rate of 3.81%.
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
At December 28, 2013, we had approximately $271.2 million of available capacity under our revolving and accounts receivable credit facilities. Our revolving credit facility contributes $247.4 million of liquidity and our accounts receivable securitization facility contributes $23.8 million. We anticipate that our cash flows from operations and our available capacity under our revolving credit facility will be sufficient to satisfy our cash commitments and capital requirements for fiscal 2014. We estimate that capital expenditures in fiscal 2014 will be near the low end of a $35.0 to $40.0 million range.
Off Balance Sheet Arrangements
At December 28, 2013, we had $26.9 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.2 million and $0.7 million in the second quarter of fiscal 2014 and fiscal 2013, respectively. At June 29, 2013, the fair value of our pension plan assets totaled $64.6 million.
Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan for all participants. Future growth in benefits has not occurred beyond this date.

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
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. We have filed our Request for Review with the Central States Fund and we plan to contest the payment demands in accordance with the Central States Fund's rules and applicable law. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material effect on our results of operations in the period of resolution, however it is not expected to have a material result on our financial condition or liquidity.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34.5 million over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23.5 million. This amount represents our best estimate of our aggregate withdrawal liability as of December 28, 2013. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $0.1 million of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1.7 million in the three months ended September 28, 2013.
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
Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the six months ended December 28, 2013, we made total payments of $0.9 million to the Central States Fund.
Other MEPPs -
We continue to actively participate in several other MEPPs, for which we have not recorded a withdrawal liability. Based upon the most recent plan data available from the trustees managing these MEPPs, our aggregate share of the undiscounted, unfunded vested benefits for these MEPPs is estimated to be $4.0 million to $5.5 million as of December 28, 2013.

A partial or full withdrawal from a MEPP may be triggered by circumstances beyond our control or could be triggered by successfully negotiating with a union to discontinue participation in the MEPP. In the second quarter of fiscal 2014, we met with representatives from unions representing several facilities that participate in these other MEPPs and communicated our intention to negotiate out of the respective MEPPs during the upcoming collective bargaining negotiations. The negotiations commenced in the third quarter of fiscal 2014 and are currently ongoing. We are currently unable to predict the ultimate outcome of these negotiations. However, if we are able to successfully withdraw from these MEPPs, we anticipate it would trigger a withdrawal liability. If a future withdrawal from a plan occurs, we will record our estimated discounted share of any unfunded vested benefits in the period in which the withdrawal occurs.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 28, 2013 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 28, 2013 was an unrealized loss of $1.2 million.
As of December 28, 2013, the majority of our outstanding debt is either at a fixed rate or a variable rate that has been modified with interest rate swap agreements, and therefore forecasted interest expense would not change materially as a result of changes in interest rates.

Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of December 28, 2013, we have no outstanding derivative financial instruments related to gasoline and diesel fuel.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of unleaded gasoline and diesel fuel. The analysis used gasoline and diesel prices at December 28, 2013 and forecasted purchases over the next twelve months. For each one percentage point increase or decrease in gasoline and diesel prices under these assumptions, our gasoline and diesel costs would change by approximately $0.2 million.
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
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and audits of eight other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in conversations with the OFCCP and believe that our practices are lawful and without bias. No other proceedings with respect to these matters have been commenced. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Multi-Employer Pension Plans" for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 29 - November 2, 2013	5,000	$62.01	5,000	$55,343,704
November 3 - November 30, 2013	34,400	$60.16	34,400	$53,274,299
December 1 - December 28, 2013	14,400	$58.55	14,400	$52,431,133
Total	53,800	$59.90	53,800	$52,431,133
As of December 28, 2013, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. We repurchased 53,800 shares at an average price of $59.90 totaling $3.2 million for the three months ended December 28, 2013 and 94,019 shares totaling $5.4 million for the six months ended December 28, 2013. There were no repurchases for the three and six months ended December 29, 2012. As of December 28, 2013, we had $52.4 million remaining under this authorization.

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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended December 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	January 28, 2014	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

		By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)