Form 10-Q
period 2014-03-29
G&K SERVICES INC
filed 2014-04-29
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
April 24, 2014 was 19,949,109 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 29, 2014	June 29, 2013
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$49,535	$38,590
Accounts receivable, less allowance for doubtful accounts of $3,501 and $3,135	93,542	90,989
Inventories, net	157,048	165,006
Other current assets	33,493	13,810
Total current assets	333,618	308,395
Property, Plant and Equipment, net	193,684	194,156
Goodwill	331,143	334,393
Other Assets	64,096	60,342
Total assets	$922,541	$897,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$36,519	$41,655
Accrued expenses and other current liabilities	67,030	81,902
Deferred income taxes	20,431	6,729
Current maturities of long-term debt	—	18
Total current liabilities	123,980	130,304
Long-Term Debt, net of Current Maturities	175,000	175,000
Deferred Income Taxes	22,239	19,894
Other Noncurrent Liabilities	116,189	105,080
Total liabilities	437,408	430,278
Stockholders' Equity
Common stock, $0.50 par value	9,971	9,842
Additional paid-in capital	60,299	44,872
Retained earnings	410,098	402,905
Accumulated other comprehensive income	4,765	9,389
Total stockholders' equity	485,133	467,008
Total liabilities and stockholders' equity	$922,541	$897,286
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
(In thousands, except per share data)
Rental and direct sale revenue	$225,046	$217,743	$671,188	$646,607
Operating Expenses
Cost of rental and direct sale	150,284	148,095	443,109	440,741
Pension withdrawal and associated expenses	8,167	—	9,854	—
Selling and administrative	48,521	48,296	148,886	143,301
Total operating expenses	206,972	196,391	601,849	584,042
Income from Operations	18,074	21,352	69,339	62,565
Interest expense	1,560	1,127	4,707	3,263
Income from Continuing Operations before Income Taxes	16,514	20,225	64,632	59,302
Provision for income taxes	6,123	6,620	24,288	21,325
Net Income from Continuing Operations	10,391	13,605	40,344	37,977
Net income (loss) from discontinued operations, net of tax	(181)	(23)	(8,393)	720
Net Income	$10,210	$13,582	$31,951	$38,697

Basic Earnings per Common Share:
From continuing operations	$0.52	$0.70	$2.04	$1.98
From discontinued operations	(0.01)	—	(0.43)	0.04
Basic earnings per share	$0.51	$0.70	$1.61	$2.02

Diluted Earnings per Common Share:
From continuing operations	$0.51	$0.69	$2.00	$1.95
From discontinued operations	(0.01)	—	(0.42)	0.04
Diluted earnings per share	$0.50	$0.69	$1.58	$1.99

Weighted average number of shares outstanding, basic	19,657	19,053	19,545	18,858
Weighted average number of shares outstanding, diluted	19,996	19,430	19,924	19,159

Dividends Declared per Share	$0.270	$0.195	$0.810	$0.585
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
(In thousands)
Net income	$10,210	$13,582	$31,951	$38,697
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax $(954), $0, $(1,112) and $0, respectively	(3,497)	(2,303)	(5,518)	(2,609)
Amortization of actuarial loss on pension benefit obligations, net of tax benefit $171, $363, $511 and $1,089, respectively	283	580	849	1,742
Derivative financial instruments gain (loss) recognized, net of tax (benefit) expense $(29), $718, $(121) and $811, respectively	(50)	1,288	(204)	1,418
Derivative financial instruments loss reclassified, net of tax benefit $47, $65, $148 and $157, respectively	87	108	249	261
Total other comprehensive income (loss), net of tax	(3,177)	(327)	(4,624)	812
Total comprehensive income	$7,033	$13,255	$27,327	$39,509
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 29, 2014	March 30, 2013
(In thousands)
Operating Activities:
Net income	$31,951	$38,697
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	23,152	24,150
Loss on sale of businesses	12,837	—
Pension withdrawal and associated expenses	9,854	—
Deferred income taxes	16,457	10,930
Share-based compensation	4,575	3,843
Changes in current operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(8,565)	1,816
Inventories	(7,478)	12,865
Accounts payable	(4,154)	(1,758)
Other current assets and liabilities	(35,466)	(2,059)
Other	(621)	(5,884)
Net cash provided by operating activities	42,542	82,600
Investing Activities:
Capital expenditures	(23,172)	(27,513)
Divestiture (Acquisition) of businesses	6,641	(18,663)
Net cash used for investing activities	(16,531)	(46,176)
Financing Activities:
Repayments of long-term debt	(18)	(196)
Repayments of revolving credit facilities, net	—	(30,725)
Cash dividends paid	(16,057)	(11,250)
Net issuance of common stock, under stock option plans	8,582	15,905
Repurchase of common stock	(8,619)	—
Shares associated with tax withholdings under our equity incentive plans	(1,329)	(750)
Excess tax benefit from share-based compensation	3,801	—
Net cash used for financing activities	(13,640)	(27,016)
Increase in Cash and Cash Equivalents	12,371	9,408
Effect of Exchange Rates on Cash	(1,426)	(98)
Cash and Cash Equivalents:
Beginning of period	38,590	19,604
End of period	$49,535	$28,914
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013 ("fiscal 2013"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of March 29, 2014, and the results of our operations for the three and nine months ended March 29, 2014 and March 30, 2013 and our cash flows for the nine months ended March 29, 2014 and March 30, 2013.
The results of operations for the three and nine month periods ended March 29, 2014 and March 30, 2013 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2013 Annual Report on Form 10-K.
2. Contingent Liabilities
Environmental Matters
From time-to-time, we are involved in environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties. As of March 29, 2014 and June 29, 2013, we had reserves of approximately $900 and $1,700, respectively, related to these matters. There was $70 of expense and $227 of income for these matters for the three months ended March 29, 2014 and March 30, 2013, respectively, and $353 and $139 of expense for the nine months ended March 29, 2014 and March 30, 2013, respectively.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and audits of seven other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. No other proceedings with respect to these matters have been commenced. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first three quarters of fiscal years 2013 or 2014.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of March 29, 2014 and June 29, 2013:

	As of March 29, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,066	$—	$3,066
Equity and fixed income mutual funds	28,809	—	28,809
Cash surrender value of life insurance policies	—	14,022	14,022
Total assets	$31,875	$14,022	$45,897
Accrued expenses:
Derivative financial instruments	$—	$895	$895
Total liabilities	$—	$895	$895

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$2,964	$—	$2,964
Equity and fixed income mutual funds	23,811	—	23,811
Cash surrender value of life insurance policies	—	13,377	13,377
Total assets	$26,775	$13,377	$40,152
Accrued expenses:
Derivative financial instruments	$—	$1,136	$1,136
Total liabilities	$—	$1,136	$1,136
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the Company’s non-qualified deferred compensation plan.

The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of March 29, 2014 and June 29, 2013:

	As of March 29, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$49,535	$—	$49,535
Total assets	$49,535	$—	$49,535
Long-term debt, net of current maturities	$—	$170,245	$170,245
Total liabilities	$—	$170,245	$170,245

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$38,590	$—	$38,590
Total assets	$38,590	$—	$38,590
Current maturities of long-term debt	$—	$18	$18
Long-term debt, net of current maturities	—	175,000	175,000
Total liabilities	$—	$175,018	$175,018
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
All of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at March 29, 2014.
As of March 29, 2014 and June 29, 2013, we had $895 and $1,136, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $991 net gain deferred in accumulated other comprehensive income as of March 29, 2014, a $324 loss is expected to be reclassified to interest expense in the next twelve months.
As of March 29, 2014 and June 29, 2013, all derivative financial instruments were designated as hedging instruments.
As of March 29, 2014, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate ("LIBOR"), all of which mature in 13-24 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of March 29, 2014. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

6. Income Taxes
Our effective tax rate increased to 37.6% in the nine months ended March 29, 2014 from 36.0% in the nine months ended March 30, 2013. The prior period tax rate is lower than the current year period due to settlement of the fiscal 2010 and 2011 federal income tax return examinations and expiration of certain tax statutes.
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
The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income from continuing operations	$10,391	$13,605	$40,344	$37,977
Less: Income allocable to participating securities	(142)	(210)	(560)	(590)
Net income from continuing operations available to common stockholders	$10,249	$13,395	$39,784	$37,387
Net income (loss) from discontinued operations	(181)	(23)	(8,393)	720
Net income available to common stockholders	$10,068	$13,372	$31,391	$38,107
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,657	19,053	19,545	18,858
Basic earnings per common share:
From continuing operations	$0.52	$0.70	$2.04	$1.98
From discontinued operations	$(0.01)	$—	$(0.43)	$0.04
Basic earnings per share	$0.51	$0.70	$1.61	$2.02
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,657	19,053	19,545	18,858
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	339	377	379	301
Weighted average shares outstanding, diluted	19,996	19,430	19,924	19,159
Diluted earnings per common share:
From continuing operations	$0.51	$0.69	$2.00	$1.95
From discontinued operations	$(0.01)	$—	$(0.42)	$0.04
Diluted earnings per share	$0.50	$0.69	$1.58	$1.99
We excluded potential common shares related to our outstanding equity compensation grants of 109,000 and 1,500 for the three months ended March 29, 2014 and March 30, 2013, respectively, and 128,000 and 399,000 for nine months ended March 29, 2014 and March 30, 2013, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

8. Inventories
The components of inventories as of March 29, 2014 and June 29, 2013 are as follows:

	March 29, 2014	June 29, 2013
Raw Materials	$9,635	$11,583
Work in Process	1,280	1,846
Finished Goods	29,604	44,156
New Inventories	40,519	57,585
Merchandise In Service	116,529	107,421
Total Inventories	$157,048	$165,006
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1,270 and $5,346, net income by $806 and $3,366 and basic and diluted earnings per common share by $0.04 and $0.17 for the three and nine months ended March 29, 2014, respectively. In addition, the "Inventories, net" line item of the Condensed Consolidated Balance Sheets increased by approximately $5,346 during the nine months ended March 29, 2014 and $7,951 on a cumulative basis since the change occurred in the fourth quarter of fiscal 2013.
The reduction in finished goods inventory is primarily related to the sale of our Direct Sale Program Business. See Note 18, "Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements for details regarding the sale.
9. Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 29, 2013	$270,306	$64,087	$334,393
Foreign currency translation and other	(261)	(2,989)	(3,250)
Balance as of March 29, 2014	$270,045	$61,098	$331,143
We recorded a goodwill impairment loss related to the divestiture of our Ireland business of $261 in the second quarter of fiscal year 2014. There were no other impairment losses recorded in the three and nine month periods ended March 29, 2014 and March 30, 2013.
Other intangible assets, which are included in "Other assets" on the Condensed Consolidated Balance Sheets, are as follows:

	March 29, 2014	June 29, 2013
Customer contracts and non-competition agreements	$117,983	$125,996
Accumulated amortization	(111,067)	(117,149)
Net	$6,916	$8,847
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.

Amortization expense was $2,083 and $2,924 for the nine months ended March 29, 2014 and March 30, 2013, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 29, 2014 is as follows:

2014 remaining	$515
2015	1,912
2016	1,365
2017	1,165
2018	383
2019	149
10. Long-Term Debt
Debt as of March 29, 2014 and June 29, 2013 includes the following:

	March 29, 2014	June 29, 2013
Borrowings under $250M Revolver	$—	$—
Borrowings under $75M Variable Rate Notes	75,000	75,000
Borrowings under $50M A/R Line	—	—
Borrowings under $100M Fixed Rate Notes	100,000	100,000
Capital leases and other	—	18
	175,000	175,018
Less current maturities	—	(18)
Total long-term debt	$175,000	$175,000
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
As of March 29, 2014, there were no borrowings outstanding under the revolving credit facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50,000 in letters of credit. As of March 29, 2014, letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At March 29, 2014 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 29, 2014:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.53
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	20.88
Minimum Net Worth	$378,574	$485,133
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75,000 variable rate unsecured private placement notes. On March 31, 2014, we amended the facility to reduce the minimum net worth covenant to be consistent with the calculation for the $75,000 variable rate unsecured private placement notes until those notes are repaid in full. As of March 29, 2014, the amended minimum net worth would have been $342,314.

We have $75,000 of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 29, 2014, the outstanding balance of the notes was $75,000 at an effective rate of 0.85%.
On September 27, 2013 we amended and restated our $50,000 accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of March 29, 2014, there were no borrowings outstanding under this securitization and $24,925 of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
We have $100,000 of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of March 29, 2014 the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
Subsequent to the end of the third quarter of fiscal year 2014, we declared a special dividend of $6.00 per share, which will total an estimated $120,000. We will fund this dividend with a combination of available cash and borrowings under our existing credit facilities. The dividend will be paid in the fourth quarter of fiscal year 2014. Please see Note 19, "Subsequent Event," of the Notes to the Condensed Consolidated Financial Statements for additional information.
See Note 5, "Derivative Financial Instruments," of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
11. Other Noncurrent Liabilities
Other noncurrent liabilities as of March 29, 2014 and June 29, 2013 included the following:

	March 29, 2014	June 29, 2013
Multi-employer pension withdrawal liability	$28,958	$22,059
Pension plan liability	10,934	12,159
Executive deferred compensation plan liability	31,973	26,775
Supplemental executive retirement plan liability	14,738	14,826
Accrued income taxes	10,583	9,726
Workers' compensation liability	15,235	15,374
Other liabilities	3,768	4,161
Total other noncurrent liabilities	$116,189	$105,080
12. Share-Based Compensation
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, canceled, expire or restrictions lapse, we recognize adjustments to income tax expense or additional paid-in capital. Total compensation expense related to share-based awards was $1,370 and $1,170 for the three months ended March 29, 2014 and March 30, 2013, respectively, and $4,575 and $3,843 for the nine months ended March 29, 2014 and March 30, 2013, respectively. The number of options exercised and restricted stock vested since June 29, 2013, was 453,000 shares.
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

13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and supplemental executive retirement plans for all participants.
The components of net periodic pension cost for these plans for the three months ended March 29, 2014 and March 30, 2013 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Three Months Ended		Three Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Interest cost	$992	$935	$189	$172
Expected return on assets	(1,159)	(1,057)	—	—
Amortization of net loss	409	828	36	100
Net periodic pension cost	$242	$706	$225	$272
The components of net periodic pension cost for these plans for the nine months ended March 29, 2014 and March 30, 2013 are as follows:

	Pension Plan		Supplemental Executive Retirement Plan
	Nine Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Interest cost	$2,976	$2,805	$567	$516
Expected return on assets	(3,478)	(3,171)	—	—
Amortization of net loss	1,227	2,484	108	300
Net periodic pension cost	$725	$2,118	$675	$816
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
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. Recently, we filed our arbitration demand. As part of these arbitration proceedings, we plan to contest the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34,500 over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23,500. This amount represents our best estimate of our aggregate withdrawal liability as of March 29, 2014. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $113 of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1,687 in the three months ended September 28, 2013. Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the nine months ended March 29, 2014, we made total payments of $1,634 to the Central States Fund.
Other United States MEPPs -
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs, for which we had not previously recorded any withdrawal liabilities. Based on progress in the negotiations and our intentions, we have determined that it is probable that we will withdraw from the plans. Accordingly, we have recorded a pretax charge of $8,167. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. However, any potential changes are not expected to have a material impact on our results of operation or financial condition. Upon conclusion of negotiations and exit from these plans, we will no longer participate in any United States MEPPs.
Canadian MEPPs -
Our Canadian subsidiaries participate in three multi-employer retirement funds, collectively referred to as the Canadian MEPPs. Plan information for the Canadian MEPPs is not readily available. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For two of the plans, in the event that the plans are underfunded, the monthly benefit amount can be reduced by the trustees of the plan and we are not responsible for the underfunded status of the plan. For the third plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to our exposure to the third plan, the most recent actuarial valuation available to us indicates a surplus of approximately 14.5%.
14. Segment Information
We have two operating segments, United States (includes our Dominican Republic operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three and nine months ended March 29, 2014, and for the same periods of the prior fiscal year, no single customer's transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States and Canada.

We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended March 29, 2014 and March 30, 2013 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
Third Quarter Fiscal Year 2014:
Revenues	$188,058	$36,988	$—	$225,046
Income from operations	12,987	5,087	—	18,074
Total assets	864,349	161,761	(103,569)	922,541
Depreciation and amortization expense	6,730	995	—	7,725
Third Quarter Fiscal Year 2013:
Revenues	$178,449	$39,294	$—	$217,743
Income from operations	16,312	5,040	—	21,352
Total assets	825,856	162,910	(91,241)	897,525
Depreciation and amortization expense	6,777	1,307	—	8,084

For the Nine Months Ended	United States	Canada	Elimination	Total
Fiscal Year 2014:
Revenues	$559,821	$111,367	$—	$671,188
Income from operations	56,716	12,623	—	69,339
Total assets	864,349	161,761	(103,569)	922,541
Depreciation and amortization expense	20,015	3,137	—	23,152
Fiscal Year 2013:
Revenues	$530,127	$116,480	$—	$646,607
Income from operations	49,395	13,170	—	62,565
Total assets	825,856	162,910	(91,241)	897,525
Depreciation and amortization expense	20,215	3,935	—	24,150
15. Share Repurchase
As of March 29, 2014, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. Under this repurchase program, we repurchased 52,800 shares in open market transactions totaling $3,213 for the three months ended March 29, 2014 and 146,819 shares totaling $8,619 for the nine months ended March 29, 2014. As of March 29, 2014, we had $49,218 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three and nine months ended March 29, 2014 were as follows:

	Three Months Ended March 29, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at December 28, 2013	$22,072	$(15,084)	$954	$7,942
Other comprehensive income (loss) before reclassifications	(3,497)	—	(50)	(3,547)
Reclassifications from net accumulated other comprehensive income	—	283	87	370
Net current period other comprehensive income (loss)	(3,497)	283	37	(3,177)
Accumulated other comprehensive income (loss) at March 29, 2014	$18,575	$(14,801)	$991	$4,765

	Nine Months Ended March 29, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 29, 2013	$24,093	$(15,650)	$946	$9,389
Other comprehensive income (loss) before reclassifications	(5,518)	—	(204)	(5,722)
Reclassifications from net accumulated other comprehensive income	—	849	249	1,098
Net current period other comprehensive income (loss)	(5,518)	849	45	(4,624)
Accumulated other comprehensive income (loss) at March 29, 2014	$18,575	$(14,801)	$991	$4,765
Amounts reclassified from accumulated other comprehensive income for the three and nine months ended March 29, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2014		March 29, 2014
Losses on derivative financial instruments:
Interest rate swap contracts	$134	(a)	$397	(a)
Tax benefit	(47)		(148)
Total, net of tax	87		249
Pension benefit liabilities:
Amortization of net loss	454	(b)	1,360	(b)
Tax benefit	(171)		(511)
Total, net of tax	283		849
Total amounts reclassified, net of tax	$370		$1,098

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

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
The proforma effects of this acquisition, had it been acquired at the beginning of fiscal year 2013, were not material. The amount of revenue related to the acquired business that has been included in our Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2014 was approximately $2,500 and $7,500, respectively, and approximately $2,500 and $3,500 for the three and nine months ended March 30, 2013. The impact to net income was immaterial for all periods presented.
18. Discontinued Operations
Discontinued operations include the operating results and other adjustments related to our Direct Sale Program business ("Program Business") and Ireland business ("Ireland Business"), both of which had previously been included in our United States operating segment. We previously concluded that both the Program Business and Ireland Business met the requirements to be presented as discontinued operations. Accordingly, the results of these operations have been reclassified to discontinued operations for all periods presented on the Condensed Consolidated Statements of Operations.
On December 31, 2013, we sold our Program Business. As a result of this agreement, we reduced the carrying value of the Program Business net assets as of December 28, 2013 to equal the estimated net proceeds from the transaction and recorded a corresponding pretax loss on the sale of $12,319 in the three months ended December 28, 2013 and is included in "Loss on sale and other adjustments, net of tax" in the table below. The loss on the sale was based on a preliminary estimate, which was finalized during the three months ended March 29, 2014. Separately, we completed the sale of our Ireland Business during the second quarter of fiscal year 2014 and recognized a pretax loss on the sale of $603, which has also been included in "Loss on sale and other adjustments, net of tax" in the table below. Total aggregate gross proceeds from the sales were $6,641. Summarized financial information for discontinued operations is shown below:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Rental and direct sale revenue from discontinued operations	$208	$8,888	$17,844	$31,626
Income (loss) before income taxes	(418)	(45)	(279)	1,135

Income (loss), net of tax	(227)	(23)	(141)	720
Loss on sale and other adjustments, net of tax	46	—	(8,252)	—
Net income (loss) from discontinued operations, net of tax	$(181)	$(23)	$(8,393)	$720

Nine Months Ended
March 29, 2014
Loss in excess of carrying value of Program Business	$(11,559)
Transaction and related costs	(675)
Loss on sale of Program Business	(12,234)
Loss on sale of Ireland Business	(603)
Pretax loss on sale of businesses	(12,837)
Income tax benefit	4,585
Loss on sale and other adjustments, net of tax	$(8,252)
The carrying amount of the major classes of assets and liabilities related to the Program Business as of June 29, 2013 were as follows:

June 29, 2013
Accounts receivable, net	$4,557
Inventory	16,591
Other current assets	554
Total current assets	$21,702

Accounts payable	$964
Accrued expenses and other current liabilities	2,982
Total current liabilities	$3,946
19. Subsequent Event
On April 29, 2014, we declared a special cash dividend of $6.00 per share, totaling an estimated $120,000, payable on June 6, 2014 to shareholders of record on May 20, 2014, which we intend to fund through a combination of available cash and borrowings under our existing credit facilities. We maintained compliance with all financial covenants related to our credit facilities after giving pro-forma effect to the special dividend.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing high quality branded work apparel programs, and a variety of facility products and services, including floor mats, towels, mops and restroom hygiene products.
From fiscal year 2010 through fiscal year 2012, we made broad-based improvements to our business, by pursuing a strategy which included four key elements: focusing on customer satisfaction; improving day-to-day execution; increasing our focus on cost management; and addressing underperforming locations and assets. Executing this strategy has led to significant improvements in our financial results, including positive organic revenue growth, expanded operating margins and strong cash flows.
In fiscal year 2013, we modified our strategy, building on the improvements made in the past. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team
To measure the progress of our strategy, in fiscal year 2010, we established two primary long-term financial objectives, which were achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted income from operations after tax, divided by total debt plus stockholders' equity less cash. In the second quarter of fiscal year 2013, we achieved the first of these two targets by achieving 10% operating margin and in the second quarter of fiscal year 2014, we achieved the second target by achieving 10% ROIC. During fiscal 2014, we implemented new long-term financial goals entitled the "12+ Plan," which includes achieving 12% operating margin, 12% ROIC and an added focus on revenue growth, within a two to four year time frame. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. Historically, we have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business. During the second quarter of fiscal year 2013, we made one small acquisition. See Note 17, "Acquisitions," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Our operating results are affected by the volatility in commodities, especially cotton, polyester, crude oil and foreign currency exchange rates, which may contribute to significant changes in merchandise and energy costs.
We periodically adjust our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we may realign our workforce, close production or branch facilities or divest operations. We are continuously assessing our business and making adjustments as necessary.
In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These divestitures have been reflected as Discontinued Operations in our Condensed Consolidated Statements of Operations. See Note 18, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
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
Inventories
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1.3 million and $5.3 million, net income by $0.8 million and $3.4 million and basic and diluted earnings per common share by $0.04 and $0.17 for the three and nine months ended March 29, 2014, respectively. In addition, the "Inventories, net" line item of the Consolidated Condensed Balance Sheets increased by approximately $5.3 million during the nine months ended March 29, 2014 and $8.0 million on a cumulative basis since the change occurred in the fourth quarter of fiscal 2013.
The reduction in finished goods inventory is primarily related to the sale of our Program Business. See Note 18, "Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements for details regarding the sale.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 29, 2014 and March 30, 2013, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Nine Months Ended		Percentage Change
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013	Three Months FY 2014 vs. FY 2013	Nine Months FY 2014 vs. FY 2013
Rental and direct sale revenue	100.0%	100.0%	100.0%	100.0%	3.4%	3.8%

Cost of rental and direct sale	66.8	68.0	66.0	68.2	1.5	0.5
Gross margin	33.2	32.0	34.0	31.8	7.3	10.8
Pension withdrawal and associated expenses	3.6	—	1.5	—	—	—
Selling and administrative	21.6	22.2	22.2	22.2	0.5	3.9
Income from operations	8.0	9.8	10.3	9.7	(15.4)	10.8
Interest expense	0.7	0.5	0.7	0.5	38.4	44.3
Income from continuing operations before income taxes	7.3	9.3	9.6	9.2	(18.3)	9.0
Provision for income taxes	2.7	3.0	3.6	3.3	(7.5)	13.9
Net income from continuing operations	4.6	6.2	6.0	5.9	(23.6)	6.2
Net income (loss) from discontinued operations	(0.1)	—	(1.3)	0.1
Net income	4.5%	6.2%	4.8%	6.0%	(24.8)%	(17.4)%
Three months ended March 29, 2014 compared to three months ended March 30, 2013
Rental and Direct Sale Revenue. Total revenue in the third quarter of fiscal 2014 increased $7.3 million or 3.4% to $225.0 million from $217.7 million in the third quarter of fiscal 2013.

Our organic rental growth rate was 5.3% compared to 3.8% in the same period of the prior fiscal year. The 5.3% growth rate in the current year was driven by new account sales, higher customer retention and improved execution related to merchandise recovery billings and uniform preparation services. The positive organic rental growth was offset by the negative impact of foreign currency translation rates and a decline in direct sale revenue. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale. Cost of rental and direct sale, which includes merchandise, production, delivery and cost of direct sale expenses, increased 1.5% to $150.3 million in the third quarter of fiscal 2014 from $148.1 million in the same period of fiscal 2013. As a percentage of revenue, our gross margin increased to 33.2% in the third quarter of fiscal 2014 from 32.0% in the same period of fiscal 2013. The current year gross margin included a $1.3 million benefit from the change in merchandise lives previously reported. Excluding this item, gross margin was 32.7%, a 70 basis point improvement from the prior year. This improvement was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, continued productivity improvements in our laundry operations and lower workers compensation expense. In addition, gross margins from direct sale improved as a result of the restructuring of our catalog business. These improvements were partially offset by increased health insurance costs, higher natural gas costs and higher vehicle related costs.
Pension withdrawal and associated expenses. As discussed in Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $8.2 million in the third quarter of fiscal year 2014 related to the probable withdrawal from four MEPPs.
Selling and Administrative. Selling and administrative expenses increased 0.5% to $48.5 million in the third quarter of fiscal 2014 from $48.3 million in the same period of fiscal 2013. As a percentage of total revenues, selling and administrative expenses decreased to 21.6% in the third quarter of fiscal 2014 from 22.2% in the third quarter of fiscal 2013. The decrease as a percentage of revenue was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, lower incentive compensation expense, lower workers compensation expense, lower payroll tax expense and lower amortization expense associated with our intangible assets. These decreases were partially offset by increased sales commissions due to higher new account sales and increased sales staffing levels within our sales department.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013	Change
United States	$12,987	$16,312	$(3,325)
Canada	5,087	5,040	47
Total	$18,074	$21,352	$(3,278)
United States. Income from operations decreased $3.3 million to $13.0 million in the third quarter of fiscal 2014 from $16.3 million in the same period of fiscal 2013. The current year operating income included expense of $8.2 million related to MEPP liability and a $1.1 million benefit from the change in merchandise lives previously reported. Excluding these items, income from operations increased $3.8 million. The increase was primarily driven by additional income from increased revenue, continued productivity improvements in our laundry operations, improved direct sale margins, lower workers compensation costs, lower payroll taxes and lower incentive compensation expense. These improvements were partially offset by increased health insurance costs, higher natural gas costs, higher vehicle related costs and higher selling costs.
Canada. Income from operations remained relatively flat in the third quarter of fiscal 2014 compared to the same period of fiscal 2013. The current year operating income included a $0.2 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations decreased $0.2 million. The decrease was primarily driven by a reduction in the Canadian foreign exchange rate, higher natural gas and electricity costs, higher motor fuel costs, higher vehicle related costs and increased sales staffing levels, partially offset by lower merchandise, workers compensation, depreciation and bad debt expenses.
Interest Expense. Interest expense was $1.6 million in the third quarter of fiscal 2014, an increase from the $1.1 million reported in the same period of fiscal 2013. The increased interest expense was due to higher effective interest rates primarily due to the $100.0 million fixed rate notes issued in April 2013, partially offset by lower average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 37.1% in the third quarter of fiscal 2014 from 32.7% in the same period of fiscal 2013. The tax rate for the prior period is lower than the current year period due to settlement of the fiscal 2010 and 2011 federal income tax return examinations and expiration of certain tax statutes.

Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The pretax loss recognized in the third quarter relates primarily to two days of operations for the Program Business and adjustments to the final sales price. The operating loss on these businesses for the prior period was less than $0.1 million and has been reclassified from continuing operations to discontinued operations. See Note 18, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Nine months ended March 29, 2014 compared to nine months ended March 30, 2013
Rental and Direct Sale Revenue. Total revenue for the first nine months of fiscal 2014 increased $24.6 million or 3.8% to $671.2 million from $646.6 million for the same period in the prior fiscal year.
Our organic rental growth rate was 4.5% compared to 4.6% in the same period of the prior fiscal year. The impact of acquisitions added approximately 0.7% to our rental operations growth rate, which was offset by the negative impact of foreign currency translation rates and a decline in direct sale revenue. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions compared to prior-period results. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale. Cost of rental and direct sale, which includes merchandise, production, delivery and cost of direct sale expenses, increased 0.5% to $443.1 million in the first nine months of fiscal 2014 from $440.7 million in the same period of fiscal 2013. As a percentage of revenue, our gross margin increased to 34.0% in the first nine months of fiscal 2014 from 31.8% in the same period of fiscal 2013. The current year gross margin included a $5.3 million benefit from the change in merchandise lives previously reported. Excluding this item, gross margin was 33.2%, a 140 basis point improvement from the prior year. This improvement was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, lower merchandise costs, lower workers compensation expenses, lower motor fuel costs and a decreased percentage of incentive compensation costs allocated to cost of rental and direct sale. In addition, gross margins from direct sale improved as a result of the restructuring of our catalog business. These favorable items were offset by higher natural gas costs and higher vehicle related costs.
Pension withdrawal and associated expenses. As discussed in Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $8.2 million in the third quarter of fiscal year 2014 related to the probable withdrawal from four MEPPs. In addition, we recorded an additional expense of $1.7 million in the first quarter of fiscal year 2014 associated with an increase to our previously recorded MEPP withdrawal liability.
Selling and Administrative. Selling and administrative expenses increased 3.9% to $148.9 million in the first nine months of fiscal 2014 from $143.3 million in the same period of fiscal 2013. As a percentage of total revenues, selling and administrative expenses remained flat at 22.2% in the first nine months of fiscal 2014 compared to the same period of fiscal 2013.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Nine Months Ended
	March 29, 2014	March 30, 2013	Change
United States	$56,716	$49,395	$7,321
Canada	12,623	13,170	(547)
Total	$69,339	$62,565	$6,774
United States. Income from operations increased $7.3 million to $56.7 million in the first nine months of fiscal 2014 from $49.4 million in the same period of fiscal 2013. The current year operating income included a $4.6 million benefit from the change in merchandise lives previously reported and additional expense of $9.9 million associated with our MEPP withdrawal liability. Excluding these two items, income from operations increased approximately $12.6 million. The increase was primarily driven by additional income from increased revenue, continued productivity improvements in our laundry operations, improved direct sale margins, lower workers compensation and payroll tax expenses and lower incentive compensation costs. These improvements were partially offset by higher selling expenses.
Canada. Income from operations decreased $0.5 million to $12.6 million in the first nine months of fiscal 2014 from $13.2 million in the same period of fiscal 2013. The current year operating income included a $0.7 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations decreased $1.2 million. The decrease was primarily driven by a decrease in the Canadian foreign exchange rate, higher vehicle related, natural gas and electricity costs and lower direct sale margins, partially offset by lower merchandise, depreciation and bad debt expenses.

Interest Expense. Interest expense was $4.7 million in the first nine months of fiscal 2014, an increase from the $3.3 million reported in the same period of fiscal 2013. The increased interest expense was due to higher effective interest rates primarily due to the $100.0 million fixed rate notes issued in April 2013, partially offset by lower average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 37.6% in the nine months ended March 29, 2014 from 36.0% in the nine months ended March 30, 2013. The prior period tax rate is lower than the current year period due to settlement of the fiscal 2010 and 2011 federal income tax return examinations and expiration of certain tax statutes.
Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The pretax loss recognized includes the loss on sale of $12.8 million and a loss from the discontinued operations of $0.3 million. The operating income on these businesses for the prior period was $1.1 million and has been reclassified from continuing operations to discontinued operations. See Note 18, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock under stock option plans. Primary uses of cash are working capital needs, payments on indebtedness, capital expenditures, acquisitions, dividends and general corporate purposes.
Working capital at March 29, 2014 was $209.6 million, a $31.5 million increase from $178.1 million at June 29, 2013. The increase in working capital is primarily due to increased accounts receivable and in-service inventory resulting from higher revenue, and a decrease in accrued expenses, primarily incentive compensation and income taxes payable.
Operating Activities. Net cash provided by operating activities decreased $40.1 million to $42.5 million in the first nine months of fiscal 2014 from $82.6 million in the same period of fiscal 2013. The decrease was primarily due to increased working capital related to inventory and accounts receivable and increased federal tax payments. The increase in in-service inventory was partially driven by the previously noted change in estimated lives of the in-service inventory.
Investing Activities. Net cash used for investing activities was $16.5 million in the first nine months of fiscal 2014 compared to $46.2 million in the same period of fiscal 2013. The decrease was primarily due to lower capital expenditures in the current year and the acquisition in the second quarter of fiscal 2013 totaling $18.6 million.
Financing Activities. Cash used by financing activities was $13.6 million in the first nine months of fiscal 2014 compared to $27.0 million in the same period of fiscal 2013. The change was primarily due to higher debt payments in the prior year, offset by increased dividends and share repurchases in the current year. The change in dividends paid was the result of an increase in the year-to-date per share dividend from $0.585 to $0.81.
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
As of March 29, 2014, there were no borrowings outstanding under the revolving credit facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of March 29, 2014, letters of credit outstanding under this facility totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. We pay a fee on the unused daily balance of the revolving credit facility based on a leverage ratio calculated on a quarterly basis. At March 29, 2014 this fee was 0.20% of the unused daily balance.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 29, 2014:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.53
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	20.88
Minimum Net Worth	$378.6	$485.1

Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75.0 million variable rate unsecured private placement notes. On March 31, 2014, we amended the facility to reduce the minimum net worth covenant to be consistent with the calculation for the $75.0 million variable rate unsecured private placement notes until those notes are repaid in full. As of March 29, 2014, the amended minimum net worth would have been $342.3 million.
We have $75.0 million of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 29, 2014, the outstanding balance of the notes was $75.0 million at an effective rate of 0.85%.
On September 27, 2013, we amended and restated our $50.0 million accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of LIBOR plus 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of March 29, 2014, there were no borrowings outstanding under this securitization and $24.9 million of letters of credit were outstanding, primarily related to our property and casualty insurance programs.
We have $100.0 million of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50.0 million of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of March 29, 2014 the outstanding balance of the notes was $100.0 million at an effective rate of 3.81%.
See Note 5, "Derivative Financial Instruments," of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
At March 29, 2014, we had approximately $274.5 million of available capacity under our revolving and accounts receivable credit facilities. Our revolving credit facility contributes $249.4 million of liquidity and our accounts receivable securitization facility contributes $25.1 million. We anticipate that our cash flows from operations and our available capacity under our revolving credit facility will be sufficient to satisfy our cash commitments and capital requirements for fiscal 2014. We estimate that capital expenditures in fiscal 2014 will be approximately $35.0 million.
As discussed in Note 19, "Subsequent Event," of the Notes to the Condensed Consolidated Financial Statements, we declared a special cash dividend of $6.00 per share, totaling an estimated $120.0 million, which will be funded with a combination of available cash and borrowings under our existing credit facilities in the fourth quarter of fiscal year 2014. After this dividend is paid, we anticipate that we will maintain significant liquidity under our debt facilities.
Off Balance Sheet Arrangements
At March 29, 2014, we had approximately $25.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.2 million and $0.7 million in the third quarter of fiscal 2014 and fiscal 2013, respectively. At June 29, 2013, the fair value of our pension plan assets totaled $64.6 million.
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
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. Recently, we filed our arbitration demand. As part of these arbitration proceedings, we plan to contest the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34.5 million over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23.5 million. This amount represents our best estimate of our aggregate withdrawal liability as of March 29, 2014. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $0.1 million of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1.7 million in the three months ended September 28, 2013.
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
Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the nine months ended March 29, 2014, we made total payments of $1.6 million to the Central States Fund.
Other United States MEPPs -
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs, for which we had not previously recorded any withdrawal liabilities. Based on progress in the negotiations and our intentions, we have determined that it is probable that we will withdraw from the plans. Accordingly, we have recorded a pretax charge of $8.2 million. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. However, any potential changes are not expected to have a material impact on our results of operation or financial condition. Upon conclusion of negotiations and exit from these plans, we will no longer participate in any United States MEPPs.
Canadian MEPPs -
Our Canadian subsidiaries participate in three multi-employer retirement funds, collectively referred to as the Canadian MEPPs. Plan information for the Canadian MEPPs is not readily available. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For two of the plans, in the event that the plans are underfunded, the monthly benefit amount can be reduced by the trustees of the plan and we are not responsible for the underfunded status of the plan. For the third plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to our exposure to the third plan, the most recent actuarial valuation available to us indicates a surplus of approximately 14.5%.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 29, 2014 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 29, 2014 was an unrealized loss of $0.9 million.
As of March 29, 2014, all of our outstanding debt is either at a fixed rate or a variable rate that has been modified with interest rate swap agreements, and therefore forecasted interest expense would not change materially as a result of changes in interest rates.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of gasoline and diesel cost volatility on our future financial results. As of March 29, 2014, we have no outstanding derivative financial instruments related to gasoline and diesel fuel.

We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of unleaded gasoline and diesel fuel. The analysis used gasoline and diesel prices at March 29, 2014 and forecasted purchases over the next twelve months. For each one percentage point increase or decrease in gasoline and diesel prices under these assumptions, our gasoline and diesel costs would change by approximately $0.2 million.
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
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and audits of seven other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. No other proceedings with respect to these matters have been commenced. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans," of the Notes to the Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Multi-Employer Pension Plans" for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 29, 2013 - February 1, 2014	2,000	$56.08	2,000	$52,318,981
February 2, 2014 - March 1, 2014	33,700	$59.79	33,700	$50,303,932
March 2, 2014 - March 29, 2014	17,100	$63.52	17,100	$49,217,742
Total	52,800	$60.86	52,800	$49,217,742
As of March 29, 2014, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. Under this repurchase program, we repurchased 52,800 shares in open market transactions at an average price of $60.86 totaling $3.2 million for the three months ended March 29, 2014 and 146,819 shares totaling $8.6 million for the nine months ended March 29, 2014. As of March 29, 2014, we had $49.2 million remaining under this authorization.

ITEM 6. EXHIBITS

a.	Exhibits

10.1	Amendment No. 2 to Credit Agreement dated March 31, 2014 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 1, 2014).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended March 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	April 29, 2014	By:	/s/ Jeffrey L. Wright
Jeffrey L. Wright
Executive Vice President, Chief Financial
Officer and Director
(Principal Financial Officer)

		By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)