Form 10-K
period 2014-06-28
G&K SERVICES INC
filed 2014-08-21
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 28, 2014
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting common equity held by non-affiliates was approximately $1,266,860,670.
On August 14, 2014, 19,913,535 shares of the registrant's Class A Common Stock were outstanding.
____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2014, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 28, 2014

PART I

ITEM 1.	BUSINESS
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing high quality branded work apparel programs, and a variety of facility products and services, including floor mats, towels, mops and restroom hygiene products. We have a team of 7,800 employees who operate from approximately 165 locations. These locations serve customers in 96 of the top 100 metropolitan markets across the United States and Canada.
Customers, Products and Services
We serve a diverse base of approximately 170,000 customer locations. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, retail, restaurants, hospitality, government, healthcare and others. We provide service to customers of almost every size, from Fortune 100 companies to small and midsize firms. No single customer represents more than 2.0% of our total revenue. We count over one million people within our customer base who wear G&K work apparel every work day.
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

•	Organization safety and security – uniforms and work apparel help identify employees working for a particular company or department.

•	Brand awareness – branded work apparel promotes a company's brand identity and allows employees in uniform to help convey a company's image.

•	Employee retention – work apparel enhances worker morale and helps build teamwork in addition to providing a tangible employee benefit.

•	Employee protection – work apparel helps protect employees from difficult environments, such as heavy soils, heat, flame or chemicals.

•	Product protection – work apparel and facility services help protect products against sources of contamination in various industries, including the food, pharmaceutical and health care industries.
With a comprehensive understanding of our customers' requirements, we enhance our customers' image and safety by consistently providing superior service and high quality work apparel and facility products and services. Through proprietary tracking systems, a rigorous seven point inspection program, broad product inventories and an accurate measuring system, we promise our customers that deliveries are complete, on time and in good repair. By utilizing advanced technology and offering simple service agreements, we strive to make certain that billing is simple, accurate and predictable. In addition, we employ communication systems and perform closed-loop customer satisfaction practices to ensure our customers' needs are met promptly.
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
We also offer complete facility services programs that provide a wide range of dust control, maintenance, hand care and hygiene products and services. These programs include floor mat offerings (traction control, logo, message, scraper, anti-fatigue), towel products (shop, kitchen, bar, bath, dish, continuous roll, microfiber), mop offerings (dust, microfiber, wet), fender covers, selected linen items and restroom hygiene products. Our regularly scheduled weekly service of these products and services helps our customers maintain a clean, safe and attractive environment within their facilities for their employees and customers.

Our customers also need a wide selection of branded apparel across a variety of jobs. Our comprehensive direct sale catalog business features a broad product selection, high quality embellishment, efficient distribution and various ordering and payment capabilities. We have developed a vast and comprehensive product offering of the best and hardest working brands in our industry tailored to the needs of our various market segments through our catalog offering. This branded apparel program can be used for uniform programs, employee rewards and recognition, trade shows and vendor appreciation programs.
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
In the second quarter of fiscal 2013, we completed an acquisition in our rental operations business. The acquisition extended our rental operations footprint into five of the top 100 North American markets which we did not previously serve. In addition, we completed one small acquisition in fiscal 2012. We did not complete any acquisitions in fiscal year 2014. The results of the acquired businesses have been included in our Consolidated Financial Statements since the date of acquisition. The pro forma effect of these acquisitions, had they been acquired at the beginning of each fiscal year, were not material, either individually or in the aggregate. The total purchase consideration of these transactions was $18.5 million and $1.3 million in fiscal 2013 and 2012, respectively. The total purchase price exceeded the estimated fair values of identifiable assets acquired and liabilities assumed by $11.0 million and $0.7 million in fiscal 2013 and 2012, respectively.
Competition
We believe many customers in our industry choose providers based on the consistency of superior customer service received, hence our focus on service excellence. The customer-supplier relationship, unique business needs, brand awareness, quality image and improving safety are also key attributes in selecting a uniform provider. In addition, product quality, fit, comfort, price and breadth of products offered are factors in the decision process. We rank among the nation's largest work apparel providers and encounter competition from many companies in the geographic areas we serve. We compete effectively in our core work apparel and facility services business because of our focus on Delivering Uniform Service Excellence.
Manufacturing and Suppliers
We manufactured approximately 47% of the work apparel that we placed into service in fiscal year 2014. These garments are primarily manufactured in the Dominican Republic. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, towels, mops, linens and related products. Although we occasionally experience product shortages, we are not currently aware of any circumstances that would materially limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers' needs.
Environmental Matters
Our operations, like those of our competitors, are subject to various federal, state and/or local laws, rules and regulations respecting the environment, including potential discharges into water and air and the generation, handling, storage, transportation and disposal of waste and hazardous substances. We generate certain amounts of waste in connection with our laundry operations, including wastewater, wastewater sludge, waste oil and other residues. In a limited number of instances, certain of these wastes are classified as hazardous under applicable laws, rules and regulations. We continue to make significant investments in properly handling and disposing of these wastes, ensuring compliance with applicable regulations and operating our business with a keen eye on our environmental stewardship obligations and responsibilities.
We discuss certain legal matters in this Annual Report on Form 10-K under Part I, Item 1A. Risk Factors – Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data in Note 14 entitled "Commitments and Contingencies" of "Notes to Consolidated Financial Statements." While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, based on information currently available and our assessment of the ultimate amount and timing of events, it is possible that we may incur additional losses in excess of established reserves. However, we believe the likelihood that any changes will have a material adverse effect on our results of operations or financial position is remote.

Employees
Our U.S. operations had approximately 6,500 employees as of June 28, 2014. Unions represent approximately 10% of our U.S. employees. Approximately 2% of our U.S. employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its U.S. employee relations are good.
Our Canadian operations had approximately 1,300 employees as of June 28, 2014. Unions represent approximately 65% of our Canadian employees. Approximately 9% of our Canadian employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its Canadian employee relations are likewise good.
Foreign and Domestic Operations
Financial information relating to foreign and domestic operations is set forth in Note 15, "Segment Information" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge, as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC"). These reports are available on our website at http://www.gkservices.com and on the SEC's website at http://www.sec.gov. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
The statements in this section, as well as statements described elsewhere in this Annual Report on Form 10-K, or in other filings made with the SEC, describe risks that could materially and adversely affect our business, financial condition and results of operations and the trading price of our securities. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be materially affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "projects," "plans," "expects," "intends," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of arbitrations, litigation or governmental investigations, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law.
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
General economic conditions may adversely affect our financial performance. High levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for our products and services. Increases in labor costs, including health care and potential increased costs under health care reform legislation, insurance costs, higher material costs for items, such as linens, other textiles and various raw materials, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental and direct sales and selling and administrative expenses and could adversely affect our results of operations.
Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers. Service, product quality, design, fit, comfort, price, breadth of products offered and convenience to the customer are the primary competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which could be detrimental to our operating results. Our competitors also generally compete with us for possible acquisitions, which can increase the price for acquisitions and reduce the number of available acquisitions. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing such services. These competitive pressures could adversely affect our sales and operating results.
Risks associated with the suppliers from whom our products are sourced, and the cost of those products, could adversely affect our operating results.
The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of these products is an important factor in our financial performance. We endeavor that all of our suppliers comply with applicable laws, including, without limitation, labor and environmental laws. Our ability to secure and maintain qualified suppliers who meet our standards and to access products in a timely and efficient manner can be a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, failure to meet our supplier standards, labor problems experienced by our suppliers, the availability and cost of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. The SEC has also finalized disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries as required by the Dodd-Frank Act. Our continued disclosure and compliance is predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these new requirements could adversely affect our costs, the availability of materials used in our products and our relationships with customers and suppliers. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.
Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operations.
Various federal and provincial regulations apply to our business, as do various regulations promulgated by state and local agencies. For example, the Occupational Safety and Health Act of 1970, as amended, or "OSHA," establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards apply to our operations. Likewise, as a contractor to the United States government, various regulations promulgated by the Office of Federal Contract Compliance Programs apply to our business.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these various regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants, affect our ability to service our customers, result in debarment of us as a contractor to the United States government and adversely affect our financial condition, results of operations and prospects.
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
Additionally, we must maintain compliance with various permits and licenses issued to us in connection with our operations, or we must apply for and obtain such permits and licenses. Any failure on our part to maintain such compliance or to apply for and receive such permits and licenses could have a material adverse effect on our ability to continue operations at a particular location. At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated, as well as the adequacy of our reserves with respect to such costs. At June 28, 2014, our reserves for environmental matters were approximately $0.9 million. We cannot guarantee that our reserves with respect to environmental matters will be sufficient or that the costs of resolution of legal matters or of remediation and investigation will not substantially exceed our reserves as new facts, circumstances or estimates arise.
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
Continued uncertainty in global economic conditions may pose a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news. This could negatively impact our customers and consequently have a negative impact on our financial performance. If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and operating margin could be negatively impacted. Important factors that could cause demand for our products and services to fluctuate include:

•	changes in business and economic conditions, including downturns in specific industry segments and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation and energy prices;

•	competitive pressures, including pricing pressures, from companies that have competing products and services;

•	changes in customer needs;

•	changes in our customers' employment levels, which impacts the number of users of our products and services;

•	strategic actions taken by our competitors; and

•	market acceptance of our products and services.

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
From time to time we are party to various legal claims and proceedings, including relating to employment and regulatory matters. Certain of these claims or proceedings or potential future proceedings, if decided adversely against us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss current lawsuits and other litigation to which we are party in greater detail under Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data in Note 14 entitled "Commitments and Contingencies" of "Notes to Consolidated Financial Statements."
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
Significant portions of our Canadian labor force are unionized, and a lesser portion of United States employees are unionized. While we believe that our Canadian and U.S. employee relations are good, we continue to face pressure from labor unions, and could experience increased pressure. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and services. In addition, significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our results by restricting our ability to maximize the efficiency of our operations.
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
Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we will not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent or detect fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
Failure to execute our business plan could adversely affect our business and stock price.
Successful execution of our business plan is not assured as there are several obstacles to success, including the economic environment, a competitive industry and entries by us into new markets. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.
The financial condition of multi-employer (union) pension plans in which we participate may have a material adverse effect on our financial performance.
We previously participated in a number of multi-employer pension plans ("MEPPs"). Also called Taft-Hartley plans, MEPPs are pension plans that are jointly trusteed by union and management of member companies and that provide benefits to an employer's unionized work force if the collective bargaining agreement between the employer and union provide for participation in the MEPP. Employers who withdraw from MEPPs remain responsible for their proportionate share of the MEPPs' unfunded vested pension benefits, an amount also known as "withdrawal liability." We have completed our withdrawal from several MEPPs, the largest of which was the Central States Southeast and Southwest Areas Pension Fund ("Central States Fund"). Despite having withdrawn from these MEPPs, we remain responsible for our withdrawal liability amount. We have received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. We are currently engaged in arbitration with the Central States Fund to determine the amount of our liability. The amount ultimately determined to be our withdrawal liability amount may be greater than the amount we have already recognized on our financial statements and the increased amount could have a material adverse effect on our financial performance.
If in the future, other employers in the MEPP withdraw or experience financial difficulty, including bankruptcy, our liability under the associated MEPP could increase. That increase could have a material adverse impact on our financial performance and could be greater than estimated. We do not have the ability to predict or influence the timing of votes to decertify a union nor do we have any control over the continued participation or financial stability of other employers in a MEPP.
Fluctuations in Canadian and Dominican Republic currencies could have an adverse effect on our results of operations and financial condition.
Certain of our foreign revenues and operating expenses are transacted in local currencies. Therefore, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We occupy approximately 165 facilities located primarily in the United States and Canada. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items from approximately 50 facilities located in 38 cities in the United States and nine cities in Canada. We own approximately 95% of our processing facilities, which average approximately 44,000 square feet in size.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and a Notice of

Violation to another. Audits of six other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias.
See Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for information on our arbitration related to our withdrawal from the Central States Plan.
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
Our Class A Common Stock, referred to herein as our "common stock," is quoted on the Global Select Market of The NASDAQ Stock Market LLC under the symbol "GK." The following table sets forth the high and low reported sale prices for the common stock as quoted on the Global Select Market of The NASDAQ Stock Market LLC, for the periods indicated.

	High	Low
Fiscal 2014
1st Quarter	$59.20	$47.54
2nd Quarter	64.48	54.88
3rd Quarter	65.36	53.89
4th Quarter	63.55	48.20

Fiscal 2013
1st Quarter	$34.17	$30.08
2nd Quarter	36.71	29.80
3rd Quarter	45.83	33.39
4th Quarter	50.02	42.57
As of August 14, 2014, we had 694 registered holders of record of our common stock.
We paid dividends of $140.9 million, $15.1 million and $123.9 million in fiscal years 2014, 2013 and 2012, respectively. Dividends per share were $7.08, $0.78 and $6.585 in fiscal years 2014, 2013 and 2012 respectively. The dividends for each of the fiscal years 2014 and 2012 include a $6.00 per share special dividend. We anticipate regular dividends in fiscal year 2015 will total $1.24 per share, or approximately $24.7 million. Our debt agreements contain a minimum net worth covenant, which could limit the amount of cash dividends.
ISSUER PURCHASE OF EQUITY SECURITIES
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
March 30, 2014 - May 3, 2014	2,000	$53.24	2,000	$49,111,260
May 4, 2014 - May 31, 2014	40,000	$52.86	40,000	$46,996,856
June 1, 2014 - June 28, 2014	16,000	$52.03	16,000	$46,164,397
Total	58,000	$52.64	58,000	$46,164,397
As of June 28, 2014, we had a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. Under this repurchase program, we repurchased 204,819 shares in open market transactions totaling $11.7 million in fiscal year 2014. We did not repurchase any shares in fiscal years 2013 or 2012. At the end of fiscal year 2014, we had approximately $46.2 million remaining under this authorization.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information as of June 28, 2014 with respect to equity compensation plans under which securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders (1):
Restated Equity Incentive Plan (2013) (2)	933,603	(3)	$24.66	(4)	1,536,160
Employee Plans (5)	63,899		26.78		—
1996 Directors’ Stock Option Plan	11,000		27.88		—
Total:	1,008,502		$24.86		1,536,160
Equity compensation plans not approved by security holders:
None	—		—		—
Total	1,008,502		$24.86		1,536,160

(1)	See Note 11, "Stockholders' Equity" of the Notes to the Consolidated Financial Statements.

(2)
Our Restated Equity Incentive Plan (2013) was approved at our November 6, 2013 annual meeting of shareholders. The outstanding shares listed for this plan include the initial shares authorized under our 2006 and 2010 Equity Incentive Plans, as well as the additional shares authorized when the restated plan was approved.

(3)	Includes 783,603 outstanding options and 150,000 performance based restricted stock awards, which assumes the maximum number of performance share awards that may be earned.

(4)	The weighted-average exercise price does not include the performance shares discussed in note 3 above.

(5)	Includes our 1998 Stock Option and Compensation Plan.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following graph shows a five-year comparison of the cumulative total return on $100 invested in our common stock, the Standard and Poor’s ("S&P") SmallCap 600 Index and a Peer Group in the uniform services industry, consisting of Cintas Corporation and UniFirst Corporation.
The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a reinvestment of dividends. Over the five year period, G&K stock grew to $334.85, compared to $270.02 for the S&P SmallCap 600 and $296.29 for the Peer Group.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2014	2013	2012	2011	2010
Revenues	$900,869	$866,018	$828,953	$788,749	$800,685
Net Income from Continuing Operations	56,065	50,506	24,487	33,495	28,646
Per Share Data:
Basic earnings per share from continuing operations	2.83	2.62	1.32	1.82	1.57
Diluted earnings per share from continuing operations	2.78	2.58	1.31	1.81	1.56
Dividends per share:
Regular	1.080	0.780	0.585	0.380	0.300
Special	6.00	—	6.00	—	—
Total Assets	923,519	897,286	873,731	865,920	813,868
Long-Term Debt	266,230	175,000	218,018	95,188	160,398
Stockholders' Equity	374,044	467,008	403,059	514,906	466,896
We utilize a 52 or 53 week fiscal year ending on the Saturday nearest June 30. Fiscal year 2010 was a 53 week year; all other fiscal years were 52 week years. Fiscal year 2012 includes a pretax charge of $24.0 million associated with withdrawing from a multi-employer pension plan (see Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for further information). Fiscal year 2013 includes net pretax charges of $8.2 million related to restructuring and impairment charges and an increase in our estimated liability associated with the exit of a multi-employer pension plan, offset by the benefit of the change in estimated merchandise in-service amortization lives. See Note 1, "Summary of Significant Accounting Policies" and Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements for further information. Fiscal year 2014 includes a pretax charge of $9.9 million associated with the withdrawal from several multi-employer pension plans (see Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for further information) and a pretax loss of $12.8 million on the divestiture of our Direct Sale Program Business and our Ireland Business (see Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for further information), offset by the benefit of the change in estimated merchandise in-service amortization lives of $6.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52 or 53 week fiscal year ending on the Saturday nearest June 30. Fiscal years 2014, 2013 and 2012 were 52 week years.
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
From fiscal year 2010 through fiscal year 2012, we made broad-based improvements to our business, by pursuing a strategy which included four key elements: focusing on customer satisfaction; improving day-to-day execution; increasing our focus on cost management; and addressing underperforming locations and assets. Executing this strategy led to significant improvements in our financial results, including positive organic revenue growth, expanded operating margins and strong cash flows.
In fiscal year 2013, we modified our strategy, building on the improvements made in the past. We continued to drive this same strategy in fiscal year 2014. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team

To measure the progress of our strategy, in fiscal year 2010, we established two primary long-term financial objectives, which were achieving operating income margin of 10% and return on invested capital (ROIC) of 10%. We define ROIC as adjusted income from operations after tax, divided by total debt plus stockholders' equity less cash. In the second quarter of fiscal year 2013, we achieved the first of these two targets by achieving a 10% operating margin and in the second quarter of fiscal year 2014, we achieved the second target by achieving 10% ROIC. During fiscal year 2014, we established new long-term financial goals called the "12+ Plan," which includes achieving 12% operating margin, 12% ROIC, plus an added focus on revenue growth, within a two to four year time frame. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. We have participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business. During fiscal year 2013, we made one acquisition. The proforma effect of this acquisition, had it been acquired at the beginning of the fiscal year was not material. The total purchase consideration was $18.5 million. The total purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed by $11.0 million.
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
In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Direct Sale Program Business. These divestitures have been reflected as Discontinued Operations in our Consolidated Statements of Operations. See Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for additional information.
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
Estimates are used in determining the collectability of accounts receivable. Management analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates are used in connection with establishing the allowance in any accounting period. We generally write-off uncollectible accounts receivable after all internal avenues of collection have been exhausted.
Inventories
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out (FIFO) cost or market. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to four years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. The selection of estimated useful lives is a sensitive estimate in which a change in lives can have a material impact on our results of operations. For example, during the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $6.1 million, net income by $3.9 million and basic and diluted earnings per common share by $0.19 in fiscal year 2014 and increased income from operations by $2.6 million, net income by $1.7 million and basic and diluted earnings per common share by $0.09 in fiscal year 2013. In addition, this change resulted in an increase in merchandise in service on the balance sheet of $8.7 million and $2.6 million as of June 28, 2014 and June 29, 2013, respectively.
We estimate losses related to inventory obsolescence by examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate adjustments have been made in the Consolidated Financial Statements; however, in the future, product lines and customer requirements may change, which could result in an increase in obsolete inventory reserves or additional inventory impairments.
During the fourth quarter of fiscal year 2013, we recorded additional inventory write downs of $3.6 million as a result of the restructuring of our direct sale businesses, and an evaluation of the recoverability of certain inventory. See Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements for additional details. Of this $3.6 million, approximately $3.0 million has been reclassified to Discontinued Operations as a result of the divestiture of our Direct Sale Program Business in fiscal year 2014. See Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for additional details.
Environmental Costs
We accrue various environmental related costs, which consist primarily of estimated clean-up costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum estimated amount. This accrued amount reflects our assumptions regarding the nature of the remedy and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions or changes in environmental regulations, could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. While we cannot predict the ultimate outcome of any of these matters with certainty, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
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
For additional information see Note 14, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements.
Goodwill, Intangible Assets and Other Long-Lived Assets
The fair value of the purchase price of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with us for a fixed period of time and acquired customer contracts are stated at fair value less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, which ranges from five to 20 years.
We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified two reporting units within our operating segments as of the fiscal year 2014 testing date. Our reporting units are U.S. Rental operations and Canadian Rental operations, with respective goodwill balances of $270.0 million and $63.2 million, at June 28, 2014. During fiscal year 2014, we divested our Direct Sales reporting unit. There have been no other changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2014, 2013 or 2012.

In fiscal year 2014, we performed a qualitative assessment to test our reporting units' goodwill for impairment. Based on our qualitative assessment, we determined that it is more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of all reporting units is greater than their carrying amount and therefore no impairment of goodwill was identified. In fiscal 2013 and 2012, we used a market valuation approach to determine the fair value of each reporting unit for our annual impairment test. The results of this test indicated that the estimated fair value exceeded the carrying value of our goodwill by more than 50% for our U.S. Rental and Canadian Rental reporting units for both fiscal years and therefore no impairment existed. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off. During the second quarter of fiscal year 2014, we recorded an impairment loss related to the divestiture of our Ireland business of $0.3 million.
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the fourth quarter of fiscal year 2013, we recorded an impairment loss related to customer contracts totaling $1.6 million. See Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for details on the impairment. There were no impairment charges for intangible assets in fiscal year 2014 or 2012.
Future events could cause management to conclude that impairment indicators exist and that goodwill, other intangibles and other long-lived assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Insurance
We carry large deductible insurance policies for certain obligations related to health, workers' compensation, auto and general liability programs. These deductibles range from $0.4 million to $0.8 million per occurrence. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pretax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. If it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the Consolidated Financial Statements.
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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
				FY 2014 vs.	FY 2013 vs.
	Fiscal 2014	Fiscal 2013	Fiscal 2012	FY 2013	FY 2012
Rental and direct sale revenue	100.0%	100.0%	100.0%	4.0%	4.5%

Cost of rental and direct sale revenue	66.0	67.6	69.3	1.6	1.9
Gross margin	34.0	32.4	30.7	9.1	10.3
Pension withdrawal and associated expenses	1.1	0.1	2.9	885.4	(95.8)
Selling and administrative	22.2	22.6	22.6	2.4	4.2
Income from continuing operations	10.7	9.7	5.2	14.4	96.7
Interest expense	0.7	0.6	0.7	30.2	(19.8)
Income from continuing operations before income taxes	10.0	9.1	4.4	13.4	115.9
Provision for income taxes	3.7	3.3	1.5	17.7	135.4
Net income from continuing operations	6.2	5.8	3.0	11.0	106.3
Net income (loss) from discontinued operations	(0.9)	(0.4)	—
Net income	5.3%	5.4%	2.9%	2.0%	93.5%
Fiscal Year 2014 Compared to Fiscal Year 2013
Fiscal Years. Our fiscal year ends on the Saturday closest to June 30. As a result, we will periodically have a fiscal year that consists of 53 weeks. Fiscal years 2014 and 2013 both had 52 weeks.
Rental and Direct Sale Revenue. Total revenues in fiscal year 2014 increased 4.0% to $900.9 million from $866.0 million in fiscal year 2013.
Our organic rental growth rate was 4.9% compared to 4.2% in the prior fiscal year. The improvement in the rental organic growth rate from the prior year was primarily due to record new account sales in fiscal 2014, improved customer retention, improved execution related to merchandise recovery billings and uniform preparation services and strong pricing. The carry over impact of an acquisition from fiscal 2013 added approximately 0.5% to our rental operations growth rate. These increases were offset by the negative impact of foreign currency translation rates and a decline in direct sale revenue. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 1.6% to $595.0 million in fiscal year 2014 from $585.7 million in fiscal year 2013. As a percentage of revenue, our gross margin improved to 34.0% in fiscal year 2014 from 32.4% in the prior fiscal year. Cost of rental and direct sale revenue was favorably impacted by $6.1 million or 0.7% of revenue in fiscal year 2014 and $2.6 million or 0.3% of revenue in fiscal year 2013 due to the change in the estimated useful lives for certain in-service merchandise assets, as discussed in Note 1, "Summary of Significant Accounting Policies - Inventories" of the Notes to the Consolidated Financial Statements. Fiscal year 2013 also included a $0.6 million restructuring and impairment charge as discussed in Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements. Excluding these items, gross margin was 33.3% in fiscal year 2014 and 32.1% in fiscal year 2013 and represented an improvement of 1.2%. This improvement was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, lower payroll taxes, merchandise costs, workers compensation expenses, motor fuel costs and a decreased percentage of incentive compensation costs allocated to cost of rental and direct sale revenue. In addition, gross margins from direct sale improved as a result of the restructuring of our catalog business. These favorable items were partially offset by higher natural gas and vehicle related costs.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements, we recorded total charges of $9.9 million in fiscal year 2014 related to the probable withdrawal from four MEPPs and an increase to our previously recorded MEPP withdrawal liability. In the prior year, we recorded a $1.0 million charge related to our withdrawal from another MEPP.
Selling and Administrative. Selling and administrative expenses increased to $199.9 million in fiscal year 2014 from $195.3 million in fiscal year 2013. As a percentage of total revenues, selling and administrative expenses decreased to 22.2% in fiscal year 2014 from 22.6% in fiscal year 2013. The decrease was primarily driven by a $2.6 million restructuring and impairment charge in the prior year, as discussed in Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements which totaled 0.3% of revenue. Excluding this charge, selling and administrative costs were 22.3% of revenue in fiscal year 2013, which is consistent with fiscal year 2014. Improvements resulting from effective cost control as we leveraged our fixed costs over a higher revenue base, decreased amortization expense and lower payroll taxes and pension expense were offset by higher selling, depreciation and equity compensation expense.
Income from Continuing Operations. The following is a summary of each operating segment's income from operations (in thousands):

	For the Fiscal Years
	2014	2013	Change
United States	$79,290	$66,144	$13,146
Canada	16,825	17,861	(1,036)
Total	$96,115	$84,005	$12,110
United States. Income from operations increased $13.1 million to $79.3 million in fiscal year 2014 from $66.1 million in fiscal year 2013. The current year operating income included a $5.3 million benefit from the change in merchandise lives previously reported and additional expense of $9.9 million associated with our MEPP withdrawal liability. The prior year operating income included a $2.3 million benefit from the change in inventory lives and additional expense of $3.2 million related to restructuring and impairment charges and $1.0 million associated with a MEPP liability adjustment. Excluding these items, income from operations increased $15.9 million. The increase was primarily driven by additional income from increased revenue, continued productivity improvements in our laundry operations, improved direct sale margins, lower payroll tax, pension and incentive compensation expenses. These improvements were partially offset by higher selling and employee health care expenses.
Canada. Income from operations decreased approximately $1.0 million to $16.8 million in fiscal year 2014 from $17.9 million in fiscal year 2013. The current year operating income included a $0.8 million benefit from the change in merchandise lives previously reported. The prior year operating income included a $0.3 million benefit from the change in inventory lives. Excluding these items, income from operations decreased $1.5 million. The decrease was primarily driven by a decrease in the Canadian foreign exchange rate, which decreased operating income by $1.2 million. In addition, higher selling, natural gas and electricity costs and lower direct sale margins were partially offset by lower merchandise and depreciation expenses.
Interest Expense. Interest expense was $6.3 million in fiscal year 2014 compared to $4.9 million in fiscal year 2013. The increased interest expense was due to higher effective interest rates primarily due to the $100.0 million fixed rate notes issued in April 2013, partially offset by lower average debt balances.
Provision for Income Taxes. Our effective tax rate for fiscal year 2014 increased to 37.6% from 36.2% in fiscal year 2013. The prior period tax rate is lower than the current year period due to settlement of the fiscal 2010 and 2011 federal income tax return examinations and expiration of certain tax statutes of limitations.
Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Direct Sale Program Business. These businesses have been reflected as discontinued operations in our Consolidated Statements of Operations. The pretax loss recognized includes the loss on sale of $12.8 million and a loss from the discontinued operations of $0.3 million. The pretax operating loss on these businesses for the prior period was $6.0 million and has been reclassified from continuing operations to discontinued operations. See Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for additional information.
Fiscal Year 2013 Compared to Fiscal Year 2012
Fiscal Years. Our fiscal year ends on the Saturday closest to June 30. As a result, we will periodically have a fiscal year that consists of 53 weeks. Fiscal years 2013 and 2012 both had 52 weeks.
Rental and Direct Sale Revenue. Total revenues in fiscal year 2013 increased 4.5% to $866.0 million from $829.0 million in fiscal year 2012.
Our organic rental growth rate was 4.2% compared to 5.5% in the prior fiscal year. The decline in the rental organic growth rate from the prior year was primarily due to slight decreases in new account sales and the number of uniform wearers at existing customers, offset by improved execution related to merchandise recovery billings and uniform preparation services. The impact of acquisitions added approximately 0.8% to our rental operations growth rate.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 1.9% to $585.7 million in fiscal year 2013 from $574.8 million in fiscal year 2012. As a percentage of rental revenue, our gross margin improved to 32.4% in fiscal 2013 from 30.7% in the prior fiscal year. Cost of rental and direct sale revenue was favorably impacted by $2.6 million or 0.3% of revenue due to the change in the estimated useful lives for certain in-service assets, as discussed in Note 1, "Summary of Significant Accounting Policies - Inventories" of the Notes to the Consolidated Financial Statements. Excluding this benefit, gross margin was 32.1% and represented an improvement of 1.4%. This improvement was primarily due to continued improvements in production and delivery productivity, the favorable impact of fixed costs absorbed over a higher revenue base, lower depreciation expense and lower natural gas, motor fuel and health insurance costs. In addition, gross margins from direct sale improved as a result of lower product costs, improved distribution productivity, lower freight costs and improved pricing discipline. These favorable variances were partially offset by a continued and expected increase in merchandise costs.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements, we recorded a charge of $1.0 million in fiscal year 2013 and $24.0 million in fiscal year 2012 related to a withdrawal from a MEPP.
Selling and Administrative. Selling and administrative expenses increased to $195.3 million in fiscal year 2013. As a percentage of total revenues, selling and administrative expenses remained flat at 22.6% in fiscal year 2013. Fiscal year 2013 included restructuring and impairment charges, as discussed in Note 9, "Restructuring and Impairment Charges" of the Notes to the Consolidated Financial Statements. The restructuring costs included in selling and administrative expenses totaled $2.6 million. Excluding these charges, selling and administrative costs were 22.3% of total revenue and represented a decrease of 0.3% from fiscal year 2012. This decrease was due to effective cost control as we leveraged fixed costs over a higher revenue base, a decrease in depreciation and amortization expense, lower sales expenses and lower group health insurance costs. These improvements were partially offset by higher incentive compensation and bad debt expense.
Income from Continuing Operations. The following is a summary of each operating segment's income from operations (in thousands):

	For the Fiscal Years
	2013	2012	Change
United States	$66,144	$26,592	$39,552
Canada	17,861	16,114	1,747
Total	$84,005	$42,706	$41,299
United States. Income from operations increased $39.6 million to $66.1 million in fiscal year 2013 from $26.6 million in fiscal year 2012. The increase was primarily driven by the fiscal year 2012 charge associated with the withdrawal from a MEPP noted above, as well as additional income from increased revenue, improved production and delivery productivity, lower depreciation and amortization expense, lower health insurance costs and lower selling expenses in fiscal year 2013 compared to fiscal year 2012. These improvements were partially offset by higher merchandise costs in the current year and the restructuring and impairment charges noted above. Merchandise costs were favorably impacted by approximately $2.3 million due to the change in the estimated useful lives for certain in-service assets.
Canada. Income from operations increased approximately $1.7 million to $17.9 million in fiscal year 2013 from $16.1 million in fiscal year 2012. The increase in fiscal year 2013 was primarily driven by additional income from increased revenue, improved production productivity, lower selling expenses and improved direct sale margins. These improvements were partially offset by higher merchandise costs in the current year. Merchandise costs were favorably impacted by approximately $0.3 million due to the change in the estimated useful lives for certain in-service assets.
Interest Expense. Interest expense was $4.9 million in fiscal year 2013 compared to $6.0 million in fiscal year 2012. The decreased interest expense was due to lower average interest rates, the maturity of certain interest rate swaps agreements and a reduction in the amortization of debt closing costs resulting from the renewal of our unsecured revolving credit facility in fiscal year 2012. These decreases were partially offset by higher average debt balances, which were primarily driven by the declaration of the special dividend in April 2012.
Provision for Income Taxes. Our effective tax rate for fiscal year 2013 increased to 36.2% from 33.2% in fiscal year 2012. The current year tax rate is lower than our statutory rate, including state income taxes, primarily due to the decrease in reserves for uncertain tax positions due to the settlement of certain federal income tax examinations and expiration of certain tax statutes of limitations, as discussed in Note 12, "Income Taxes" of the Notes to the Consolidated Financial Statements. The prior year tax rate was lower than our statutory rate, including state income taxes, primarily due to a $1.4 million benefit related to the final disposition of a subsidiary, the decrease in tax reserves for uncertain tax positions due to the expiration of certain tax statutes, and lower pretax income, offset by additional reserves established for uncertain tax positions.
Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Direct Sale Program Business. These businesses have been reflected as discontinued operations in our Consolidated Statements of Operations. The pretax operating loss for fiscal year 2013 was $6.0 million. The pretax operating loss related to these businesses in fiscal year 2012 was $0.5 million. Both years have been reclassified from continuing operations to discontinued operations. See Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for additional information.
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
Working capital at June 28, 2014 was $182.8 million, a $4.7 million increase from $178.1 million at June 29, 2013. The increase in working capital was primarily due to increases in accounts receivable and in-service merchandise to support our revenue growth, partially offset by a decrease in new goods inventory from the divestiture of our Direct Sale Program Business group and increased current deferred income taxes. As of June 28, 2014, approximately $32.8 million of our available cash was held in our Canadian subsidiaries. None of this amount was considered to be permanently reinvested and therefore could be repatriated without significant additional tax consequences.
Operating Activities. Net cash provided by operating activities was $74.6 million, $112.1 million and $73.0 million in fiscal years 2014, 2013 and 2012, respectively. Cash provided by operations in fiscal year 2014 decreased primarily due to higher working capital to support our revenue growth and higher income tax payments, partially offset by increased net income. Cash provided by operations in fiscal year 2013 increased primarily due to higher net income and improvements in working capital, especially lower investments in inventory, partially offset by higher tax payments.
Investing Activities. Net cash used for investing activities was $26.1 million, $54.1 million and $35.1 million in fiscal years 2014, 2013 and 2012, respectively. The decrease in fiscal year 2014 over fiscal year 2013 was primarily due to a business acquisition in fiscal year 2013 offset by the business divestitures in fiscal year 2014. The increase in fiscal year 2013 over fiscal year 2012 was primarily due to a business acquisition in the second quarter of fiscal year 2013.
Financing Activities. Net cash used for financing activities was $49.7 million, $38.0 million and $40.7 million in fiscal years 2014, 2013 and 2012, respectively. Cash used for financing activities in fiscal year 2014 was primarily for the payment of dividends, including our special dividend of $6.00 per share, and share repurchases. This was offset by borrowings under our revolving credit facility and proceeds from the issuance of common stock under stock option plans. The borrowings under our revolving credit facility were primarily used to fund the $6.00 per share special dividend. Cash used for financing activities in fiscal year 2013 was primarily for repayments on our revolving credit facility due to strong cash flow and payment of dividends, offset by the issuance of $100.0 million private placement notes and proceeds from the issuance of common stock under stock option plans. Cash used for financing activities in fiscal year 2012 was primarily for the payment of dividends, including our special dividend of $6.00 per share. This was offset by borrowing under our revolving credit facility. We paid dividends of $140.9 million, $15.1 million and $123.9 million in fiscal years 2014, 2013 and 2012, respectively. Dividends per share were $7.08, $0.78 and $6.585 in fiscal years 2014, 2013 and 2012, respectively. In fiscal year 2015, we anticipate regular cash dividends of $1.24 per share, totaling approximately $24.7 million.
Capital Structure. Total debt was $267.0 million at June 28, 2014, an increase of $92.0 million from the prior year balance of $175.0 million. The increase in debt was primarily driven by the payment of the $6.00 per share special dividend, offset by strong cash flow and the issuance of common stock under stock option plans. The ratio of debt to capitalization (total debt divided by the sum of the stockholders' equity plus total debt) increased to 41.7% at June 28, 2014, from 27.3% at June 29, 2013.
We believe we will be able to fund all currently anticipated cash requirements for fiscal year 2015, including scheduled debt repayments, new investments in the business, dividend payments and possible business acquisitions, from operating cash flow and our revolving credit facility.

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
As of June 28, 2014, there was $65.9 million outstanding under the revolving credit facility. The unused portion of this facility may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of June 28, 2014, letters of credit outstanding under this facility totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of June 28, 2014 there is a fee of 0.20% of the unused daily balance on this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with the material covenants required by the terms of this facility as of June 28, 2014:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.16
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	21.45
Minimum Net Worth (in millions)	$360.3	$374.0
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of June 28, 2014 under this facility bear interest at a weighted average effective rate of 1.47%.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75.0 million variable rate unsecured private placement notes. On March 31, 2014, we amended the facility to reduce the minimum net worth covenant to be consistent with the calculation for the $75.0 million variable rate unsecured private placement notes.
We have $75.0 million of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 28, 2014, the outstanding balance of the notes was $75.0 million at an effective interest rate of 0.83%.
On September 27, 2013, we amended and restated our $50.0 million accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of LIBOR plus 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of June 28, 2014, there was $25.1 million outstanding under this securitization facility and there were $24.9 million of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of June 28, 2014 under this facility bear interest at an average effective rate of 0.90%.
We have $100.0 million of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50.0 million of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing on April 15, 2025. Interest on the notes is payable semiannually. As of June 28, 2014, the outstanding balance of the notes was $100.0 million at an effective rate of 3.81%.
See Note 6, "Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders' equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 28, 2014, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with this facility. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
The following table summarizes our cash payment obligations as of June 28, 2014 for the next five fiscal years and thereafter (in thousands):

	Less than one year	One to three years	Three to five years	After five years	Total
$250M Revolver	$—	$65,925	$—	$—	$65,925
$50M A/R Line	—	25,075	—	—	25,075
$75M Variable Rate Notes	—	75,000	—	—	75,000
$100M Fixed Rate Notes	—	—	—	100,000	100,000
Other debt arrangements, including capital leases	792	230	—	—	1,022
Operating leases	26,217	38,580	20,818	14,882	100,497
Multi-employer pension plan payments (including interest)	2,880	5,759	4,665	20,097	33,401
Retirement benefit payments	3,153	6,942	8,243	25,969	44,307
Estimated interest payments related to credit facilities	5,632	9,532	7,610	18,355	41,129
Total contractual cash obligations	$38,674	$227,043	$41,336	$179,303	$486,356
We calculated the estimated interest payments related to credit facilities by using the total debt balance outstanding as of June 28, 2014, and applying the interest rates in effect at that time to future periods.
As of June 28, 2014, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 6, "Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements for further discussion.
At June 28, 2014, we had approximately $183.4 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $182.6 million due to debt covenant limitations. Our revolving credit facility contributes all of our liquidity as our accounts receivable securitization facility is fully utilized. We anticipate that our cash flows from operations and available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2015. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal year 2015 will be approximately $50.0 million.
Off Balance Sheet Arrangements
At June 28, 2014, we had $25.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $100.5 million related to facility, equipment and vehicle leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.
Pension Obligations
Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits will not occur beyond this date. We anticipate making cash contributions of approximately $2.5 million in fiscal year 2015.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. We estimated that the pension plan assets will generate a long-term rate of return of 6.50% in fiscal 2015. This rate was developed by evaluating input from our outside actuary and reference to historical performance and long-term inflation assumptions. The expected long-term rate of return on plan assets at June 28, 2014 is based on an allocation of equity and fixed income securities. As part of our assessment of the expected return on plan assets, we considered historical asset performance and the change in our target asset allocation, and concluded that a reduction to our long term rate to 6.50% was appropriate. Decreasing the expected long-term rate of return by 0.50% (from 6.50% to 6.00%) would increase our estimated 2015 pension expense by approximately $0.4 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 4.50% at June 28, 2014. We determine the discount rate with assistance from our outside actuary by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.50% (from 4.50% to 4.00%) would increase our accumulated benefit obligation at June 28, 2014 by approximately $8.0 million and increase the estimated fiscal year 2015 pension expense by approximately $0.7 million.
Future changes in the expected return on plan asset, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what the impact of these factors will be in the future.
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
Employer's accounting for MEPPs (Accounting Standards Codification "ASC" 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised MEPP information received periodically from the union sponsors and other factors.
Central States Southeast and Southwest Areas Pension Fund
Beginning in fiscal year 2012, we commenced negotiations to discontinue our participation in the Central States Fund. We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. Specifically, we partially withdrew from the Central States Fund in calendar year 2012, and in the third quarter of fiscal year 2012, we recorded a pretax charge of $24.0 million. This charge included the discounted actuarial value of the total estimated withdrawal liability, incentives for union participants and other related costs that had been incurred. We finalized our withdrawal in calendar year 2013, which resulted in the union sending us updated information related to our withdrawal liability. As a result, we recorded an additional withdrawal liability of $1.0 million in the fourth quarter of fiscal year 2013. As of June 29, 2013 we had recorded an aggregate discounted estimated withdrawal liability of $21.7 million. We intended to make total payments of $32.4 million over a 20 year period.
On September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56.0 million payable over 20 years, or $35.1 million on an estimated discounted present value basis.
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. We subsequently filed our arbitration demand. As part of these arbitration proceedings, we plan to contest the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity because any increase in payments would be spread over a 20 year period.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34.5 million over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23.5 million. This amount represents our best estimate of our aggregate withdrawal liability as of June 28, 2014. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $0.1 million of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1.7 million in the first quarter of fiscal year 2014.
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

Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During fiscal year 2014, we made total payments related to our withdrawal liability of $2.3 million to the Central States Fund.
Other United States MEPPs
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs, for which we had not previously recorded any withdrawal liabilities. Based on progress in the negotiations and our intentions, we have determined that it is probable that we will withdraw from the plans. Accordingly, we have recorded a pretax charge of $8.2 million. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The ultimate amount of the withdrawal liability assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates and financial difficulty of other participating employers in the plan. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. However, any potential changes are not expected to have a material impact on our results of operation or financial condition. As of June 28, 2014, we had concluded negotiations with two of the four MEPPs and expect to finalize negotiations with the remaining two in fiscal 2015. Upon conclusion of negotiations and exit from these plans, we will no longer participate in any United States MEPPs.
Canadian MEPPs
Our Canadian subsidiaries participate in three multi-employer retirement funds, collectively referred to as the Canadian MEPPs. Plan information for the Canadian MEPPs is not readily available. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For two of the plans, in the event that the plans are underfunded, the monthly participant benefit amount can be reduced by the trustees of the plan and we are not responsible for the underfunded status of the plan. For the third plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to our exposure to the third plan, the most recent actuarial valuation as of December 31, 2010 indicates a surplus of approximately 14.5%.
Impact of Inflation
In general, we believe that our results of operations are not significantly affected by moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships and a continued focus on operational productivity improvements. Our customer agreements generally provide for annual price increases.
Significant increases in energy costs, specifically natural gas and motor fuels, and other commodities, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4.2% of our total revenue.
Restructuring and Impairment Charges
In the fourth quarter of fiscal year 2013, we closed one of our rental facilities and restructured our direct sale businesses. The rental facility had become redundant as a result of the acquisition we made earlier in the fiscal year. In addition, we made the decision to transition our GKdirect Catalog business to a third-party catalog offering and outsource the fulfillment operations. This change resulted in the discontinuance of certain product offerings and the establishment of $0.6 million of lower of cost or market reserves to reduce the carrying amount of inventory to its estimated net realizable value. In addition, we incurred charges for equipment write-downs and severance related to the closure of the distribution center. Also, as part of our annual fourth quarter impairment test and recent changes in our Direct Sale Program Business, we identified certain impairment indicators that required us to perform an assessment of the recoverability of the long-lived assets related to the business. As part of this assessment, we determined that the carrying value of certain long-lived assets exceeded their fair values. The estimated fair values were determined using a discounted cash flow approach. This analysis resulted in the impairment of certain long-lived assets, including computer software, customer contracts and other property and equipment. Finally, the changes to our Direct Sale Program Business noted above resulted in an evaluation of the recoverability of related inventory. As part of this evaluation we established $3.0 million of additional reserves to reduce inventory to its net realizable value based on our updated business plan. All of the charges related to our Direct Sale Program Business have been reclassified to Discontinued Operations, see Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at June 28, 2014 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at June 28, 2014 was an unrealized loss of $0.9 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted variable rate debt that was not modified by interest rate swaps. As of June 28, 2014, this debt amount was $91.0 million. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $1.2 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.5 million or 38.2%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.3 million or 24.1%.
For additional information regarding our debt see Note 4, "Long-Term Debt" of the Notes to the Consolidated Financial Statements as well as the Liquidity, Capital Resources and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of June 28, 2014, we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at June 28, 2014 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.2 million.
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
Following is a summary of the results of operations for each of the quarters within the fiscal years ended June 28, 2014 and June 29, 2013. All amounts are in thousands, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth
2014
Revenues	$220,223	$225,919	$225,046	$229,681
Gross Profit	75,718	77,599	74,762	77,836
Income from Continuing Operations	23,569	27,696	18,074	26,776
Net Income	13,821	7,920	10,210	15,721
Basic Earnings per Share	0.70	0.39	0.51	0.80
Diluted Earnings per Share	0.69	0.39	0.50	0.78
Dividends per Share:
Regular	0.27	0.27	0.27	0.27
Special	—	—	—	6.00
2013
Revenues	$210,594	$218,270	$217,743	$219,411
Gross Profit	66,840	69,378	69,648	74,441
Income from Continuing Operations	18,932	22,281	21,352	21,440
Net Income	11,894	13,221	13,582	8,023
Basic Earnings per Share	0.63	0.69	0.70	0.41
Diluted Earnings per Share	0.62	0.68	0.69	0.40
Dividends per Share	0.195	0.195	0.195	0.195
Our fiscal year ends on the Saturday nearest June 30, and consists of 52 or 53 weeks. Fiscal years 2014 and 2013 were 52 week years. The second quarter of fiscal 2014 includes a pretax loss of $12.9 million on the sale of our Direct Sale Program Business and Ireland Business (see Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for further information). The first quarter of fiscal year 2014 includes a pretax charge of $1.7 million and the third quarter of fiscal year 2014 includes a pretax charge of $8.2 million associated with withdrawing from a multi-employer pension plan (see Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for further information). Each of the four quarters of fiscal year 2014 were impacted by the benefit of the change in estimated merchandise in-service amortization lives. The fourth quarter of fiscal 2013 includes net pretax charges of $3.2 million related to restructuring and impairment charges and an increase in our estimated liability associated with the exit of a multi-employer pension plan, offset by the benefit of the change in estimated merchandise in-service amortization lives and a pretax loss of $7.1 million related to discontinued operations. See Note 1, "Summary of Significant Accounting Policies," Note 9, "Restructuring and Impairment Charges," and Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for further information.

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
Our management completed an assessment of the Company's internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 28, 2014.
KPMG LLP, the Company's independent registered public accounting firm that audited the fiscal year 2014 consolidated financial statements and schedule and the effectiveness of the Company's internal control over financial reporting, has issued an unqualified attestation report on the Company's effectiveness of internal control over financial reporting, as stated in their report which is included herein.
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

/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)
August 21, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.:
We have audited the accompanying consolidated balance sheet of G&K Services, Inc. and subsidiaries (the Company) as of June 28, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have audited the financial statement schedule as listed in the index at Item 15(a) as of and for the year ended June 28, 2014. We also have audited the Company’s internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. and subsidiaries as of June 28, 2014, and the results of their operations and their cash flows for year ended June 28, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule as of and for the year ended June 28, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, G&K Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
KPMG LLP
Minneapolis, Minnesota
August 21, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
G&K Services, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of G&K Services, Inc. and Subsidiaries (the Company) as of June 29, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of G&K Services, Inc. and Subsidiaries at June 29, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 23, 2013, except as to Note 10, as to which the date is August 21, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands, except per share data)	June 28, 2014	June 29, 2013	June 30, 2012
Rental and direct sale revenue	$900,869	$866,018	$828,953
Operating Expenses
Cost of rental and direct sale revenue	594,954	585,711	574,833
Pension withdrawal and associated expenses	9,854	1,000	24,004
Selling and administrative	199,946	195,302	187,410
Total operating expenses	804,754	782,013	786,247
Income from Continuing Operations	96,115	84,005	42,706
Interest expense	6,320	4,853	6,048
Income from Continuing Operations before Income Taxes	89,795	79,152	36,658
Provision for income taxes	33,730	28,646	12,171
Net Income from Continuing Operations	56,065	50,506	24,487
Net loss from discontinued operations, net of tax	(8,393)	(3,786)	(340)
Net Income	$47,672	$46,720	$24,147

Basic Earnings (Loss) per Common Share:
From continuing operations	$2.83	$2.62	$1.32
From discontinued operations	$(0.43)	$(0.20)	$(0.02)
Basic earnings per share	$2.41	$2.43	$1.31

Diluted Earnings (Loss) per Common Share:
From continuing operations	$2.78	$2.58	$1.31
From discontinued operations	$(0.42)	$(0.20)	$(0.02)
Diluted earnings per share	$2.36	$2.38	$1.29

Weighted average number of shares outstanding, basic	19,568	18,970	18,494
Weighted average number of shares outstanding, diluted	19,941	19,292	18,731

Dividends Declared per Share	$7.080	$0.780	$6.585
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands)	June 28, 2014	June 29, 2013	June 30, 2012
Net income	$47,672	$46,720	$24,147
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax of $386, $(2,257) and $0, respectively	(1,411)	(6,459)	(7,175)
Change in pension benefit liabilities recognized, net of tax of $(2,474), $7,297 and $(8,496), respectively	(4,098)	12,109	(13,582)
Derivative financial instruments gain (loss) recognized, net of tax of $(138), $870 and $(302), respectively	(224)	1,462	(491)
Derivative financial instruments loss reclassified, net of tax of $202, $227 and $674, respectively	331	382	1,097
Total other comprehensive income (loss), net of tax	(5,402)	7,494	(20,151)
Total comprehensive income	$42,270	$54,214	$3,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	June 28, 2014	June 29, 2013
(In thousands, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$37,118	$38,590
Accounts receivable, less allowance for doubtful accounts of $3,697 and $3,135	100,193	90,989
Inventories, net	162,534	165,006
Other current assets	27,250	13,810
Total current assets	327,095	308,395
Property, Plant and Equipment
Land	33,105	33,195
Buildings and improvements	167,300	165,621
Machinery and equipment	361,408	340,258
Automobiles and trucks	8,241	9,474
Less accumulated depreciation	(368,672)	(354,392)
Total property, plant and equipment	201,382	194,156
Other Assets
Goodwill	333,214	334,393
Customer contracts and non-competition agreements, net	6,448	8,847
Other noncurrent assets	55,380	51,495
Total other assets	395,042	394,735
Total assets	$923,519	$897,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$44,600	$41,655
Accrued expenses
Compensation and employee benefits	46,329	47,224
Other	26,311	34,678
Deferred income taxes	26,306	6,729
Current maturities of long-term debt	792	18
Total current liabilities	144,338	130,304
Long-Term Debt, net of Current Maturities	266,230	175,000
Deferred Income Taxes	17,214	19,894
Other Noncurrent Liabilities	121,693	105,080
Total liabilities	549,475	430,278
Commitments and Contingencies (Notes 13 and 14)
Stockholders' Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000 shares authorized, 19,912 and 19,683 shares issued and outstanding	9,956	9,842
Additional paid-in capital	62,864	44,872
Retained earnings	297,237	402,905
Accumulated other comprehensive income	3,987	9,389
Total stockholders' equity	374,044	467,008
Total liabilities and stockholders' equity	$923,519	$897,286
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders' Equity
Balance July 2, 2011	18,728	$9,364	$12,455	$471,041	$22,046	$514,906
Total comprehensive income	—	—	—	24,147	(20,151)	3,996
Issuance of common stock under stock plans, net of income tax	202	101	2,757	—	—	2,858
Equity based compensation	—	—	6,037	—	—	6,037
Shares associated with tax withholdings under our employee equity incentive plan	(30)	(15)	(802)	—	—	(817)
Cash dividends ($6.585 per share)	—	—	—	(123,921)	—	(123,921)
Balance June 30, 2012	18,900	9,450	20,447	371,267	1,895	403,059
Total comprehensive income	—	—	—	46,720	7,494	54,214
Issuance of common stock under stock plans, net of income tax	807	404	19,997	—	—	20,401
Equity based compensation	—	—	5,001	—	—	5,001
Shares associated with tax withholdings under our employee equity incentive plan	(24)	(12)	(801)	—	—	(813)
Tax benefit related to equity based compensation	—	—	228	—	—	228
Cash dividends ($0.78 per share)	—	—	—	(15,082)	—	(15,082)
Balance June 29, 2013	19,683	9,842	44,872	402,905	9,389	467,008
Total comprehensive income	—	—	—	47,672	(5,402)	42,270
Issuance of common stock under stock plans, net of income tax	460	230	8,518	—	—	8,748
Equity based compensation	—	—	6,318	—	—	6,318
Shares associated with tax withholdings under our employee equity incentive plan	(26)	(13)	(1,422)	—	—	(1,435)
Share repurchase program	(205)	(103)	—	(11,569)	—	(11,672)
Tax benefit related to equity based compensation	—	—	4,578	—	—	4,578
Cash dividends declared ($7.08 per share)	—	—	—	(141,771)	—	(141,771)
Balance June 28, 2014	19,912	$9,956	$62,864	$297,237	$3,987	$374,044
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands)	June 28, 2014	June 29, 2013	June 30, 2012
Operating Activities:
Net income	$47,672	$46,720	$24,147
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	30,877	32,175	33,983
Loss on sale of businesses	12,837	—	—
Pension withdrawal and associated expenses	9,854	1,000	23,703
Deferred income taxes	21,972	1,059	2,775
Share-based compensation	6,318	5,001	6,037
Changes in current operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(14,538)	2,504	(3,516)
Inventories	(12,157)	15,032	(14,481)
Accounts payable	935	475	3,470
Other current assets and liabilities	(25,273)	10,803	6,784
Other	(3,861)	(2,670)	(9,929)
Net cash provided by operating activities	74,636	112,099	72,973
Investing Activities:
Capital expenditures	(32,776)	(35,524)	(34,026)
Divestiture (Acquisition) of businesses	6,641	(18,589)	(1,087)
Net cash used for investing activities	(26,135)	(54,113)	(35,113)
Financing Activities:
Repayments of long-term debt	(18)	(591)	(729)
Proceeds from issuance of long-term debt	—	100,000	—
Proceeds from (Repayments of) revolving credit facilities, net	91,000	(143,000)	81,944
Cash dividends paid	(140,886)	(15,082)	(123,921)
Net issuance of common stock, under stock option plans	8,748	20,401	2,858
Repurchase of common stock	(11,672)	—	—
Shares associated with tax withholdings under our equity incentive plans	(1,435)	(813)	(817)
Excess tax benefit from share-based compensation	4,578	1,068	—
Net cash used for financing activities	(49,685)	(38,017)	(40,665)
Effect of Exchange Rates on Cash	(288)	(983)	(565)
(Decrease) Increase in Cash and Cash Equivalents	(1,472)	18,986	(3,370)
Cash and Cash Equivalents:
Beginning of year	38,590	19,604	22,974
End of year	$37,118	$38,590	$19,604
Supplemental Cash Flow Information:
Cash paid for -
Interest	$5,645	$3,584	$4,893
Income taxes	$20,945	$17,634	$3,283
Supplemental Non-cash Investing Information:
Capital expenditures included amounts in accounts payable	$3,378	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
Nature of Business
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused market leader of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing high quality branded work apparel programs, and a variety of facility products and services, including floor mats, towels, mops and restroom hygiene products. We also manufacture certain work apparel garments that are used to support our garment rental and direct purchase programs. We have two operating segments, United States (includes the Dominican Republic) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance.
Basis of Presentation
Our Consolidated Financial Statements include the accounts of G&K Services, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation.
Our fiscal year ends on the Saturday nearest June 30. All references herein to "2014," "2013" and "2012" refer to the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively. Fiscal years 2014, 2013 and 2012 consisted of 52 weeks.
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
Accounts Receivable
Accounts receivable are recorded net of an allowance for expected losses. The allowance, recognized as an amount equal to anticipated future write-offs, is based on the age of outstanding balances, analysis of specific accounts, historical bad debt experience and current economic trends. We generally write-off uncollectible accounts receivable after all internal avenues of collection have been exhausted.
Inventories
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out (FIFO) cost or market. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to four years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
We review the estimated useful lives of our in-service inventory assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. The selection of estimated useful lives is a sensitive estimate in which a change in lives can have a material impact on our results of operations. For example, during the fourth quarter of fiscal year 2013, we completed an analysis of certain in-service inventory assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $6,136, net income by $3,867 and basic and diluted earnings per common share by $0.19 in fiscal year 2014 and increased income from operations by $2,605, net income by $1,655 and basic and diluted earnings per common share by $0.09 in fiscal year 2013. In addition, this change resulted in an increase in merchandise in service on the balance sheet of $8,741 and $2,605 as of June 28, 2014 and June 29, 2013, respectively.
We estimate our losses related to inventory obsolescence by examining our inventory to determine if there are indicators that carrying values exceed the net realizable value. Significant factors that could indicate the need for inventory write-downs include the age of the inventory, anticipated demand for our products, historical inventory usage, revenue trends and current economic conditions. We believe that adequate adjustments have been made in the Consolidated Financial Statements;

however, in the future, product lines and customer requirements may change, which could result in an increase in obsolete inventory reserves or additional inventory impairments.
The reduction in finished goods inventory is primarily related to the sale of our Direct Sale Program Business. See Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for details regarding the sale.
The components of inventories as of June 28, 2014 and June 29, 2013 are as follows:

	June 28, 2014	June 29, 2013
Raw Materials	$7,952	$11,583
Work in Process	1,279	1,846
Finished Goods	29,192	44,156
New Inventories	38,423	57,585
Merchandise In Service	124,111	107,421
Total Inventories	$162,534	$165,006
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is generally computed using the straight-line method over the following estimated useful lives:

Life (Years)
Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10
Costs of significant additions, renewals and betterments are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense, which includes amortization of assets recorded under capital leases, was $28,220, $28,112 and $29,014, in fiscal years 2014, 2013 and 2012, respectively.
Environmental Costs
We accrue various environmental related costs, which consist primarily of estimated clean-up costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum estimated amount. This accrued amount reflects our assumptions regarding the nature of the remedy and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations, could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments to our accruals will be necessary to reflect new information. While we cannot predict the ultimate outcome of any of these matters with certainty, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
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
For additional information see Note 14, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements.
Goodwill, Intangible Assets and Other Long-Lived Assets
The fair value of the purchase price of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with us for a fixed period of time and acquired customer contracts are stated at fair value less accumulated amortization and are amortized over the terms of the respective agreements or estimated average life of an account, which ranges from five to 20 years.

We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Reporting units for goodwill impairment review are operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified two reporting units within our operating segments as of the fiscal year 2014 testing date. Our reporting units are U.S. Rental operations and Canadian Rental operations, with respective goodwill balances of $270,045 and $63,169, at June 28, 2014. During fiscal year 2014, we divested our Direct Sales reporting unit. There have been no other changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2014, 2013 or 2012.
In fiscal year 2014, we performed a qualitative assessment to test our reporting units' goodwill for impairment. Based on our qualitative assessment, we determined that it is more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of all reporting units is greater than their carrying amount and therefore no impairment of goodwill was identified. In fiscal 2013 and 2012, we used a market valuation approach to determine the fair value of each reporting unit for our annual impairment test. The results of this test indicated that the estimated fair value exceeded the carrying value of our goodwill by more than 50% for our U.S. Rental and Canadian Rental reporting units for both fiscal years and therefore no impairment existed. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off. During the second quarter of fiscal year 2014, we recorded an impairment loss related to the divestiture of our Ireland business of $261.
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the fourth quarter of fiscal year 2013, we recorded an impairment loss related to customer contracts totaling $1,626. See Note 10, "Discontinued Operations" of the Notes to the Consolidated Financial Statements for details on the impairment. There were no impairment charges for intangible assets in fiscal years 2014 or 2012.
Retirement Plan Assets
Retirement plan assets consist of equity and fixed income investment funds, common stock and life insurance contracts, which are stated at fair value. For additional information see Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements.
Foreign Currency
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within "Accumulated other comprehensive income" in stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings for the period and were not material in fiscal years 2014, 2013 or 2012.
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
Insurance
We carry large deductible insurance policies for certain obligations related to health, workers' compensation, auto and general liability programs. These deductibles range from $350 to $750 per occurrence. Estimates are used in determining the potential liability associated with reported claims and for losses that have occurred, but have not been reported. Management estimates generally consider historical claims experience, escalating medical cost trends, expected timing of claim payments and actuarial analyses provided by third parties. Changes in the cost of medical care, our ability to settle claims and the present value estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pretax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. If it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the Consolidated Financial Statements.
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
We do not engage in speculative transactions or fair value hedging nor do we hold or issue derivative financial instruments for trading purposes.
Share-based Payments
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to additional paid-in capital or income tax expense. See Note 11, "Stockholders' Equity" of the Notes to the Consolidated Financial Statements for further details.
New Accounting Pronouncements
In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the consolidated statement of operations or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Our adoption of this guidance in the first quarter of fiscal 2014 resulted in a change in the presentation of the Notes to the Consolidated Financial Statements and did not have any effect on our results of operations or financial position.

In May 2014, the FASB issued updated guidance to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.
2. Acquisitions
In the second quarter of fiscal year 2013, we completed an acquisition in our rental operations business. The results of the acquired business have been included in our Consolidated Financial Statements since the date of acquisition. The acquisition extends our rental operations footprint into five of the top 100 North American markets which we did not previously serve. The fair value of the consideration transferred at the date of acquisition totaled $18,488 and consisted entirely of cash.
The proforma effects of this acquisition, had it been acquired at the beginning of fiscal year 2013, were not material. The amount of revenue related to the acquired business that has been included in our Consolidated Statements of Operations was approximately $10,000 for fiscal year 2014 and $5,831 for fiscal year 2013. The impact to net income was immaterial for all periods presented.
3. Goodwill and Intangible Assets
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 30, 2012	$259,361	$65,975	$325,336
Acquisitions	10,994	—	10,994
Foreign currency translation and other	(49)	(1,888)	(1,937)
Balance as of June 29, 2013	$270,306	$64,087	$334,393
Foreign currency translation and other	(261)	(918)	(1,179)
Balance as of June 28, 2014	$270,045	$63,169	$333,214
We recorded a goodwill impairment loss related to the divestiture of our Ireland business of $261 in the second quarter of fiscal year 2014. There were no other impairment losses recorded in fiscal year 2014 or fiscal year 2013.
Other intangible assets, which are included in "Other assets" on the Consolidated Balance Sheet, are as follows:

	June 28, 2014	June 29, 2013
Customer contracts and non-competition agreements	$23,838	$125,996
Accumulated amortization	(17,390)	(117,149)
Net	$6,448	$8,847
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $2,657, $4,063 and $4,968 for fiscal years 2014, 2013 and 2012, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of June 28, 2014 is as follows:

2015	$1,948
2016	1,393
2017	1,192
2018	410
2019	176
Thereafter	1,329

4. Long-Term Debt
Debt as of June 28, 2014 and June 29, 2013 includes the following:

	2014	2013
Borrowings under $250M Revolver	$65,925	$—
Borrowings under $75M Variable Rate Notes	75,000	75,000
Borrowings under $50M A/R Line	25,075	—
Borrowings under $100M Fixed Rate Notes	100,000	100,000
Capital leases and other	1,022	18
	267,022	175,018
Less current maturities	(792)	(18)
Total long-term debt	$266,230	$175,000
We have a $250,000, unsecured revolving credit facility ("$250M Revolver") with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted London Interbank Offered Rate ("LIBOR") for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio.
As of June 28, 2014, there was $65,925 outstanding under this facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50,000 in letters of credit. As of June 28, 2014 letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of June 28, 2014 there is a fee of 0.20% of the unused daily balance of this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with the material covenants required by the terms of this facility as of June 28, 2014:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.16
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	21.45
Minimum Net Worth	$360,285	$374,044
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of June 28, 2014 under this facility bear interest at a weighted average effective rate of 1.47%.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of the $75,000 variable rate unsecured private placement notes. On March 31, 2014, we amended the facility to reduce the minimum net worth covenant calculation to be consistent with the calculation for the $75,000 variable rate unsecured private placement notes.
We have $75,000 of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of June 28, 2014, the outstanding balance of the notes was $75,000 at an effective interest rate of 0.83%.
On September 27, 2013 we amended and restated our $50,000 accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of June 28, 2014 there was $25,075 outstanding under this securitization facility and there were $24,925 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of June 28, 2014 under this facility bear interest at an average effective rate of 0.90%.
We have $100,000 of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing on April 15, 2025. Interest on the notes is payable semiannually. As of June 28, 2014, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 6, "Derivative Financial Instruments" of the Notes to the Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 28, 2014, we were in compliance with all debt covenants.
The following table summarizes payments due on long-term debt, including capital leases, as of June 28, 2014 for the next five fiscal years and thereafter:

2015	$792
2016	75,230
2017	91,000
2018	—
2019 and thereafter	100,000
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
Except for assets included in our pension portfolio, we do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during fiscal year 2014. See Note 13, "Employee Benefit Plans" for additional information regarding our pension plan assets.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of June 28, 2014 and June 29, 2013:

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,309	$—	$3,309
Equity and fixed income mutual funds	29,358	—	29,358
Cash surrender value of life insurance policies	—	14,287	14,287
Total assets	$32,667	$14,287	$46,954
Accrued expenses:
Derivative financial instruments	$—	$930	$930
Total liabilities	$—	$930	$930

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$2,964	$—	$2,964
Equity and fixed income mutual funds	23,811	—	23,811
Cash surrender value of life insurance policies	—	13,377	13,377
Total assets	$26,775	$13,377	$40,152
Accrued expenses:
Derivative financial instruments	$—	$1,136	$1,136
Total liabilities	$—	$1,136	$1,136
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the Company's non-qualified deferred compensation plan.
The following tables summarize the fair value of assets and liabilities that are recorded at historical cost as of June 28, 2014 and June 29, 2013:

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$37,118	$—	$37,118
Total assets	$37,118	$—	$37,118
Current maturities of long-term debt	$—	$792	$792
Long-term debt, net of current maturities	—	263,191	263,191
Total liabilities	$—	$263,983	$263,983

	As of June 29, 2013
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$38,590	$—	$38,590
Total assets	$38,590	$—	$38,590
Current maturities of long-term debt	$—	$18	$18
Long-term debt, net of current maturities	—	175,000	175,000
Total liabilities	$—	$175,018	$175,018

6. Derivative Financial Instruments
We use interest rate swap contracts to limit exposure to changes in interest rates and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 45% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at June 28, 2014.
We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of net investment in a foreign operation, or that are held for trading or speculative purposes. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.
As of June 28, 2014 and June 29, 2013, we had $930 and $1,136, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses" in the Consolidated Balance Sheets. Of the $1,053 net gain deferred in accumulated other comprehensive income as of June 28, 2014, a $319 loss is expected to be reclassified to interest expense in the next twelve months.
As of June 28, 2014 and June 29, 2013, all derivative financial instruments were designated as hedging instruments.
As of June 28, 2014, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month LIBOR, all of which mature in 13-24 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of June 28, 2014. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
7. Other Noncurrent Liabilities
Other noncurrent liabilities as of June 28, 2014 and June 29, 2013 included the following:

	June 28, 2014	June 29, 2013
Multi-employer pension withdrawal liability	$28,516	$22,059
Pension plan liability	15,422	12,159
Executive deferred compensation plan liability	30,584	26,775
Supplemental executive retirement plan liability	16,814	14,826
Accrued income taxes	12,043	9,726
Workers' compensation liability	14,837	15,374
Other liabilities	3,477	4,161
Total other noncurrent liabilities	$121,693	$105,080
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

	For the Fiscal Years
	2014	2013	2012
Net income from continuing operations	$56,065	$50,506	$24,487
Less: Income allocable to participating securities	(610)	(710)	—
Net income from continuing operations available to common stockholders	55,455	49,796	24,487
Net loss from discontinued operations	(8,393)	(3,786)	(340)
Net income available to common stockholders	$47,062	$46,010	$24,147
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,568	18,970	18,494
Basic earnings (loss) per common share:
From continuing operations	$2.83	$2.62	$1.32
From discontinued operations	$(0.43)	$(0.20)	$(0.02)
Basic earnings per share	$2.41	$2.43	$1.31
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,568	18,970	18,494
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	373	322	237
Weighted average shares outstanding, diluted	19,941	19,292	18,731
Diluted earnings (loss) per common share:
From continuing operations	$2.78	$2.58	$1.31
From discontinued operations	$(0.42)	$(0.20)	$(0.02)
Diluted earnings per share	$2.36	$2.38	$1.29
We excluded potential common shares related to our outstanding equity compensation grants of 88,000, 99,000 and 498,000 from the computation of diluted earnings per share for fiscal years 2014, 2013 and 2012, respectively. Inclusion of these shares would have been anti-dilutive.
9. Restructuring and Impairment Charges
There were no material restructuring or impairment charges in fiscal years 2014 or 2012.
In the fourth quarter of fiscal year 2013, we closed one of our rental facilities and restructured our direct sale businesses. The rental facility had become redundant as a result of the acquisition we made earlier in the fiscal year. In addition, we made the decision to transition our GKdirect Catalog business to a third-party catalog offering and outsource the fulfillment operations. This change resulted in the discontinuation of certain product offerings and the establishment of $565 of lower of cost or market reserves to reduce the carrying amount of inventory to its estimated net realizable value. In addition, we incurred charges for equipment write-downs and severance related to the closure of the distribution center.
The following table identifies the major components of the fiscal year 2013 fourth quarter restructuring and impairment charges and the corresponding income statement line items:

Asset	Statement of Operations Classification:	Amount
Inventory	Cost of rental and direct sale revenue	$565
Property, plant and equipment	Selling and administrative	1,714
Other costs	Selling and administrative	882
Total restructuring and impairment charges		$3,161
10. Discontinued Operations
Discontinued operations include the operating results and other adjustments related to our Direct Sale Program Business ("Program Business") and Ireland business ("Ireland Business"), both of which had previously been included in our United States operating segment. We concluded that both the Program Business and Ireland Business meet the requirements to be presented as discontinued operations and, accordingly, the results of these operations have been reclassified to discontinued operations for all periods presented on the Consolidated Statements of Operations.

On December 31, 2013, we sold our Program Business. As a result of this agreement, we reduced the carrying value of the Program Business net assets as of December 28, 2013 to equal the estimated net proceeds from the transaction and recorded a corresponding pretax loss on the sale of $12,319 in the three months ended December 28, 2013, which is included in "Loss on sale and other adjustments, net of tax" in the table below. The loss on the sale was based on a preliminary estimate, which was finalized during the three months ended March 29, 2014. Separately, we completed the sale of our Ireland Business during the second quarter of fiscal year 2014 and recognized a pretax loss on the sale of $603, which has also been included in "Loss on sale and other adjustments, net of tax" in the table below. Total aggregate gross proceeds from the sales were $6,641.
In fiscal year 2013, as part of our annual fourth quarter impairment test and changes in our Program Business, we identified certain impairment indicators that required us to perform an assessment of the recoverability of the long-lived assets related to the business. As part of this assessment, we determined that the carrying value of certain long-lived assets exceeded their fair values. The estimated fair values were determined using a discounted cash flow approach. This analysis resulted in the impairment of certain long-lived assets, including computer software, customer contracts and other property and equipment of $3,601. In addition, the changes to our Program Business noted above resulted in an evaluation of the recoverability of related inventory. As part of this evaluation we established $3,046 of additional reserves to reduce inventory to its net realizable value based on our updated business plan. We also incurred professional services costs of $25 related to the changes.
Summarized financial information for discontinued operations is shown below:

	For the Fiscal Years
	2014	2013	2012
Rental and direct sale revenue from discontinued operations	$17,844	$41,710	$40,984
Loss before income taxes	(279)	(5,982)	(465)

Loss, net of tax	(141)	(3,786)	(340)
Loss on sale and other adjustments, net of tax	(8,252)	—	—
Net loss from discontinued operations, net of tax	$(8,393)	$(3,786)	$(340)

For the Fiscal Year
2014
Loss in excess of carrying value of Program Business	$(11,559)
Transaction and related costs	(675)
Loss on sale of Program Business	(12,234)
Loss on sale of Ireland Business	(603)
Pretax loss on sale of businesses	(12,837)
Income tax benefit	4,585
Loss on sale and other adjustments, net of tax	$(8,252)
The carrying amount of the major classes of assets and liabilities related to the Program Business as of June 29, 2013 were as follows:

June 29, 2013
Accounts receivable, net	$4,557
Inventory	16,591
Other current assets	554
Total current assets	$21,702

Accounts payable	$964
Accrued expenses and other current liabilities	2,982
Total current liabilities	$3,946
There were no remaining balances at June 28, 2014.

11. Stockholders' Equity
We issue Class A shares of our stock, and each share is entitled to one vote and is freely transferable.
As of June 28, 2014, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. Under this repurchase program, we repurchased 204,819 shares in open market transactions totaling $11,672 in fiscal year 2014. We did not repurchase any shares in fiscal years 2013 or 2012. As of June 28, 2014, we had approximately $46,164 remaining under this authorization.
Share-Based Payment Plans
On November 6, 2013, our shareholders approved the G&K Services, Inc. Restated Equity Incentive Plan (2013) ("Restated Plan"). This plan restates our 2006 Equity Incentive Plan ("2006 Plan") approved by shareholders at our November 16, 2006 annual meeting and our Restated Equity Incentive Plan (2010) ("2010 Plan") approved by our shareholders on November 4, 2010. The total number of authorized shares under the Restated Plan is 4,000,000 (2,000,000 under the 2006 Plan, 1,000,000 under the 2010 Plan and an additional 1,000,000 under the Restated Plan). Only 1,600,000 of the awards granted under the Restated Plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of June 28, 2014, 1,536,160 equity awards were available for grant.
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
On April 3, 2012, the board of directors declared a $6.00 per share special cash dividend to be paid on April 27, 2012, to shareholders of record at the close of business on April 13, 2012. When public companies pay significant cash dividends, the price of the common stock typically decreases by an amount equal to the special cash dividend on the ex-dividend date. Therefore, on March 30, 2012, in anticipation of the special cash dividend, the Compensation Committee and the Board of Directors approved amendments to our 1998 Stock Option and Compensation Plan and our Restated Equity Incentive Plan (2010) to require an equitable adjustment to all outstanding stock option awards in the case of a special or extraordinary cash dividend. Since the amendments were made in contemplation of the special cash dividend, additional share-based compensation expense of $2,095 was recognized in fiscal year 2012. In addition, we will recognize an additional $690 over the remaining requisite service period of the unvested stock options. Following the dividend declaration on April 3, 2012 to preserve the intrinsic value for option holders, the board also approved, pursuant to the terms of the amended plans, an adjustment to the exercise price (equivalent to the special dividend) for all outstanding non-qualified options. This adjustment did not result in any additional incremental compensation expense as the aggregate fair value, aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment. There was no incremental compensation expense that resulted from the special cash dividend declared in April 2014, since the Restated Plan now requires an equitable adjustment to all outstanding stock option awards in the case of a special or extraordinary cash dividend.
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. The amount of compensation cost, including the additional amounts related to the amendment of the plans noted above, that has been recognized in the Consolidated Statements of Operations was $6,318, $5,001 and $6,037 for fiscal years 2014, 2013 and 2012, respectively. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to additional paid-in capital or income tax expense. The total net income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $2,243, $1,709 and $2,124 for fiscal years 2014, 2013 and 2012, respectively. No amount of share-based compensation expense was capitalized during the periods presented.
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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. Expected volatility is based on the historic volatility of our stock, as we believe that is the best estimate of volatility over the term of the options. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of the options granted is derived from historical data and represents the period of time that options granted are expected to be outstanding. The risk free interest rate for each option is the interpolated market yield on a U.S. Treasury bill with a term comparable to the expected term of the granted stock option.

	For the Fiscal Years
	2014	2013	2012
Expected share price volatility	27.40% - 27.65%	27.49% - 28.99%	27.50% - 29.15%
Weighted average volatility	27.52%	28.34%	28.46%
Expected dividend yield	1.98% - 2.03%	2.43% - 2.44%	1.45% - 1.95%
Expected term (in years)	5 - 6	5 - 6	5 - 6
Risk free rate	1.63% - 2.03%	0.62% - 0.92%	0.82% - 1.27%
A summary of stock option activity under our plans as of June 28, 2014, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 29, 2013	1,051,633	$25.01
Granted	167,466	48.43
Exercised	(355,228)	24.63
Forfeited or expired	(5,369)	28.32
Outstanding at June 28, 2014	858,502	$24.86	6.49	$23,079
Exercisable at June 28, 2014	507,264	$18.01	5.13	$17,108
The weighted-average fair value of stock options on the date of grant during fiscal years 2014, 2013 and 2012 was $12.16, $6.35 and $6.10, respectively. The total intrinsic value of stock options exercised was $12,093, $7,643 and $665 for fiscal years 2014, 2013 and 2012, respectively.
We received proceeds from the exercise of stock options of $8,748, $20,401 and $2,858 in fiscal years 2014, 2013 and 2012, respectively.
A summary of the status of our non-vested shares of restricted stock as of June 28, 2014 and changes during the year ended June 28, 2014, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 29, 2013	301,995	$27.23
Granted	113,162	54.70
Vested	(102,313)	26.94
Forfeited	(8,041)	29.21
Non-vested at June 28, 2014	304,803	$37.48
The table above does not include the shares assumed under the Performance Award, as they have not been granted.
As of June 28, 2014, there was $11,732 of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted shares vested during the fiscal years ended 2014, 2013 and 2012 was $2,757, $2,911 and $3,078, respectively.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	For the Fiscal Years
	2014	2013	2012
Foreign currency translation	$22,682	$24,093	$30,552
Pension benefit liabilities	(19,748)	(15,650)	(27,759)
Derivative financial instruments	1,053	946	(898)
Accumulated other comprehensive income	$3,987	$9,389	$1,895
Changes in accumulated other comprehensive income were as follows:

	For the Fiscal Year Ended June 28, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 29, 2013	$24,093	$(15,650)	$946	$9,389
Other comprehensive income (loss) before reclassifications	(1,411)	(5,230)	(224)	(6,865)
Reclassifications from net accumulated other comprehensive income	—	1,132	331	1,463
Net current period other comprehensive income (loss)	(1,411)	(4,098)	107	(5,402)
Accumulated other comprehensive income (loss) at June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Amounts reclassified from accumulated other comprehensive income for fiscal year 2014 were as follows:

	For the Fiscal Year
	2014
Losses on derivative financial instruments:
Interest rate swap contracts	$533	(a)
Tax benefit	(202)
Total, net of tax	331
Pension benefit liabilities:
Amortization of net loss	1,813	(b)
Tax benefit	(681)
Total, net of tax	1,132
Total amounts reclassified, net of tax	$1,463

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale revenue and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

12. Income Taxes
The components of the provision for income taxes from continuing operations are as follows:

Fiscal Years	2014	2013	2012
Current:
Federal	$10,723	$15,646	$3,266
State and local	844	3,687	1,204
Foreign	5,283	5,653	4,856
	16,850	24,986	9,326
Deferred	16,880	3,660	2,845
Provision for income taxes from continuing operations	$33,730	$28,646	$12,171

The following table reconciles the United States statutory income tax rate with our effective income tax rate from continuing operations:

Fiscal Years	2014	2013	2012
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.0	3.7	2.8
Foreign earnings taxed at different rates	—	(0.3)	(2.8)
Change in uncertain tax position reserve	—	(1.6)	2.7
Share-based compensation	—	—	0.1
Disposition of subsidiary	—	—	(3.8)
Permanent differences and other, net	(0.4)	(0.6)	(0.8)
Effective income tax rate from continuing operations	37.6%	36.2%	33.2%
The change in uncertain tax position reserve in fiscal year 2013 was the result of the expiration of certain statutes and the favorable resolution of other tax matters, offset by reserve additions during the year. The change in the uncertain tax position reserve in fiscal year 2012 was the result of reserve additions related to a Canadian transfer pricing assessment which is being appealed, offset by the expiration of certain statutes.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

Fiscal Years	2014	2013
Deferred tax liabilities:
Inventory	$(40,781)	$(18,190)
Depreciation	(9,815)	(18,819)
Intangibles	(52,889)	(44,757)
Derivative financial instruments	(627)	(563)
Other	(2,606)	(2,707)
Total deferred tax liabilities	(106,718)	(85,036)
Deferred tax assets:
Compensation and employees benefits	50,024	44,577
Accruals and reserves	7,618	9,208
Share-based payments	3,864	3,778
Net operating loss	7,156	6,566
Other	1,968	604
Gross deferred tax assets	70,630	64,733
Less valuation allowance	(6,762)	(5,753)
Total deferred tax assets	63,868	58,980
Net deferred tax liabilities	$(42,850)	$(26,056)
The deferred tax assets include $7,156 and $6,175 related to state net operating loss carry-forwards which expire between fiscal year 2015 and fiscal year 2034, and $0 and $391 related to foreign net operating loss carry-forwards at June 28, 2014 and June 29, 2013, respectively.
We recognize a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowance of $6,762 at June 28, 2014 and $5,753 at June 29, 2013, respectively, relates to net operating loss and capital loss carry-forwards. The valuation allowance increased by $1,012 during fiscal year 2014.
We have no foreign tax credit carry-forwards as of June 28, 2014.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $56,414 and $57,300 as of June 28, 2014 and June 29, 2013, respectively. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries. It is not practicable to estimate the amount of tax that may be payable upon distribution.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Net tax-related interest and penalties in fiscal year 2014 were $351 and were immaterial for fiscal years 2013 and 2012. As of June 28, 2014 and June 29, 2013, we had $2,061 and $1,620, respectively, of accrued interest and penalties related to uncertain tax positions, of which $1,704 and $1,353 would favorably affect our effective tax rate in any future periods, if the positions are effectively settled in our favor.
We file income tax returns in the United States, Canada and multiple state jurisdictions. We have substantially concluded all U.S. Federal income tax examinations through fiscal year 2010 and all Canadian income tax examinations through fiscal year 2004. The Canadian Revenue Agency (CRA) raised assessments for fiscal years 2005 to 2007 to which we have objected. The issue for these years is currently under review by the U.S. and Canadian competent authority divisions. With few exceptions, we are no longer subject to state and local income tax examinations prior to fiscal year 2009.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal Years	2014	2013
Beginning balance	$9,338	$11,328
Tax positions related to current year:
Gross increase	1,196	1,550
Gross decrease	—	—
Tax positions related to prior years:
Gross increase	1,090	170
Gross decrease	(152)	(161)
Settlements	(114)	(2,147)
Lapses in statutes of limitations	(532)	(1,402)
Ending balance	$10,826	$9,338
As of June 28, 2014 and June 29, 2013, the total amount of unrecognized tax benefits that would favorably affect the effective tax rate, if recognized was $2,340 and $2,665. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
13. Employee Benefit Plans
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
Annual benefits under the Supplemental Executive Retirement Plan ("SERP") are based on years of service and individual compensation near retirement. We have purchased life insurance contracts and other investments that could be used to fund the retirement benefits under this plan. The value of these insurance contracts and investments as of June 28, 2014 and June 29, 2013 were $11,579 and $10,796, respectively, and are included in the "Other noncurrent assets" line item in the Consolidated Balance Sheets.
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
Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in "Accumulated other comprehensive income" in our Consolidated Balance Sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur.
The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2015 is $2,406 which is related primarily to net actuarial losses.

Obligations and Funded Status at June 28, 2014 and June 29, 2013

	Pension Plan		SERP
	2014	2013	2014	2013
Change in benefit obligation:
Projected benefit obligation, beginning of year	$76,758	$88,029	$15,548	$17,576
Interest cost	3,968	3,738	758	688
Actuarial loss/(gain)	12,799	(12,852)	2,138	(2,057)
Benefits paid	(2,274)	(2,157)	(834)	(659)
Projected benefit obligation, end of year	$91,251	$76,758	$17,610	$15,548
Change in plan assets:
Fair value of plan assets, beginning of year	$64,599	$53,792	$—	$—
Actual return on plan assets	11,240	4,881	—	—
Employer contributions	2,420	8,083	834	659
Benefits paid	(2,274)	(2,157)	(834)	(659)
Fair value of plan assets, end of year	$75,985	$64,599	$—	$—
Funded status-net amount recognized	$(15,266)	$(12,159)	$(17,610)	$(15,548)
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plan		SERP
	2014	2013	2014	2013
Accrued benefit liability	$(15,266)	$(12,159)	$(17,610)	$(15,548)
Net amount recognized	$(15,266)	$(12,159)	$(17,610)	$(15,548)

	Pension Plan		SERP
	2014	2013	2014	2013
Accumulated other comprehensive loss/(gain) related to:
Unrecognized net actuarial losses/(gains)	$4,560	$(16,817)	$1,995	$(2,458)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $91,251, $91,251 and $75,985, respectively, as of June 28, 2014 and $76,758, $76,758 and $64,599, respectively, as of June 29, 2013. No pension plans had plan assets in excess of accumulated benefit obligations at June 28, 2014 or June 29, 2013.
Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2014	2013	2012	2014	2013	2012
Interest cost	$3,968	$3,738	$3,807	$758	$688	$774
Expected return on assets	(4,638)	(4,227)	(3,905)	—	—	—
Amortization of net loss	1,636	3,312	1,482	143	401	92
Net periodic benefit cost	$966	$2,823	$1,384	$901	$1,089	$866
Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at June 28, 2014 and June 29, 2013:

	Pension Plan		SERP
	2014	2013	2014	2013
Discount rate	4.50%	5.25%	4.30%	5.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the years ended June 28, 2014 and June 29, 2013:

	Pension Plan		SERP
	2014	2013	2014	2013
Discount rate	5.25%	4.30%	5.00%	4.00%
Expected return on plan assets	7.25	7.50	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Plan Assets
The asset allocations in the pension plan at June 28, 2014 and June 29, 2013 are as follows:

	Target Asset Allocations	Actual Asset Allocations
	2014	2014	2013
International equity	8.0%	6.8%	13.6%
Large cap equity	26.0	25.9	31.2
Small cap equity	5.0	4.8	8.1
Absolute return strategy funds	16.0	15.3	15.8
Fixed income	45.0	47.0	22.9
Long/short equity fund	—	0.2	8.4
Total	100%	100%	100%
Our retirement committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation and investment goals of the pension portfolio. This resulted in the selection of 6.50% expected return on plan assets for fiscal year 2015 and 7.25% expected return on plan assets for fiscal year 2014. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, hedge funds and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
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
Common and Preferred Stock, U.S. Government Securities, Corporate Debt and Registered Investment Companies: Investments are valued at the closing price reported on the active market on which the individual securities are traded.
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
The following table presents the pension plan investments using the fair value hierarchy discussed in Note 5, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements, as of June 28, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$1,688	$—	$—	$1,688
Receivables	243	—	—	243
Common/collective trusts	—	3,611	167	3,778
U.S. Government securities	5,465	1,435	—	6,900
Corporate debt	—	27,065	—	27,065
Registered investment companies	36,311	—	—	36,311
Total	$43,707	$32,111	$167	$75,985
The following table presents the pension plan investments using the fair value hierarchy discussed in Note 5, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements, as of June 29, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$776	$—	$—	$776
Receivable from common/collective trusts	1,744	—	—	1,744
Common stock	—	—	—	—
Common/collective trusts	—	5,244	4,093	9,337
Registered investment companies	52,742	—	—	52,742
Total	$55,262	$5,244	$4,093	$64,599
The following table presents a reconciliation of Level 3 assets held during the years ended June 28, 2014 and June 29, 2013:

	2014	2013
Balance at beginning of the year	$4,093	$12,132
Realized gains	(828)	(708)
Net unrealized gains	217	736
Net purchases, issuances and settlements	(3,315)	(8,067)
Balance at end of the year	$167	$4,093
We expect to contribute $1,660 to our pension plan and $796 to the SERP in fiscal year 2015.
Future changes in plan asset returns, assumed discount rates and various other factors related to our pension plan will impact our future pension expense and liabilities. We cannot predict the impact of these changes in the future and any changes may have a material impact on our results of operations and financial position.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP
2015	$2,358	$795
2016	2,515	820
2017	2,739	868
2018	3,022	940
2019	3,295	986
2020 to 2024	20,556	5,413
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
The risks of participating in U.S. MEPPs are different from single-employer pension plans in the following aspects:

•	Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If we stop participating in some of the MEPPs, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
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
Central States Southeast and Southwest Areas Pension Fund
Beginning in fiscal year 2012, we commenced negotiations to discontinue our participation in the Central States Fund. We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. Specifically, we partially withdrew from the Central States Fund in calendar year 2012, and in the third quarter of fiscal year 2012, we recorded a pretax charge of $24,004. This charge included the discounted actuarial value of the total estimated withdrawal liability, incentives for union participants and other related costs that had been incurred. We finalized our withdrawal in calendar year 2013, which resulted in the union sending us updated information related to our withdrawal liability. As a result, we recorded an additional withdrawal liability of $1,000 in the fourth quarter of fiscal year 2013. As of June 29, 2013 we had recorded an aggregate discounted estimated withdrawal liability of $21,700. We intended to make total payments of $32,400 over a 20 year period.
On September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56,000 payable over 20 years, or $35,100 on an estimated discounted present value basis.
We do not agree with the Central States Fund's payment demands and plan to vigorously contest this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. We subsequently filed our arbitration demand. As part of these arbitration proceedings, we plan to contest the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity because any increase in payments would be spread over a 20 year period.

Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we have assumed aggregate payments of $34,500 over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23,500. This amount represents our best estimate of our aggregate withdrawal liability as of June 28, 2014. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $113 of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1,687 in the first quarter of fiscal year 2014. Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the fiscal year 2014, we made total payments related to our withdrawal liability of $2,334 to the Central States Fund.
Other United States MEPPs
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs, for which we had not previously recorded any withdrawal liabilities. Based on progress in the negotiations and our intentions, we have determined that it is probable that we will withdraw from the plans. Accordingly, we have recorded a pretax charge of $8,167. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. However, any potential changes are not expected to have a material impact on our results of operation or financial condition. As of June 28, 2014, we had concluded negotiations with two of the four MEPPs and expect to finalize negotiations with the remaining two in fiscal 2015. Upon conclusion of negotiations and exit from these plans, we will no longer participate in any United States MEPPs.
Contributions to all MEPPs totaled $509, $779 and $1,282 in fiscal years 2014, 2013 and 2012, respectively.
Canadian MEPPs
Our Canadian subsidiaries participate in three multi-employer retirement funds known as the Ontario United Food and Commercial Workers Pension Plan, the Ontario Teamsters Multi Local Pension Trust Fund and the Regime Complementaire de Retrait De L'Industry du Camionnage (Region de Montreal) (the Quebec plan), collectively referred to as the Canadian MEPPs. Plan information for the Canadian MEPPs is not publicly available. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For the Ontario plans, in the event that the plans are underfunded, the monthly benefit amount can be reduced by the trustees of the plan and G&K Services is not responsible for the underfunded status of the plan, which operates in a jurisdiction that does not require withdrawing employers to pay a withdrawal liability or other penalty. For the Quebec plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to G&K's exposure to the Quebec plan, the most recent actuarial valuation as of December 31, 2010 indicates a surplus of approximately 14.5%. The collective bargaining agreements require contributions on the basis of hours worked. Total contributions to the Canadian MEPPs were $805, $823 and $787 in fiscal years 2014, 2013 and 2012, respectively.
401(k) Plan
All full-time non-union and certain union, U.S. employees are eligible to participate in a 401(k) plan. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Participants receive a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant’s contributed pay. The matching contributions under the 401(k) plan vest immediately. We incurred matching contribution expense of $5,310, $5,236 and $4,844 in fiscal years 2014, 2013 and 2012, respectively.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan ("DEFCO Plan"), we match a portion of designated employees' contributions. Employee contributions along with the company match are invested, at the employees' direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Eligible participants receive a matching contribution of 50% of the first 10% of the participant's contributed pay plus an additional 2.5% of the participant's eligible pay. Our expense associated with the DEFCO Plan was $1,167, $1,169 and $1,191 in fiscal years 2014, 2013 and 2012, respectively. The accumulated benefit obligation of $32,667 as of June 28, 2014 has been split between "Other noncurrent liabilities" and "Compensation and employee benefits" and $26,775 as of June 29, 2013 is included in "Other noncurrent liabilities" in the accompanying Consolidated Balance Sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are split between "Other current assets" and "Other noncurrent assets" in the accompanying Consolidated Balance Sheets. Offsetting unrealized gains and losses are included in income on a current basis. At June 28, 2014 and June 29, 2013, the estimated fair value of the investments was $32,667 and $26,775, respectively.
14. Commitments and Contingencies
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.
Environmental Matters
From time-to-time, we are involved in environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties. As of June 28, 2014 and June 29, 2013, we had reserves of approximately $900 and $1,700 respectively, related to these matters. There was $371 of expense for these matters for fiscal year 2014 and $330 expense for fiscal year 2013.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and a Notice of Violation to another. Audits of six other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
Leases
We lease certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.
The following is a schedule as of June 28, 2014 of future minimum base rental payments for operating leases that had initial or remaining lease terms in excess of one year:

Operating Leases
2015	$22,326
2016	18,621
2017	14,705
2018	9,782
2019	7,641
2020 to 2024	11,127
Total minimum lease payments	$84,202
Total rent expense for operating leases, including those with terms of less than one year, was $31,677 in fiscal year 2014, $30,858 in fiscal year 2013 and $31,708 in fiscal year 2012.
15. Segment Information
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
Financial information by segment is as follows:

	United States	Canada	Elimination	Total
2014
Revenues	$752,802	$148,067	$—	$900,869
Income from continuing operations	79,290	16,825	—	96,115
Interest expense	6,320	—	—	6,320
Total assets	859,474	170,775	(106,730)	923,519
Capital expenditures-net	29,053	3,723	—	32,776
Depreciation and amortization expense	26,743	4,134	—	30,877
Provision for income taxes	28,684	5,046	—	33,730
2013
Revenues	$711,172	$154,846	$—	$866,018
Income from continuing operations	66,144	17,861	—	84,005
Interest expense	4,853	—	—	4,853
Total assets	831,860	161,675	(96,249)	897,286
Capital expenditures-net	31,113	4,411	—	35,524
Depreciation and amortization expense	27,050	5,125	—	32,175
Provision for income taxes	24,342	4,304	—	28,646
2012
Revenues	$678,178	$150,775	$—	$828,953
Income from continuing operations	26,592	16,114	—	42,706
Interest expense	6,048	—	—	6,048
Total assets	803,388	151,783	(81,440)	873,731
Capital expenditures-net	26,056	7,970	—	34,026
Depreciation and amortization expense	28,738	5,245	—	33,983
Provision for income taxes	2,494	9,677	—	12,171

G&K Services, Inc.
Schedule II – Valuation and Qualifying Accounts and Reserves
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
June 28, 2014	$3,135	$1,980	$—	$1,418	$3,697
June 29, 2013	$2,666	$1,932	$—	$1,463	$3,135
June 30, 2012	$3,066	$1,490	$—	$1,890	$2,666

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act as of June 28, 2014.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is made to information with respect to our Proxy Statement for the fiscal year 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to information with respect to our Proxy Statement for the fiscal year 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to information with respect to our Proxy Statement for the fiscal year 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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
10(e) Form of Executive Employment Agreement between Registrant and Douglas Milroy, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007).**
10(f) Restated Equity Incentive Plan (2013) (incorporated by reference to Registrant's Form S-8 filed December 5, 2013).**
10(g) Second Amended and Restated Loan Agreement, dated September 29, 2010 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and SunTrust Bank (incorporated herein by reference to Registrant’s Form 8-K filed on December 4, 2010).
10(h) Amendment No. 1, to the Second Amended and Restated Loan Agreement dated September 28, 2011 among G&K Services, Inc., as initial servicer, G&K Receivables Corp., as borrower, Three Pillars Funding LLC, as lender, SunTrust Robinson Humphrey, Inc., as administrator, and SunTrust Bank, as LC Issuer (incorporated herein by reference to Registrant’s Form 8-K filed on September 30, 2011).
10(i) Amendment No. 2 to the Second Amended and Restated Loan Agreement, dated May 22, 2012 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and SunTrust Bank (incorporated herein by reference to Registrant’s Form 8-K filed on May 24, 2012).
10(j) Amendment No. 3 to the Second Amended and Restated Loan Agreement dated September 27, 2013 among G&K Services, Inc., as initial servicer, G&K Receivables Corp., as borrower, SunTrust Bank, as lender and LC issuer, and SunTrust Robinson Humphrey, Inc., as administrator (incorporated herein by reference to Registrant's Form 8-K filed on September 30, 2013).
10(k) Form of Executive Employment Agreement between Registrant and Timothy N. Curran dated October 23, 2008 (incorporated herein by reference to the Registrant’s exhibit 10.1 Form 8-K filed on October 29, 2008).**
10(l) Form of Amended Executive Employment Agreement between Registrant and each of Timothy N. Curran and Douglas A. Milroy dated April 10, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed April 14, 2009). **

10(m) Form of Amended Executive Employment Agreement between Registrant and Douglas A. Milroy, dated May 7, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed May 13, 2009). **
10(n) Amendment to G&K Services Executive Employment Agreement, effective August 23, 2012, between G&K Services, Inc. and Douglas A. Milroy (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-Q filed on November 2, 2012).**
10(o) Credit Agreement, dated March 7, 2012, by and among the Registrant, G&K Services Canada Inc., JPMorgan Chase Bank, N.A. and various lenders (incorporated herein by reference to the Registrant’s Exhibit 10.1 Form 8-K filed March 12, 2012).
10(p) First Amendment dated April 12, 2013 to Credit Agreement dated March 7, 2012 (incorporated herein by reference to Exhibit 10.2 of Registrant's Current Report in Form 8-K filed on April 16, 2013).
10(q) Amendment No. 2 dated March 31, 2014 to Credit Agreement dated March 7, 2012 (incorporated herein by reference to Registrant's Exhibit 10.1 in Form 8-K filed on April 1, 2014).
10(r) Terms of Non-Qualified Employee Stock Option for CEO (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**
10(s) Form of Terms of Employee Restricted Stock Grant (5-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(t) Form of Terms of Employee Restricted Stock Grant Revised August 2012 (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q filed on February 1, 2013).**
10(u) Form of Terms of Non-Qualified Employee Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(v) Form of Terms of Non-Qualified Employee Stock Options Revised August 2012 (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-Q filed on February 1, 2013).**
10(w) Form of Terms of Non-Qualified Non-employee Director Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(x) Form of Terms of Non-employee Director Non-Qualified Stock Option Grant for use on or after January 1, 2015 (3-year vest). *
10(y) Form of Terms of Non-Qualified Non-employee Director Stock Option (1-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(z) Form of Terms of Non-employee Director Restricted Stock Grant (3-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010).**
10(aa) Form of Terms of Non-employee Director Restricted Stock Grant for use on or after January 1, 2015 (3-year lapse of restrictions). *
10(bb) Supplemental Executive Retirement Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**
10(cc) Executive Deferred Compensation Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010).**
10(dd) Loan agreement dated April 15, 2013 among G&K Services, Inc. and various institutional investors (incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 16, 2013).
10(ee) Terms of CEO Performance Vested Employee Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q filed on November 2, 2012).**
10(ff) Terms of CEO Dividend Equivalent Performance Unit Retention Grant (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K filed on August 27, 2013).**
10(gg) Terms of CFO Restricted Stock Award. *
21 Subsidiaries of G&K Services, Inc. *
23.1 Consent of Independent Registered Public Accounting Firm, KPMG LLP. *

23.2 Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP. *
24 Power of Attorney dated as of August 21, 2014. *
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101 Financial statements from the annual report on Form 10-K of G&K Services, Inc. for the year ended June 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*
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

Date: August 21, 2014	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Douglas A. Milroy
Douglas A. Milroy, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 21st day of August, 2014, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Douglas A. Milroy	Chief Executive Officer (Principal Executive Officer) and Director
Douglas A. Milroy

*	Director
John S. Bronson

*	Director
Lynn Crump-Caine

*	Director
J. Patrick Doyle

*	Director
Wayne M. Fortun

*	Director
Thomas R. Greco

*	Director
Ernest J. Mrozek

*	Chairman of the Board and Director
M. Lenny Pippin

*	Director
Alice M. Richter

/s/ Tracy C. Jokinen	Chief Financial Officer
Tracy C. Jokinen

/s/ Thomas J. Dietz	Vice President and Controller
Thomas J. Dietz

* By:	/s/ Douglas A. Milroy
Douglas A. Milroy
Attorney-in-fact