Form 10-Q
period 2014-09-27
G&K SERVICES INC
filed 2014-10-28
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
October 23, 2014 was 19,928,859 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 27, 2014	June 28, 2014
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,677	$37,118
Accounts receivable, less allowance for doubtful accounts of $4,454 and $3,697	99,416	100,193
Inventory	38,503	38,423
Merchandise in service	126,927	124,111
Other current assets	24,144	27,250
Total current assets	327,667	327,095
Property, plant and equipment, less accumulated depreciation of $371,733 and $368,672	202,249	201,382
Goodwill	330,633	333,214
Other assets	61,622	61,828
Total assets	$922,171	$923,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$45,758	$44,600
Accrued expenses and other current liabilities	64,013	72,640
Deferred income taxes	26,164	26,306
Current maturities of long-term debt	621	792
Total current liabilities	136,556	144,338
Long-term debt, net of current maturities	269,132	266,230
Deferred income taxes	17,660	17,214
Other noncurrent liabilities	120,523	121,693
Total liabilities	543,871	549,475
Stockholders' Equity
Common stock, $0.50 par value	9,960	9,956
Additional paid-in capital	65,465	62,864
Retained earnings	303,815	297,237
Accumulated other comprehensive income (loss)	(940)	3,987
Total stockholders' equity	378,300	374,044
Total liabilities and stockholders' equity	$922,171	$923,519
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 27, 2014	September 28, 2013
(In thousands, except per share data)
Rental and direct sale revenue	$230,242	$220,223
Operating Expenses
Cost of rental and direct sale revenue	151,452	144,505
Pension withdrawal and associated expenses	—	1,687
Selling and administrative	51,940	50,462
Total operating expenses	203,392	196,654
Income from Continuing Operations	26,850	23,569
Interest expense	1,795	1,581
Income from Continuing Operations before Income Taxes	25,055	21,988
Provision for income taxes	8,687	8,378
Net Income from Continuing Operations	16,368	13,610
Net income from discontinued operations	—	211
Net Income	$16,368	$13,821

Basic Earnings per Common Share:
From continuing operations	$0.82	$0.69
From discontinued operations	$—	$0.01
Basic earnings per share	$0.82	$0.70

Diluted Earnings per Common Share:
From continuing operations	$0.81	$0.68
From discontinued operations	$—	$0.01
Diluted earnings per share	$0.81	$0.69

Weighted average number of shares outstanding, basic	19,628	19,429
Weighted average number of shares outstanding, diluted	19,999	19,836

Dividends Declared per Share	$0.31	$0.27
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 27, 2014	September 28, 2013
(In thousands)
Net income	$16,368	$13,821
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,370)	2,810
Amortization of actuarial loss on pension benefit obligations	609	453
Derivative financial instruments loss recognized	(9)	(174)
Derivative financial instruments loss reclassified	138	129
Other comprehensive income (loss) before income taxes	(5,632)	3,218
Income tax expense (benefit)	(705)	279
Other comprehensive income (loss), net of taxes	(4,927)	2,939
Total comprehensive income	$11,441	$16,760
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance June 28, 2014	19,912	$9,956	$62,864	$297,237	$3,987	$374,044
Total comprehensive income	—	—	—	16,368	(4,927)	11,441
Issuance of common stock from exercise of stock options, net of income tax	52	26	1,302	—	—	1,328
Issuance of restricted stock, net	49	25	(25)	—	—	—
Equity based compensation	—	—	1,773	—	—	1,773
Shares associated with tax withholdings under our employee equity incentive plan	(28)	(14)	(1,548)	—	—	(1,562)
Share repurchase program	(65)	(33)	—	(3,608)	—	(3,641)
Tax benefit related to equity based compensation	—	—	1,099	—	—	1,099
Cash dividends ($0.31 per share)	—	—	—	(6,182)	—	(6,182)
Balance September 27, 2014	19,920	$9,960	$65,465	$303,815	$(940)	$378,300
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 27, 2014	September 28, 2013
(In thousands)
Operating Activities:
Net income	$16,368	$13,821
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	7,891	7,631
Deferred income taxes	1,224	(2,022)
Share-based compensation	1,773	1,851
Changes in current operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(70)	(4,332)
Inventory and merchandise in service	(3,535)	(5,249)
Accounts payable	4,222	1,523
Other current assets and liabilities	(5,299)	(12,562)
Other	(791)	793
Net cash provided by operating activities	21,783	1,454
Investing Activities:
Capital expenditures	(12,498)	(6,390)
Net cash used for investing activities	(12,498)	(6,390)
Financing Activities:
Repayments of long-term debt	(339)	(18)
Repayments of revolving credit facilities, net	3,075	6,600
Cash dividends paid	(6,182)	(5,312)
Net issuance of common stock, under stock option plans	1,328	2,453
Repurchase of common stock	(3,641)	(2,183)
Shares associated with tax withholdings under our equity incentive plans	(1,562)	(1,287)
Excess tax benefit from share-based compensation	1,099	1,141
Net cash (used for) provided by financing activities	(6,222)	1,394
Effect of Exchange Rates on Cash	(1,504)	539
Increase in Cash and Cash Equivalents	1,559	(3,003)
Cash and Cash Equivalents:
Beginning of period	37,118	38,590
End of period	$38,677	$35,587

Supplemental Cash Flow Information:
Cash paid for -
Interest	$333	$331
Income taxes	$720	$10,687
Supplemental Non-cash Investing Information:
Capital expenditures included in accounts payable	$500	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 ("fiscal 2014"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of September 27, 2014, and the results of our operations for the three months ended September 27, 2014 and September 28, 2013 and our cash flows for the three months ended September 27, 2014 and September 28, 2013.
The results of operations for the three month periods ended September 27, 2014 and September 28, 2013 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2014 Annual Report on Form 10-K.
2. Contingent Liabilities
Environmental Matters
From time-to-time, we are involved in environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties. As of September 27, 2014 and June 28, 2014, we had reserves of approximately $1,000 and $900, respectively, related to these matters. There was $205 and $283 of expense for these matters for the three months ended September 27, 2014 and September 28, 2013, respectively.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and a Notice of Violation to two others. Audits of six other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund.
3. New Accounting Pronouncements
In July 2013, the FASB issued updated guidance to address the presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. Specifically, the new guidance requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. Our adoption of this guidance in the first quarter of fiscal year 2015 did not have a material impact on our results of operations, financial position or cash flows.
In May 2014, the FASB issued updated guidance to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.

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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first quarter of fiscal years 2014 or 2015.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of September 27, 2014 and June 28, 2014:

	As of September 27, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,787	$—	$3,787
Equity and fixed income mutual funds	29,712	—	29,712
Cash surrender value of life insurance policies	—	14,286	14,286
Total assets	$33,499	$14,286	$47,785
Accrued expenses:
Derivative financial instruments	$—	$746	$746
Total liabilities	$—	$746	$746

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,309	$—	$3,309
Equity and fixed income mutual funds	29,358	—	29,358
Cash surrender value of life insurance policies	—	14,287	14,287
Total assets	$32,667	$14,287	$46,954
Accrued expenses:
Derivative financial instruments	$—	$930	$930
Total liabilities	$—	$930	$930
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the Company's non-qualified deferred compensation plan.

The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of September 27, 2014 and June 28, 2014:

	As of September 27, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$38,677	$—	$38,677
Total assets	$38,677	$—	$38,677
Current maturities of long-term debt	$—	$621	$621
Long-term debt, net of current maturities	$—	$266,178	$266,178
Total liabilities	$—	$266,799	$266,799

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$37,118	$—	$37,118
Total assets	$37,118	$—	$37,118
Current maturities of long-term debt	$—	$792	$792
Long-term debt, net of current maturities	—	263,191	263,191
Total liabilities	$—	$263,983	$263,983
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
Approximately 44% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at September 27, 2014.
As of September 27, 2014 and June 28, 2014, we had $746 and $930, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $1,132 net gain deferred in accumulated other comprehensive income as of September 27, 2014, a $202 loss is expected to be reclassified to interest expense in the next 12 months.
As of September 27, 2014 and June 28, 2014, all derivative financial instruments were designated as hedging instruments.
As of September 27, 2014, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate ("LIBOR"), all of which mature in the next 12 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of September 27, 2014. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

6. Income Taxes
Our effective tax rate decreased to 34.7% in the three months ended September 27, 2014 from 38.1% in the three months ended September 28, 2013. The current period tax rate is lower than the prior year period due to the expiration of certain tax statutes in the current quarter.
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
The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended
	September 27, 2014	September 28, 2013
Net income from continuing operations	$16,368	$13,610
Less: Income allocable to participating securities	(233)	(181)
Net income from continuing operations available to common stockholders	$16,135	$13,429
Net income from discontinued operations	—	211
Net income available to common stockholders	$16,135	$13,640
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,628	19,429
Basic earnings per common share:
From continuing operations	$0.82	$0.69
From discontinued operations	$—	$0.01
Basic earnings per share	$0.82	$0.70
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,628	19,429
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	371	407
Weighted average shares outstanding, diluted	19,999	19,836
Diluted earnings per common share:
From continuing operations	$0.81	$0.68
From discontinued operations	$—	$0.01
Diluted earnings per share	$0.81	$0.69
We excluded potential common shares related to our outstanding equity compensation grants of 246,000 and 94,000 for the three months ended September 27, 2014 and September 28, 2013, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

8. Inventory and Merchandise In Service
The components of inventory as of September 27, 2014 and June 28, 2014 are as follows:

	September 27, 2014	June 28, 2014
Raw Materials	$8,612	$7,952
Work in Process	1,209	1,279
Finished Goods	28,682	29,192
Total Inventory	$38,503	$38,423
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain merchandise in service assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $2,273, net income by $1,435 and basic and diluted earnings per common share by $0.07 for the three months ended September 28, 2013, respectively. The effect of the change in estimate is not material for the three months ended September 27, 2014.
9. Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 28, 2014	$270,045	$63,169	$333,214
Foreign currency translation and other	—	(2,581)	(2,581)
Balance as of September 27, 2014	$270,045	$60,588	$330,633
10. Long-Term Debt
Long-term debt as of September 27, 2014 and June 28, 2014 consists of the following:

	September 27, 2014	June 28, 2014
Borrowings under $250M Revolver	$69,000	$65,925
Borrowings under $75M Variable Rate Notes	75,000	75,000
Borrowings under $50M A/R Line	25,075	25,075
Borrowings under $100M Fixed Rate Notes	100,000	100,000
Capital leases and other	678	1,022
	269,753	267,022
Less current maturities	(621)	(792)
Total long-term debt	$269,132	$266,230
We have a $250,000, unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted London Interbank Offered Rate ("LIBOR") for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio.
As of September 27, 2014, there was $69,000 outstanding under this facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50,000 in letters of credit. As of September 27, 2014, letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of September 27, 2014, there is a fee of 0.20% of the unused daily balance of this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 27, 2014:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.12
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	21.34
Minimum Net Worth	$358,999	$378,300
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of September 27, 2014 under this facility bear interest at a weighted average effective rate of 1.38%.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of our outstanding $75,000 variable rate unsecured private placement notes. On March 31, 2014, we amended the facility to reduce the minimum net worth covenant to be consistent with the calculation for the $75,000 variable rate unsecured private placement notes.
We have $75,000 of variable rate unsecured private placement notes bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 27, 2014, the outstanding balance of the notes was $75,000 at an effective interest rate of 0.83%. We currently plan to repay these notes on their maturity date using borrowings from our $250M Revolver, which matures on March 7, 2017, so we continue to classify the $75,000 as long-term debt in the Condensed Consolidated Balance Sheets.
We maintain a $50,000 accounts receivable securitization facility, which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of September 27, 2014, there was $25,075 outstanding under this securitization facility and there were $24,925 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of September 27, 2014 under this facility bear interest at an average effective interest rate of 0.90%.
We have $100,000 of fixed rate unsecured senior notes with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of September 27, 2014, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 5, "Derivative Financial Instruments," of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

11. Other Assets and Other Noncurrent Liabilities
Other assets as of September 27, 2014 and June 28, 2014 included the following:

	September 27, 2014	June 28, 2014
Executive deferred compensation plan assets	$33,499	$32,667
Cash surrender value of life insurance policies	14,286	14,287
Customer contracts and non-competition agreements, net	5,905	6,448
Other assets	10,424	10,603
Less portion classified as current assets	(2,492)	(2,177)
Total other assets	$61,622	$61,828
Customer contracts and non-competition agreements are as follows:

	September 27, 2014	June 28, 2014
Customer contracts and non-competition agreements	$21,375	$23,838
Accumulated amortization	(15,470)	(17,390)
Net	$5,905	$6,448
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $563 and $772 for the three months ended September 27, 2014 and September 28, 2013, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 27, 2014 is as follows:

2015 remaining	$1,376
2016	1,391
2017	1,192
2018	410
2019	176
2020	164
Other noncurrent liabilities as of September 27, 2014 and June 28, 2014 included the following:

	September 27, 2014	June 28, 2014
Multi-employer pension withdrawal liability	$28,068	$28,516
Pension plan liability	15,078	15,422
Executive deferred compensation plan liability	30,860	30,584
Supplemental executive retirement plan liability	16,765	16,814
Accrued income taxes	11,277	12,043
Workers' compensation liability	14,544	14,837
Other liabilities	3,931	3,477
Total other noncurrent liabilities	$120,523	$121,693
12. Share-Based Compensation
We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, canceled, expire or restrictions lapse, we recognize adjustments to income tax expense or additional paid-in capital. Total compensation expense related to share-based awards was $1,773 and $1,851 for the three months ended September 27,

2014 and September 28, 2013, respectively. The number of options exercised and restricted stock vested since June 28, 2014, was 136,000 shares.
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
13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and SERP plans for all participants.
The components of net periodic pension cost for these plans for the three months ended September 27, 2014 and September 28, 2013 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest cost	$1,012	$992	$185	$189
Expected return on assets	(1,226)	(1,159)	—	—
Amortization of net loss	504	409	98	36
Net periodic pension cost	$290	$242	$283	$225
During the first quarter of fiscal year 2015, we contributed approximately $145 to the pension plan.
Multi-Employer Pension Plans
Historically, we participated in a number of union sponsored, collectively bargained multi-employer pension plans ("MEPPs"). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs.
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
Central States Southeast and Southwest Areas Pension Fund
Beginning in fiscal year 2012, we commenced negotiations to discontinue our participation in the Central States Southeast and Southwest Areas Pension Fund ("Central States Fund"). We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. Specifically, we partially withdrew from the Central States Fund in calendar year 2012. We finalized our withdrawal in calendar year 2013, which resulted in the union sending us updated information related to our withdrawal liability.
On September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56,000 payable over 20 years, or $35,100 on an estimated discounted present value basis. We do not agree with the Central States Fund's payment demands and are vigorously contesting this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. We subsequently filed our arbitration demand. As part of these arbitration proceedings, we are likewise contesting the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity because any increase in payments would be spread over a 20 year period.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we assumed aggregate payments of $34,500 over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23,500. This amount represents our best estimate of our aggregate withdrawal liability as of September 27, 2014. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $113 of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1,687 in the three months ended September 28, 2013. Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the three months ended September 27, 2014 and September 28, 2013, we made total payments related to our withdrawal liability of $700 and $0, respectively, to the Central States Fund.
Other United States MEPPs
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs, for which we had not previously recorded any withdrawal liabilities. Based on progress in the negotiations and our intentions, we determined that it was probable that we would withdraw from the plans. Accordingly, we recorded a pretax charge of $8,167 in the third quarter of fiscal year 2014. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. As of September 27, 2014, we had concluded negotiations with all but one of the union locals and are in the process of finalizing our withdrawal from three of the four remaining MEPPs. We expect to finalize withdrawal from the remaining MEPP later in fiscal year 2015. Upon conclusion of negotiations and exit from these plans, we will no longer participate in any United States MEPPs.
While we have reached agreement to exit from three of these MEPPs to date, we have received a formal demand notice from only one of the funds. As such, our estimated withdrawal liability was based on previous information received from the funds. The ultimate amount of the withdrawal assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates and financial difficulty of other participating employers in the plans. We recently became aware that the National Retirement Fund, one of the MEPPs we have withdrawn from, changed certain assumptions, which may have increased the underfunded liability of the plan. Given the complexities in determining our withdrawal liability, and the lack of information available to us, we are unable to estimate the impact, if any, this may have on our withdrawal liability. However, it is reasonably possible it may have a material impact on our results of operations. If the ultimate assessment includes a material change with which we disagree, we intend to contest the assessment using all available means.
14. Segment Information
We have two operating segments, United States (includes our Dominican Republic operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three months ended September 27, 2014, and for the same period of the prior fiscal year, no single customer's transactions accounted for more than 2.0% of our total revenues. Substantially all of our customers are in the United States and Canada.
We evaluate performance based on income from operations. Financial information by segment for the three month periods ended September 27, 2014 and September 28, 2013 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
September 27, 2014
Revenues	$194,397	$35,845	$—	$230,242
Income from continuing operations	22,806	4,044	—	26,850
Total assets	867,757	164,244	(109,830)	922,171
Depreciation and amortization expense	6,895	996	—	7,891
September 28, 2013
Revenues	$184,202	$36,021	$—	$220,223
Income from continuing operations	20,640	2,929	—	23,569
Total assets	842,207	164,095	(98,060)	908,242
Depreciation and amortization expense	6,529	1,102	—	7,631

15. Share Repurchase
As of September 27, 2014, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. Under this repurchase program, we repurchased 65,200 shares in open market transactions totaling $3,641 for the three months ended September 27, 2014 and 40,219 shares totaling $2,183 for the three months ended September 28, 2013. As of September 27, 2014, we had $42,523 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended September 27, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Other comprehensive loss before reclassifications	(5,388)	—	(5)	(5,393)
Reclassifications from net accumulated other comprehensive income	—	381	85	466
Net current period other comprehensive income (loss)	(5,388)	381	80	(4,927)
Accumulated other comprehensive income (loss) at September 27, 2014	$17,294	$(19,367)	$1,133	$(940)

	Three Months Ended September 28, 2013
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 29, 2013	$24,093	$(15,650)	$946	$9,389
Other comprehensive income (loss) before reclassifications	2,684	—	(109)	2,575
Reclassifications from net accumulated other comprehensive income	—	283	81	364
Net current period other comprehensive income (loss)	2,684	283	(28)	2,939
Accumulated other comprehensive income (loss) at September 28, 2013	$26,777	$(15,367)	$918	$12,328
Amounts reclassified from accumulated other comprehensive income for the three months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended
	September 27, 2014	September 28, 2013
Losses on derivative financial instruments:
Interest rate swap contracts	$138	$129	(a)
Tax benefit	(53)	(48)
Total, net of tax	85	81
Pension benefit liabilities:
Amortization of net loss	609	453	(b)
Tax benefit	(228)	(170)
Total, net of tax	381	283
Total amounts reclassified, net of tax	$466	$364

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

17. Discontinued Operations
Discontinued operations include the operating results and other adjustments related to our Direct Sale Program business ("Program Business") and Ireland business ("Ireland Business"), both of which had previously been included in our United States operating segment. We previously concluded that both the Program Business and Ireland Business met the requirements to be presented as discontinued operations. Accordingly, the results of these operations have been reclassified to discontinued operations for all periods presented on the Condensed Consolidated Statements of Operations. Summarized financial information for discontinued operations is shown below:

	Three Months Ended
	September 27, 2014	September 28, 2013
Rental and direct sale revenue from discontinued operations	$—	$9,070
Income before income taxes	—	361

Income, net of tax	—	211
Loss on sale and other adjustments, net of tax	—	—
Net income from discontinued operations	$—	$211

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
Beginning in fiscal year 2010, we made broad-based improvements to our business, by pursuing a strategy which included four key elements: focusing on customer satisfaction; improving day-to-day execution; increasing our focus on cost management; and addressing underperforming locations and assets. Executing this strategy has led to significant improvements in our financial results, including positive organic revenue growth, expanded operating margins and strong cash flows.
We continue to drive this same strategy in fiscal year 2015. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team
To measure the progress of our strategy, we established long-term financial goals called the "12+ Plan," which includes achieving 12% operating margin, 12% ROIC, plus an added focus on revenue growth, within a two to four year time frame. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
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
In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These divestitures have been reflected as Discontinued Operations in our Condensed Consolidated Statements of Operations. See Note 17, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Critical Accounting Policies
Our significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014. The accounting policies used in preparing our interim fiscal year 2015 Condensed Consolidated Financial Statements are the same as those described in our Annual Report.
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

Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and estimates. We believe our critical accounting policies are those related to:

•	Revenue recognition

•	Employee benefit plans

•	Income taxes

•	Share based payments

•	Derivative financial instruments

•	Goodwill and intangible assets

•	Inventory and merchandise in service
Inventory and Merchandise In Service
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain merchandise in service assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $2.3 million, net income by $1.4 million and basic and diluted earnings per common share by $0.07 for the three months ended September 28, 2013. The effect of the change in estimate is not material for the three months ended September 27, 2014.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three month periods ended September 27, 2014 and September 28, 2013, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Percentage Change
	September 27, 2014	September 28, 2013	Three Months FY 2015 vs. FY 2014
Rental and direct sale revenue	100.0%	100.0%	4.5%

Cost of rental and direct sale revenue	65.8	65.6	4.8
Gross margin	34.2	34.4	4.1
Pension withdrawal and associated expenses	—	0.8	(100.0)
Selling and administrative	22.6	22.9	2.9
Income from continuing operations	11.7	10.7	13.9
Interest expense	0.8	0.7	13.5
Income from continuing operations before income taxes	10.9	10.0	13.9
Provision for income taxes	3.8	3.8	3.7
Net income from continuing operations	7.1	6.2	20.3
Net income from discontinued operations	—	0.1
Net income	7.1%	6.3%	18.4%
Three months ended September 27, 2014 compared to three months ended September 28, 2013
Rental and Direct Sale Revenue. Total revenue in the first quarter of fiscal 2015 increased $10.0 million or 4.5% to $230.2 million from $220.2 million in the first quarter of fiscal 2014. Our organic growth rate was 5.4% compared to 3.6% in the same period of the prior fiscal year. The 5.4% organic growth rate in the current year was driven by new account sales, improved customer retention, pricing and an increase in direct sales revenue. The positive organic rental growth was offset by the negative impact of foreign currency translation rates. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.

Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 4.8% to $151.5 million in the first quarter of fiscal 2015 from $144.5 million in the same period of fiscal 2014. Excluding the $2.3 million benefit from the change in merchandise lives recorded in the prior year, gross margin improved 90 basis points in the current year. This improvement was primarily due to continued productivity improvements in our laundry operations, the favorable impact of fixed costs absorbed over a higher revenue base and higher gross margins from direct sales. These favorable items were partially offset by higher merchandise expense resulting from strong new account sales and higher employee health care expenses.
Pension withdrawal and associated expenses. As discussed in Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $1.7 million in the first quarter of fiscal year 2014 associated with an increase to our MEPP withdrawal liability.
Selling and Administrative. Selling and administrative expenses increased 2.9% to $51.9 million in the first quarter of fiscal 2015 from $50.5 million in the same period of fiscal 2014. As a percentage of total revenues, selling and administrative expenses decreased to 22.6% in the first quarter of fiscal 2015 from 22.9% in the first quarter of fiscal 2014. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base, partially offset by higher bad debt expense.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	September 27, 2014	September 28, 2013	Change
United States	$22,806	$20,640	$2,166
Canada	4,044	2,929	1,115
Total	$26,850	$23,569	$3,281
United States. Income from operations increased $2.2 million to $22.8 million in the first quarter of fiscal 2015 from $20.6 million in the same period of fiscal 2014. The prior year operating income included expense of $1.7 million related to an increase in our MEPP liability and a $1.9 million benefit from the change in merchandise lives previously reported. Excluding these items, income from operations increased $2.4 million. The increase was primarily driven by additional income from increased revenue, improved productivity in our laundry operations, the favorable impact of fixed costs absorbed over a higher revenue base and higher gross margins from direct sales. These favorable items were partially offset by higher merchandise expense, higher employee health care expenses and increased bad debt expense.
Canada. Income from operations increased $1.1 million in the first quarter of fiscal 2015 compared to the same period of fiscal 2014. The prior year operating income included a $0.4 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations increased $1.5 million. The increase was primarily driven by additional income from increased revenue, improved production and delivery productivity, lower vehicle maintenance costs and higher gross margins from direct sales. These favorable items were partially offset by a decrease in the Canadian foreign exchange rate and higher selling expenses.
Interest Expense. Interest expense was $1.8 million in the first quarter of fiscal 2015, an increase from the $1.6 million reported in the same period of fiscal 2014. The increased interest expense was due to higher average debt balances resulting from the payment of the special dividend in the fourth quarter of fiscal 2014, partially offset by lower average interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 34.7% in the first quarter of fiscal 2015 from 38.1% in the same period of fiscal 2014. The decrease in the effective tax rate was driven primarily by the release of tax contingency reserves in the current year as a result of the expiration of certain tax statutes of limitations.

Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The operating income on these businesses for the prior period was $0.4 million and has been reclassified from continuing operations to discontinued operations. See Note 17, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock under stock option plans. Primary uses of cash are working capital needs, capital expenditures, acquisitions, dividends and general corporate purposes.

Working capital at September 27, 2014 was $191.1 million, an $8.3 million increase from $182.8 million at June 28, 2014. The increase in working capital is primarily due to an increase in merchandise in service to support our revenue growth and the payment of annual incentive compensation expense.
Operating Activities. Net cash provided by operating activities increased $20.3 million to $21.8 million in the first three months of fiscal 2015 from $1.5 million in the same period of fiscal 2014. The increase was was primarily due to decreased federal income tax payments, higher net income and lower working capital requirements in the current quarter.
Investing Activities. Net cash used for investing activities was $12.5 million in the first three months of fiscal 2015 compared to $6.4 million in the same period of fiscal 2014. The increase was primarily due to increased capital expenditures related to certain information technology projects and expanding our plant capacity.
Financing Activities. Cash used by financing activities was $6.2 million in the first three months of fiscal 2015 compared to cash provided by financing activities of $1.4 million in the same period of fiscal 2014. The change was primarily due to a decrease in borrowings under our revolving credit facility, an increase in our quarterly dividend from $0.27 to $0.31, an increase in the repurchase of our common stock and a decrease in the proceeds from exercise of employee stock options.
We have a $250.0 million, unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted London Interbank Offered Rate ("LIBOR") for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio.
As of September 27, 2014, there was $69.0 million outstanding under the revolving credit facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50.0 million in letters of credit. As of September 27, 2014, letters of credit outstanding under this facility totaled $0.6 million and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of September 27, 2014, there is a fee of 0.20% of the unused daily balance on this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 27, 2014:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	2.12
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	21.34
Minimum Net Worth	$359.0	$378.3
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of September 27, 2014 under this facility bear interest at a weighted average effective rate of 1.38%.
On April 12, 2013, we amended this facility to remove the minimum net worth covenant. However, this change is not effective until the earlier of June 30, 2015 or the date of full repayment of our outstanding $75.0 million variable rate unsecured private placement notes. On March 31, 2014, we amended the facility to reduce the minimum net worth covenant to be consistent with the calculation for the $75.0 million variable rate unsecured private placement notes until those notes are repaid in full.
We have $75.0 million of variable rate unsecured private placement notes bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of September 27, 2014, the outstanding balance of the notes was $75.0 million at an effective rate of 0.83%. We currently plan to repay the notes on their maturity date using borrowings from our $250M Revolver, which matures on March 7, 2017, so we continue to classify the $75.0 million as long-term debt in the Condensed Consolidated Balance Sheets.
We maintain a $50.0 million accounts receivable securitization facility, which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to a margin of LIBOR plus 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of September 27, 2014, there was $25.1 million outstanding under this securitization facility and there were $24.9 million of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of September 27, 2014 under this facility bear interest at an average effective interest rate of 0.90%.
We have $100.0 million of fixed rate unsecured senior notes with $50.0 million of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50.0 million of the notes bearing interest at a fixed interest rate of

3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of September 27, 2014, the outstanding balance of the notes was $100.0 million at an effective rate of 3.81%.
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
At September 27, 2014, we had approximately $180.4 million of available capacity under our revolving and accounts receivable credit facilities, of which our revolving credit facility contributes all of the liquidity. We anticipate that our cash flows from operations and our available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal 2015. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2015 will be approximately $50.0 million.
Off Balance Sheet Arrangements
At September 27, 2014, we had approximately $25.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.3 million and $0.2 million in the first quarter of fiscal 2015 and fiscal 2014, respectively. At June 28, 2014, the fair value of our pension plan assets totaled $76.0 million.
Effective January 1, 2007, we froze our defined benefit pension plan and related supplemental executive retirement plan for all participants. Future growth in benefits has not occurred beyond this date.
Multi-Employer Pension Plans
Historically, we participated in a number of union sponsored, collectively bargained multi-employer pension plans ("MEPPs"). We record the required cash contributions to the MEPPs as an expense in the period incurred and a liability is recognized for any contributions due and unpaid, consistent with the accounting for defined contribution plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs.
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
Central States Southeast and Southwest Areas Pension Fund
Beginning in fiscal year 2012, we commenced negotiations to discontinue our participation in the Central States Fund. We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. Specifically, we partially withdrew from the Central States Fund in calendar year 2012. We finalized our withdrawal in calendar year 2013, which resulted in the union sending us updated information related to our withdrawal liability.
On September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56.0 million payable over 20 years, or $35.1 million on an estimated discounted present value basis. We do not agree with the Central States Fund's payment demands and are vigorously contesting this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. We subsequently filed our arbitration demand. As part of these arbitration proceedings, we are likewise contesting the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution, however it is not expected to have a material effect on our financial condition or liquidity because any increase in payments would be spread over a 20 year period.

Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we assumed aggregate payments of $34.5 million over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23.5 million. This amount represents our best estimate of our aggregate withdrawal liability as of September 27, 2014. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $0.1 million of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1.7 million in the three months ended September 28, 2013.
Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the three months ended September 27, 2014 and September 28, 2013, we made total payments related to our withdrawal liability of $0.7 million and $0, respectively, to the Central States Fund.
Other United States MEPPs
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs, for which we had not previously recorded any withdrawal liabilities. Based on progress in the negotiations and our intentions, we determined that it was probable that we would withdraw from the plans. Accordingly, we recorded a pretax charge of $8.2 million in the third quarter of fiscal year 2014. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. However, any potential changes are not expected to have a material impact on our results of operation or financial condition. As of September 27, 2014, we had concluded negotiations with all but 1 of the union locals and are in the process of finalizing our withdrawal from three of the four remaining MEPPs. We expect to finalize withdrawal from the remaining MEPP later in fiscal year 2015. Upon conclusion of negotiations and exit from these plans, we will no longer participate in any United States MEPPs.
While we have reached agreement to exit from three of these MEPPs to date, we have received a formal demand notice from only one of the funds. As such, our estimated withdrawal liability was based on previous information received from the funds. The ultimate amount of the withdrawal assessed by the MEPPs is impacted by a number of factors, including, among other things, investment returns, benefit levels, interest rates and financial difficulty of other participating employers in the plans. We recently became aware that the National Retirement Fund, one of the MEPPs we have withdrawn from, changed certain assumptions, which may have increased the underfunded liability of the plan. Given the complexities in determining our withdrawal liability, and the lack of information available to us, we are unable to estimate the impact, if any, this may have on our withdrawal liability. However, it is reasonably possible it may have a material impact on our results of operations. If the ultimate assessment includes a material change with which we disagree, we intend to contest the assessment using all available means.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in "Part II Item 1. Legal Proceedings" of this report.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "projects," "plans," "expects," "intends," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report on Form 10-K. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of arbitrations, litigation or governmental investigations, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 27, 2014 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at September 27, 2014 was an unrealized loss of $0.7 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted variable rate debt that was not modified by interest rate swaps. As of September 27, 2014, this debt amount was $87.9 million. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $1.3 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 32.6%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.3 million or 20.6%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of September 27, 2014, we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at September 27, 2014 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.2 million.
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
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and a Notice of Violation to two others. Audits of six other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements for information on our arbitration related to our withdrawal from the Central States Plan.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 28, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
June 29, 2014 - August 2, 2014	—	$—	—	$46,164,397
August 3, 2014 - August 30, 2014	21,500	$55.13	21,500	$44,979,112
August 31, 2014 - September 27, 2014	43,700	$56.20	43,700	$42,523,386
Total	65,200	$55.84	65,200	$42,523,386
As of September 27, 2014, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. Under this repurchase program, we repurchased 65,200 shares in open market transactions totaling $3.6 million for the three months ended September 27, 2014 and 40,219 shares totaling $2.2 million for the three months ended September 28, 2013. As of September 27, 2014, we had $42.5 million remaining under this authorization.

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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended September 27, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	October 28, 2014	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)