Form 10-Q
period 2014-12-27
G&K SERVICES INC
filed 2015-01-27
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
January 22, 2015 was 19,935,852 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 27, 2014	June 28, 2014
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,034	$37,118
Accounts receivable, less allowance for doubtful accounts of $4,043 and $3,697	101,655	100,193
Inventory	40,599	38,423
Merchandise in service	131,676	124,111
Other current assets	24,393	27,250
Total current assets	311,357	327,095
Property, plant and equipment, less accumulated depreciation of $375,522 and $368,672	206,898	201,382
Goodwill	328,411	333,214
Other assets	61,490	61,828
Total assets	$908,156	$923,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$52,460	$44,600
Accrued expenses and other current liabilities	70,971	72,640
Deferred income taxes	26,048	26,306
Current maturities of long-term debt	560	792
Total current liabilities	150,039	144,338
Long-term debt, net of current maturities	240,083	266,230
Deferred income taxes	19,425	17,214
Other noncurrent liabilities	113,392	121,693
Total liabilities	522,939	549,475
Stockholders' Equity
Common stock, $0.50 par value	9,954	9,956
Additional paid-in capital	68,329	62,864
Retained earnings	311,090	297,237
Accumulated other comprehensive income (loss)	(4,156)	3,987
Total stockholders' equity	385,217	374,044
Total liabilities and stockholders' equity	$908,156	$923,519
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
(In thousands, except per share data)
Rental and direct sale revenue	$237,309	$225,919	$467,551	$446,142
Operating Expenses
Cost of rental and direct sale revenue	156,993	148,320	308,445	292,825
Pension withdrawal and associated expenses	—	—	—	1,687
Selling and administrative	51,692	49,903	103,632	100,365
Total operating expenses	208,685	198,223	412,077	394,877
Income from Continuing Operations	28,624	27,696	55,474	51,265
Interest expense	1,923	1,566	3,718	3,147
Income from Continuing Operations before Income Taxes	26,701	26,130	51,756	48,118
Provision for income taxes	9,748	9,787	18,435	18,165
Net Income from Continuing Operations	16,953	16,343	33,321	29,953
Net loss from discontinued operations	—	(8,423)	—	(8,212)
Net Income	$16,953	$7,920	$33,321	$21,741

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.85	$0.82	$1.67	$1.52
From discontinued operations	$—	$(0.43)	$—	$(0.42)
Basic earnings per share	$0.85	$0.39	$1.67	$1.09

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.83	$0.81	$1.64	$1.49
From discontinued operations	$—	$(0.42)	$—	$(0.41)
Diluted earnings per share	$0.83	$0.39	$1.64	$1.07

Weighted average number of shares outstanding, basic	19,654	19,547	19,641	19,488
Weighted average number of shares outstanding, diluted	20,039	19,940	20,019	19,888

Dividends Declared per Share	$0.31	$0.27	$0.62	$0.54
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
(In thousands)
Net income	$16,953	$7,920	$33,321	$21,741
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,678)	(4,989)	(12,048)	(2,179)
Amortization of actuarial loss on pension benefit obligations	608	453	1,217	906
Derivative financial instruments loss recognized	(12)	(72)	(21)	(246)
Derivative financial instruments loss reclassified	135	134	273	260
Other comprehensive loss before income taxes	(4,947)	(4,474)	(10,579)	(1,259)
Income tax expense (benefit)	(1,731)	(88)	(2,436)	188
Other comprehensive loss, net of taxes	(3,216)	(4,386)	(8,143)	(1,447)
Total comprehensive income	$13,737	$3,534	$25,178	$20,294
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance June 28, 2014	19,912	$9,956	$62,864	$297,237	$3,987	$374,044
Total comprehensive income (loss)	—	—	—	33,321	(8,143)	25,178
Issuance of common stock from exercise of stock options, net of income tax	94	47	2,033	—	—	2,080
Issuance of restricted stock, net	49	25	(25)	—	—	—
Equity based compensation	—	—	3,314	—	—	3,314
Shares associated with tax withholdings under our employee equity incentive plan	(29)	(15)	(1,560)	—	—	(1,575)
Share repurchase program	(118)	(59)	—	(7,035)	—	(7,094)
Tax benefit related to equity based compensation	—	—	1,703	—	—	1,703
Cash dividends ($0.62 per share)	—	—	—	(12,433)	—	(12,433)
Balance December 27, 2014	19,908	$9,954	$68,329	$311,090	$(4,156)	$385,217
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 27, 2014	December 28, 2013
(In thousands)
Operating Activities:
Net income	$33,321	$21,741
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	15,837	15,427
Loss on sale of businesses	—	12,922
Deferred income taxes	4,788	1,084
Share-based compensation	3,314	3,205
Changes in current operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(3,049)	(8,155)
Inventory and merchandise in service	(10,902)	(7,638)
Accounts payable	10,490	51
Other current assets and liabilities	1,592	(23,356)
Other	(7,376)	341
Net cash provided by operating activities	48,015	15,622
Investing Activities:
Capital expenditures	(25,562)	(15,012)
Divestiture of businesses	—	641
Net cash used for investing activities	(25,562)	(14,371)
Financing Activities:
Repayments of long-term debt	(508)	(18)
(Repayments of) Proceeds from revolving credit facilities, net	(25,857)	2,000
Cash dividends paid	(12,357)	(10,678)
Net issuance of common stock, under stock option plans	2,080	7,072
Repurchase of common stock	(7,094)	(5,406)
Shares associated with tax withholdings under our equity incentive plans	(1,575)	(1,303)
Excess tax benefit from share-based compensation	1,703	3,008
Net cash used for financing activities	(43,608)	(5,325)
Effect of Exchange Rates on Cash	(2,929)	(500)
Decrease in Cash and Cash Equivalents	(24,084)	(4,574)
Cash and Cash Equivalents:
Beginning of period	37,118	38,590
End of period	$13,034	$34,016

Supplemental Cash Flow Information:
Cash paid for -
Interest	$3,464	$2,744
Income taxes	$7,353	$24,057
Supplemental Non-cash Investing Information:
Capital expenditures included in accounts payable	$1,026	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company," "we," "our," "us" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 ("fiscal 2014"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of December 27, 2014, and the results of our operations for the three and six months ended December 27, 2014 and December 28, 2013 and our cash flows for the six months ended December 27, 2014 and December 28, 2013.
The results of operations for the three and six month periods ended December 27, 2014 and December 28, 2013 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2014 Annual Report on Form 10-K.
2. Contingent Liabilities
Environmental Matters
From time-to-time, we are involved in environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties. As of December 27, 2014 and June 28, 2014, we had reserves of approximately $1,000 and $900, respectively, related to these matters. There was $150 and $0 of expense for these matters for the three months ended December 27, 2014 and December 28, 2013, respectively and $355 and $283 for the six months ended December 27, 2014 and December 28, 2013, respectively.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued Notices of Violations to four of our facilities. Audits of six other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
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
In May 2014, the FASB issued updated guidance to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for us beginning in the first quarter of fiscal 2018. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.

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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first two quarters of fiscal years 2014 or 2015.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 27, 2014 and June 28, 2014:

	As of December 27, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$4,009	$—	$4,009
Equity and fixed income mutual funds	29,552	—	29,552
Cash surrender value of life insurance policies	—	14,492	14,492
Total assets	$33,561	$14,492	$48,053
Accrued expenses:
Derivative financial instruments	$—	$562	$562
Total liabilities	$—	$562	$562

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,309	$—	$3,309
Equity and fixed income mutual funds	29,358	—	29,358
Cash surrender value of life insurance policies	—	14,287	14,287
Total assets	$32,667	$14,287	$46,954
Accrued expenses:
Derivative financial instruments	$—	$930	$930
Total liabilities	$—	$930	$930
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the Company's non-qualified deferred compensation plan.

The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of December 27, 2014 and June 28, 2014:

	As of December 27, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$13,034	$—	$13,034
Total assets	$13,034	$—	$13,034
Current maturities of long-term debt	$—	$560	$560
Long-term debt, net of current maturities	$—	$239,361	$239,361
Total liabilities	$—	$239,921	$239,921

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$37,118	$—	$37,118
Total assets	$37,118	$—	$37,118
Current maturities of long-term debt	$—	$792	$792
Long-term debt, net of current maturities	—	263,191	263,191
Total liabilities	$—	$263,983	$263,983
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
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value on the derivative financial instrument is reported as a component of "Accumulated other comprehensive income" and reclassified into the "Interest expense" line item in the Condensed Consolidated Statements of Operations in the same period as the expenses from the cash flows of the interest expense is recognized. Cash payments or receipts are included in "Net cash provided by operating activities" in the Condensed Consolidated Statements of Cash Flows in the same period as the cash is settled. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.
We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of a net investment in a foreign operation, or that are held for trading or speculative purposes. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Condensed Consolidated Statements of Cash Flows.
Approximately 54% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at December 27, 2014.
As of December 27, 2014 and June 28, 2014, we had $562 and $930, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $1,211 net gain deferred in accumulated other comprehensive income as of December 27, 2014, a $208 loss is expected to be reclassified to interest expense in the next 12 months.
As of December 27, 2014 and June 28, 2014, all derivative financial instruments were designated as hedging instruments.
As of December 27, 2014, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate ("LIBOR"), all of which mature in the next 12 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of December 27, 2014. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.

6. Income Taxes
Our effective tax rate decreased to 35.6% in the six months ended December 27, 2014 from 37.8% in the six months ended December 28, 2013. The decrease in the effective tax rate was driven primarily by the release of uncertain tax position accruals in the current year as a result of the expiration of certain tax statutes and the resolution of an uncertain tax position related to fiscal years 2005 to 2007.
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
The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Net income from continuing operations	$16,953	$16,343	$33,321	$29,953
Less: Income allocable to participating securities	(303)	(237)	(536)	(418)
Net income from continuing operations available to common stockholders	$16,650	$16,106	$32,785	$29,535
Net loss from discontinued operations	—	(8,423)	—	(8,212)
Net income available to common stockholders	$16,650	$7,683	$32,785	$21,323
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,654	19,547	19,641	19,488
Basic earnings (loss) per common share:
From continuing operations	$0.85	$0.82	$1.67	$1.52
From discontinued operations	$—	$(0.43)	$—	$(0.42)
Basic earnings per share	$0.85	$0.39	$1.67	$1.09
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,654	19,547	19,641	19,488
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	385	393	378	400
Weighted average shares outstanding, diluted	20,039	19,940	20,019	19,888
Diluted earnings (loss) per common share:
From continuing operations	$0.83	$0.81	$1.64	$1.49
From discontinued operations	$—	$(0.42)	$—	$(0.41)
Diluted earnings per share	$0.83	$0.39	$1.64	$1.07
We excluded potential common shares related to certain of our outstanding equity compensation grants of 90,000 and 156,000 for the three months ended December 27, 2014 and December 28, 2013, respectively, and 190,000 and 111,000 for the six months ended December 27, 2014 and December 28, 2013, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

8. Inventory and Merchandise In Service
The components of inventory as of December 27, 2014 and June 28, 2014 are as follows:

	December 27, 2014	June 28, 2014
Raw Materials	$10,012	$7,952
Work in Process	1,011	1,279
Finished Goods	29,576	29,192
Total Inventory	$40,599	$38,423
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain merchandise in service assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1,803 and $4,076, net income by $1,125 and $2,560 and basic and diluted earnings per common share by $0.06 and $0.13 for the three and six months ended December 28, 2013, respectively. The effect of the change in estimate is not material for the three and six months ended December 27, 2014.
9. Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 28, 2014	$270,045	$63,169	$333,214
Foreign currency translation and other	—	(4,803)	(4,803)
Balance as of December 27, 2014	$270,045	$58,366	$328,411
10. Long-Term Debt
Long-term debt as of December 27, 2014 and June 28, 2014 consists of the following:

	December 27, 2014	June 28, 2014
Borrowings under $250 million Revolver	$40,060	$65,925
Borrowings under $75 million Variable Rate Notes	75,000	75,000
Borrowings under $50 million A/R Line	25,075	25,075
Borrowings under $100 million Fixed Rate Notes	100,000	100,000
Capital leases and other	508	1,022
	240,643	267,022
Less current maturities	(560)	(792)
Total long-term debt	$240,083	$266,230
We have a $250,000 unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted London Interbank Offered Rate ("LIBOR") for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio.
As of December 27, 2014, there was $40,060 outstanding under this facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $50,000 in letters of credit. As of December 27, 2014, letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of December 27, 2014, there is a fee of 0.25% of the unused daily balance of this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 27, 2014:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.88
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	20.58
Minimum Net Worth	$358,999	$385,217
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of December 27, 2014 under this facility bear interest at a weighted average effective rate of 1.83%.
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
We have $75,000 of variable rate unsecured private placement notes bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of December 27, 2014, the outstanding balance of the notes was $75,000 at an effective interest rate of 0.83%. We currently plan to repay these notes on their maturity date using borrowings from our $250 million Revolver, which matures on March 7, 2017, so we continue to classify the $75,000 as long-term debt in the Condensed Consolidated Balance Sheets.
We maintain a $50,000 accounts receivable securitization facility, which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of December 27, 2014, there was $25,075 outstanding under this securitization facility and there were $24,925 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of December 27, 2014 under this facility bear interest at an average effective interest rate of 0.90%.
We have $100,000 of fixed rate unsecured senior notes with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of December 27, 2014, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 5, "Derivative Financial Instruments," of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

11. Other Assets and Other Noncurrent Liabilities
Other assets as of December 27, 2014 and June 28, 2014 included the following:

	December 27, 2014	June 28, 2014
Executive deferred compensation plan assets	$33,561	$32,667
Cash surrender value of life insurance policies	14,492	14,287
Customer contracts, net	5,420	6,448
Other assets	10,674	10,603
Less portion classified as current assets	(2,657)	(2,177)
Total other assets	$61,490	$61,828
Customer contracts are as follows:

	December 27, 2014	June 28, 2014
Customer contracts	$20,339	$23,838
Accumulated amortization	(14,919)	(17,390)
Net	$5,420	$6,448
The customer contracts associated with business combinations include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $1,071 and $1,437 for the six months ended December 27, 2014 and December 28, 2013, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 27, 2014 is as follows:

2015 remaining	$867
2016	1,396
2017	1,199
2018	417
2019	183
2020	171
Other noncurrent liabilities as of December 27, 2014 and June 28, 2014 included the following:

	December 27, 2014	June 28, 2014
Multi-employer pension withdrawal liability	$23,765	$28,516
Pension plan liability	14,878	15,422
Executive deferred compensation plan liability	30,996	30,584
Supplemental executive retirement plan liability	16,836	16,814
Accrued income taxes	8,647	12,043
Workers' compensation liability	14,399	14,837
Other liabilities	3,871	3,477
Total other noncurrent liabilities	$113,392	$121,693
12. Share-Based Compensation
We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, canceled, expire or restrictions lapse, we recognize adjustments to income tax expense or additional paid-in capital. Total compensation expense related to share-based awards was $1,541 and $1,354 for the three months ended December 27, 2014 and December 28, 2013, respectively, and $3,314 and $3,205 for the six months ended December 27, 2014 and December 28, 2013, respectively. The number of options exercised and restricted stock vested since June 28, 2014, was 179,000 shares.
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
13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and SERP plans for all participants.
The components of net periodic pension cost for these plans for the three months ended December 27, 2014 and December 28, 2013 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Interest cost	$1,012	$992	$185	$189
Expected return on assets	(1,226)	(1,160)	—	—
Amortization of net loss	504	409	98	36
Net periodic pension cost	$290	$241	$283	$225
The components of net periodic pension cost for these plans for the six months ended December 27, 2014 and December 28, 2013 are as follows:

	Pension Plan		SERP
	Six Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Interest cost	$2,024	$1,984	$370	$378
Expected return on assets	(2,452)	(2,319)	—	—
Amortization of net loss	1,008	818	196	72
Net periodic pension cost	$580	$483	$566	$450
During the first two quarters of fiscal year 2015, we contributed approximately $145 to the pension plan.
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

On September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56,000 payable over 20 years, or $35,100 on an estimated discounted present value basis. We do not agree with the Central States Fund's payment demands and are vigorously contesting this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. We subsequently filed our arbitration demand. As part of these arbitration proceedings, we are likewise contesting the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution.
Separately, based on information received, as of September 28, 2013, we updated our previously recorded estimated withdrawal liability, using the same methodology previously used by us. Specifically, we assumed aggregate payments of $34,500 over 20 years, using a discount rate of 5.25%, resulting in an estimated discounted present value of $23,500. This amount, plus accretion expense and less payments made subsequent to the updated calculation, represents our best estimate of our aggregate withdrawal liability as of December 27, 2014. We consider this appropriate based on our interpretation of the plan document and the related statutory requirements. As a result, in addition to $113 of accretion expense related to the previously recorded liability, we recorded an additional discounted estimated withdrawal liability of $1,687 in the three months ended September 28, 2013. Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the six months ended December 27, 2014 and December 28, 2013, we made total payments related to our withdrawal liability of $1,400 and $934, respectively, to the Central States Fund.
Other United States MEPPs
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs. Based on progress in the negotiations and our intentions, we determined that it was probable that we would withdraw from the plans. Accordingly, we recorded a pretax charge of $8,167 in the third quarter of fiscal year 2014. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. As of December 27, 2014, we had concluded negotiations with all union locals and have withdrawn from the four remaining MEPPs and no longer participate in any MEPPs in the United States.
As of December 27, 2014 we have received a formal demand notice from three of the funds and do not expect to receive a demand from the fourth fund as it is currently believed to be fully funded. We are in the process of evaluating and auditing each of the demand notices to determine the appropriateness of the amount. As part of our assessment we have engaged outside experts to determine the reasonableness of the withdrawal liabilities. In two of the three MEPPs, we have determined that the amounts are reasonable and correctly calculated and the withdrawal liabilities are within established reserves. However, in the case of the third MEPP, we have been unable to ascertain the validity and accuracy of the assumptions used and the potential impact on the withdrawal liability. In addition, this fund changed certain assumptions, which significantly increased the underfunded liability of the plan. Therefore, given the uncertainties around the accuracy of the information used to calculate our withdrawal liability, we are unable to estimate the impact, if any, these changes may have on our withdrawal liability. As such, our estimated withdrawal liability is based on our previous estimate. If the ultimate assessment includes a material change with which we disagree, we intend to contest the assessment using all available means.
14. Segment Information
We have two operating segments, United States (includes our Dominican Republic operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. During the three and six months ended December 27, 2014, and for the same period of the prior fiscal year, no single customer's transactions accounted for more than 2.0% of our total revenues.

We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 27, 2014 and December 28, 2013 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
December 27, 2014
Revenues	$200,400	$36,909	$—	$237,309
Income from continuing operations	23,974	4,650	—	28,624
Total assets	857,994	135,777	(85,615)	908,156
Depreciation and amortization expense	7,013	933	—	7,946
December 28, 2013
Revenues	$187,561	$38,358	$—	$225,919
Income from continuing operations	23,090	4,606	—	27,696
Total assets	841,330	162,776	(100,086)	904,020
Depreciation and amortization expense	6,756	1,040	—	7,796

For the Six Months Ended	United States	Canada	Elimination	Total
December 27, 2014
Revenues	$394,798	$72,753	$—	$467,551
Income from continuing operations	46,780	8,694	—	55,474
Total assets	857,994	135,777	(85,615)	908,156
Depreciation and amortization expense	13,908	1,929	—	15,837
December 28, 2013
Revenues	$371,763	$74,379	$—	$446,142
Income from continuing operations	43,730	7,535	—	51,265
Total assets	841,330	162,776	(100,086)	904,020
Depreciation and amortization expense	13,285	2,142	—	15,427

15. Share Repurchase
As of December 27, 2014, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. Under this repurchase program, we repurchased 52,901 shares in open market transactions totaling $3,453 for the three months ended December 27, 2014 and 53,800 shares totaling $3,223 for the three months ended December 28, 2013. We repurchased 118,101 shares totaling $7,094 for the six months ended December 27, 2014 and 94,019 shares totaling $5,406 for the six months ended December 28, 2013. As of December 27, 2014, we had $39,071 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three and six months ended December 27, 2014 and December 28, 2013 were as follows:

	Three Months Ended December 27, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at September 27, 2014	$17,294	$(19,367)	$1,133	$(940)
Other comprehensive loss before reclassifications	(3,673)	—	(7)	(3,680)
Reclassifications from net accumulated other comprehensive income	—	379	85	464
Net current period other comprehensive income (loss)	(3,673)	379	78	(3,216)
Accumulated other comprehensive income (loss) at December 27, 2014	$13,621	$(18,988)	$1,211	$(4,156)

	Six Months Ended December 27, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Other comprehensive loss before reclassifications	(9,061)	—	(12)	(9,073)
Reclassifications from net accumulated other comprehensive income	—	760	170	930
Net current period other comprehensive income (loss)	(9,061)	760	158	(8,143)
Accumulated other comprehensive income (loss) at December 27, 2014	$13,621	$(18,988)	$1,211	$(4,156)

	Three Months Ended December 28, 2013
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at September 28, 2013	$26,777	$(15,367)	$918	$12,328
Other comprehensive loss before reclassifications	(4,705)	—	(45)	(4,750)
Reclassifications from net accumulated other comprehensive income	—	283	81	364
Net current period other comprehensive income (loss)	(4,705)	283	36	(4,386)
Accumulated other comprehensive income (loss) at December 28, 2013	$22,072	$(15,084)	$954	$7,942

	Six Months Ended December 28, 2013
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 29, 2013	$24,093	$(15,650)	$946	$9,389
Other comprehensive loss before reclassifications	(2,021)	—	(154)	(2,175)
Reclassifications from net accumulated other comprehensive income	—	566	162	728
Net current period other comprehensive income (loss)	(2,021)	566	8	(1,447)
Accumulated other comprehensive income (loss) at December 28, 2013	$22,072	$(15,084)	$954	$7,942
Amounts reclassified from accumulated other comprehensive income for the three and six months ended December 27, 2014 and December 28, 2013 were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Losses on derivative financial instruments:
Interest rate swap contracts	$135	$134	$273	$260	(a)
Tax benefit	(50)	(53)	(103)	(98)
Total, net of tax	85	81	170	162
Pension benefit liabilities:
Amortization of net loss	608	453	1,217	906	(b)
Tax benefit	(229)	(170)	(457)	(340)
Total, net of tax	379	283	760	566
Total amounts reclassified, net of tax	$464	$364	$930	$728

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
In fiscal year 2014, we sold our Program Business. We recorded a pretax loss on the sale of $12,319 in the three months ended December 28, 2013 which is included in "Loss on sale and other adjustments, net of tax" in the table below. Separately, we completed the sale of our Ireland Business during the second quarter of fiscal year 2014 and recognized a pretax loss on the sale of $603, which is also included in "Loss on sale and other adjustments, net of tax" in the table below. Total aggregate gross proceeds from the sales were $6,641. Summarized financial information for discontinued operations is shown below:

	Three Months Ended	Six Months Ended
	December 28, 2013	December 28, 2013
Rental and direct sale revenue from discontinued operations	$8,566	$17,636
Income before income taxes	(225)	139

Income, net of tax	(125)	86
Loss on sale and other adjustments, net of tax	(8,298)	(8,298)
Net income from discontinued operations	$(8,423)	$(8,212)

Three and Six Months Ended
December 28, 2013
Loss in excess of carrying value of Program Business	$(11,651)
Transaction and related costs	(668)
Loss on sale of Program Business	(12,319)
Loss on sale of Ireland Business	(603)
Pretax loss on sale of businesses	(12,922)
Income tax benefit	4,624
Loss on sale and other adjustments, net of tax	$(8,298)

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
We continue to drive this same strategy in fiscal year 2015. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team
To measure the progress of our strategy, in fiscal year 2014 we established long-term financial goals called the "12+ Plan," which includes achieving 12% operating margin, 12% ROIC, plus an added focus on revenue growth, within a two to four year time frame. In the second quarter, we achieved the first of these two targets by achieving a 12.1% operating income margin. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
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
In the second quarter of fiscal year 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These divestitures have been reflected as Discontinued Operations in our Condensed Consolidated Statements of Operations. See Note 17, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
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

Critical accounting policies are defined as the most important and pervasive accounting policies, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and estimates. Our critical accounting policies are those related to:

•	Revenue recognition

•	Employee benefit plans

•	Income taxes

•	Share based payments

•	Derivative financial instruments

•	Goodwill and intangible assets

•	Inventory and merchandise in service
Inventory and Merchandise In Service
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain merchandise in service assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1.8 million and $4.1 million, net income by $1.1 million and $2.6 million and basic and diluted earnings per common share by $0.06 and $0.13 for the three and six months ended December 28, 2013. The effect of the change in estimate is not material for the three and six months ended December 27, 2014.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 27, 2014 and December 28, 2013, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Six Months Ended		Percentage Change
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013	Three Months FY 2015 vs. FY 2014	Six Months FY 2015 vs. FY 2014
Rental and direct sale revenue	100.0%	100.0%	100.0%	100.0%	5.0%	4.8%

Cost of rental and direct sale revenue	66.2	65.7	66.0	65.6	5.8	5.3
Gross margin	33.8	34.3	34.0	34.4	3.5	3.8
Pension withdrawal and associated expenses	—	—	—	0.4	—	(100.0)
Selling and administrative	21.8	22.1	22.2	22.5	3.6	3.3
Income from continuing operations	12.1	12.3	11.9	11.5	3.4	8.2
Interest expense	0.8	0.7	0.8	0.7	22.8	18.1
Income from continuing operations before income taxes	11.3	11.6	11.1	10.8	2.2	7.6
Provision for income taxes	4.1	4.3	3.9	4.1	(0.4)	1.5
Net income from continuing operations	7.1	7.2	7.1	6.7	3.7	11.2
Net loss from discontinued operations	—	(3.7)	—	(1.8)
Net income	7.1%	3.5%	7.1%	4.9%	114.1%	53.3%
Three months ended December 27, 2014 compared to three months ended December 28, 2013
Rental and Direct Sale Revenue. Total revenue in the second quarter of fiscal 2015 increased $11.4 million or 5.0% to $237.3 million from $225.9 million in the second quarter of fiscal 2014. Our organic growth rate was 6.4% compared to 3.7% in the same period of the prior fiscal year. The 6.4% organic growth rate in the current quarter was driven by record new account sales in the first half of fiscal 2015, improved customer retention levels, pricing and an increase in direct sales revenue. The positive organic rental growth was offset by the negative impact of foreign currency translation rates. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.

Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 5.8% to $157.0 million in the second quarter of fiscal 2015 from $148.3 million in the same period of fiscal 2014. Excluding the $1.8 million benefit from the change in merchandise lives recorded in the prior year, gross margin improved 20 basis points in the current year. This improvement was primarily due to continued productivity improvements in our laundry operations, the favorable impact of fixed costs absorbed over a higher revenue base and lower motor fuel costs. These favorable items were partially offset by higher merchandise expense resulting from record new account sales, a greater mix of higher priced specialty garments and lower gross margins on direct sales.
Selling and Administrative. Selling and administrative expenses increased 3.6% to $51.7 million in the second quarter of fiscal 2015 from $49.9 million in the same period of fiscal 2014. As a percentage of total revenues, selling and administrative expenses decreased to 21.8% in the second quarter of fiscal 2015 from 22.1% in the second quarter of fiscal 2014. The decrease as a percentage of revenue was primarily due to lower bad debt expense.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013	Change
United States	$23,974	$23,090	$884
Canada	4,650	4,606	44
Total	$28,624	$27,696	$928
United States. Income from operations increased $0.9 million to $24.0 million in the second quarter of fiscal 2015 from $23.1 million in the same period of fiscal 2014. The prior year operating income included a $1.6 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations increased $2.5 million. The increase was primarily driven by additional income from increased revenue, improved productivity in our laundry operations, the favorable impact of fixed costs absorbed over a higher revenue base, lower motor fuel costs and lower bad debt expense. These favorable items were partially offset by higher merchandise expense.
Canada. Income from operations remained flat in the second quarter of fiscal 2015 compared to the same period of fiscal 2014. The prior year operating income included a $0.2 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations increased $0.2 million. The increase was primarily driven by additional income from increased revenue, improved production productivity and lower vehicle maintenance costs, energy costs, workers compensation expense and bad debt expense. These favorable items were partially offset by a decrease in the Canadian foreign exchange rate, higher merchandise expense and higher selling expenses.
Interest Expense. Interest expense was $1.9 million in the second quarter of fiscal 2015, an increase from the $1.6 million reported in the same period of fiscal 2014. The increased interest expense was due to higher average debt balances resulting from the payment of the special dividend in the fourth quarter of fiscal 2014, partially offset by lower average interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 36.5% in the second quarter of fiscal 2015 from 37.5% in the same period of fiscal 2014. The decrease in the effective tax rate was driven primarily by the release of uncertain tax position accruals in the current year as a result of the resolution of an uncertain tax position related to fiscal years 2005 to 2007.
Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The pretax loss recognized includes the loss on sale totaling $12.9 million and a pretax operating loss from the discontinued operations totaling $0.2 million. See Note 17, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Six months ended December 27, 2014 compared to six months ended December 28, 2013
Rental and Direct Sale Revenue. Total revenue in the first six months of fiscal 2015 increased $21.4 million or 4.8% to $467.6 million from $446.1 million in the first six months of fiscal 2014. Our organic growth rate was 5.9% compared to 3.7% in the same period of the prior fiscal year. The 5.9% organic growth rate in the current year was driven by record new account sales in the first six months of fiscal 2015, improved customer retention, pricing and an increase in direct sales revenue. The positive organic rental growth was offset by the negative impact of foreign currency translation rates. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 5.3% to $308.4 million in the first six months of fiscal 2015 from $292.8 million in the same period of fiscal 2014. Excluding the $4.1 million benefit from the change in merchandise lives recorded in the prior year, gross margin improved 50 basis points in the current year. This improvement was primarily due to continued productivity improvements in our laundry and delivery operations, the favorable impact of fixed costs absorbed over a higher revenue base and lower motor fuel costs. These favorable items were partially offset by higher merchandise expense resulting from record new account sales.
Pension withdrawal and associated expenses. As discussed in Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $1.7 million in the first quarter of fiscal year 2014 associated with an increase to our MEPP withdrawal liability.
Selling and Administrative. Selling and administrative expenses increased 3.3% to $103.6 million in the first six months of fiscal 2015 from $100.4 million in the same period of fiscal 2014. As a percentage of total revenues, selling and administrative expenses decreased to 22.2% in the first six months of fiscal 2015 from 22.5% in the first six months of fiscal 2014. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Six Months Ended
	December 27, 2014	December 28, 2013	Change
United States	$46,780	$43,730	$3,050
Canada	8,694	7,535	1,159
Total	$55,474	$51,265	$4,209
United States. Income from operations increased $3.1 million to $46.8 million in the first six months of fiscal 2015 from $43.7 million in the same period of fiscal 2014. The prior year operating income included a $3.5 million benefit from the change in merchandise lives previously reported and additional expense of $1.7 million associated with an increase to our multi-employer pension plan withdrawal liability. Excluding these items, income from operations increased $4.9 million. The increase was primarily driven by additional income from increased revenue, improved productivity in our laundry operations, the favorable impact of fixed costs absorbed over a higher revenue base and lower motor fuel costs. These favorable items were partially offset by higher merchandise expense.
Canada. Income from operations increased $1.2 million in the first six months of fiscal 2015 compared to the same period of fiscal 2014. The prior year operating income included a $0.6 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations increased $1.8 million. The increase was primarily driven by additional income from increased revenue, improved production productivity, lower vehicle maintenance costs and lower environmental related expenses. These favorable items were partially offset by a decrease in the Canadian foreign exchange rate and higher selling expenses.
Interest Expense. Interest expense was $3.7 million in the first six months of fiscal 2015, an increase from the $3.1 million reported in the same period of fiscal 2014. The increased interest expense was due to higher average debt balances resulting from the payment of the special dividend in the fourth quarter of fiscal 2014, partially offset by lower average interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 35.6% in the first six months of fiscal 2015 from 37.8% in the same period of fiscal 2014. The decrease in the effective tax rate was driven primarily by the release of uncertain tax position accruals in the current year as a result of the expiration of certain tax statutes and the resolution of an uncertain tax position related to fiscal years 2005 to 2007.

Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The pretax loss recognized includes the loss on sale totaling $12.9 million, offset by income from the discontinued operations totaling $0.1 million. See Note 17, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock under stock option plans. Primary uses of cash are working capital needs, capital expenditures, acquisitions, dividends, share repurchases and general corporate purposes.
Working capital at December 27, 2014 was $161.3 million, a $21.5 million decrease from $182.8 million at June 28, 2014. The decrease in working capital is primarily due to the repatriation of cash from our Canadian operations, which was used to pay down our existing revolving credit facility. This decrease was offset by an increase in merchandise in service to support our revenue growth and payment of annual incentive compensation expenses. As of December 27, 2014, approximately $7.2 million of our available cash was held in our Canadian subsidiaries. None of this amount was considered to be permanently reinvested and therefore could be repatriated without significant additional tax consequences.
Operating Activities. Net cash provided by operating activities increased $32.4 million to $48.0 million in the first six months of fiscal 2015 from $15.6 million in the same period of fiscal 2014. The increase was primarily due to decreased federal income tax payments, higher net income and better working capital management in the current year.
Investing Activities. Net cash used for investing activities was $25.6 million in the first six months of fiscal 2015 compared to $14.4 million in the same period of fiscal 2014. The increase was primarily due to increased capital expenditures related to certain information technology projects and expanding our plant capacity.
Financing Activities. Cash used for financing activities was $43.6 million in the first six months of fiscal 2015 compared to $5.3 million in the same period of fiscal 2014. The change was primarily due to repayments on our revolving credit facility, an increase in our quarterly dividend from $0.27 to $0.31, an increase in the repurchase of our common stock and a decrease in the proceeds from exercise of employee stock options.
See Note 10, "Long-Term Debt," of the Notes to the Condensed Consolidated Financial Statements for details of our long-term debt.
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
At December 27, 2014, we had approximately $209.3 million of available capacity under our revolving and accounts receivable credit facilities, of which our revolving credit facility contributes all of the liquidity. We anticipate that our cash flows from operations and our available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal 2015. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2015 will be approximately $50.0 million.
Off Balance Sheet Arrangements
At December 27, 2014, we had approximately $25.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.3 million and $0.2 million in the second quarter of fiscal 2015 and fiscal 2014, respectively. At June 28, 2014, the fair value of our pension plan assets totaled $76.0 million.
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
On September 19, 2013 we received two demands for payment of withdrawal liability, or payment demands, from the Central States Fund relating to our partial and complete withdrawals. The payment demands calculate the aggregate withdrawal liability to be $56.0 million payable over 20 years, or $35.1 million on an estimated discounted present value basis. We do not agree with the Central States Fund's payment demands and are vigorously contesting this matter. Most importantly, we believe that, in calculating our withdrawal amount, the Central States Fund has not given us appropriate credit for our partial withdrawal payments as required by applicable law and regulations. Previously, we filed our Request for Review with the Central States Fund, to which we received no response. We subsequently filed our arbitration demand. As part of these arbitration proceedings, we are likewise contesting the payment demands. We cannot offer any assurance that we will be successful, and ultimate resolution of this matter may have a material adverse effect on our results of operations in the period of resolution.
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
Moving forward, we do not anticipate that our estimated discounted withdrawal liability will change, except, depending on the outcome, in connection with resolution of the payment demands received from the Central States Fund and reductions in the outstanding withdrawal liability as payments are made. In addition, except in the case of a mass withdrawal or failure of the Central States Plan, we are no longer subject to fluctuations in the unfunded status of the plan caused by such things as investment returns, discount or mortality rates and various other assumptions. During the six months ended December 27, 2014 and December 28, 2013, we made total payments related to our withdrawal liability of $1.4 million and $0.9 million, respectively, to the Central States Fund.
Other United States MEPPs
In the third quarter of fiscal year 2014, we began negotiations to withdraw from four other MEPPs. Based on progress in the negotiations and our intentions, we determined that it was probable that we would withdraw from the plans. Accordingly, we recorded a pretax charge of $8.2 million in the third quarter of fiscal year 2014. This charge included the estimated actuarial value of the total withdrawal liability, incentives for union participants and other related costs that have been and will be incurred. The amount of the withdrawal liability recorded is based on the best information available and is subject to change based on revised information received periodically from the union sponsors and other factors. However, any potential changes are not expected to have a material impact on our results of operation or financial condition. As of December 27, 2014, we had concluded negotiations with all union locals and have withdrawn from the four remaining MEPPs and no longer participate in any MEPPs in the United States.
As of December 27, 2014 we have received a formal demand notice from three of the funds and do not expect to receive a demand from the fourth fund as it is currently believed to be fully funded. We are in the process of evaluating and auditing each of the demand notices to determine the appropriateness of the amount. As part of our assessment we have engaged outside experts to determine the reasonableness of the withdrawal liabilities. In two of the three MEPPs, we have determined that the amounts are reasonable and correctly calculated and the withdrawal liabilities are within established reserves. However, in the case of the third MEPP, we have been unable to ascertain the validity and accuracy of the assumptions used and the potential impact on the withdrawal liability. In addition, this fund changed certain assumptions, which significantly increased the underfunded liability of the plan. Therefore, given the uncertainties around the accuracy of the information used to calculate our withdrawal liability, we are unable to estimate the impact, if any, these changes may have on our withdrawal liability. As such, our estimated withdrawal liability is based on our previous estimate. If the ultimate assessment includes a material change with which we disagree, we intend to contest the assessment using all available means.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 27, 2014 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 27, 2014 was an unrealized loss of $0.6 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted variable rate debt that was not modified by interest rate swaps. As of December 27, 2014, this debt amount was $65.1 million. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $1.0 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.3 million or 33.9%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.2 million or 21.4%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of December 27, 2014, we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at December 27, 2014 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.2 million.
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
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued Notices of Violations to four of our facilities. Audits of six other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 28, 2014 - November 1, 2014	—	$—	—	$42,523,386
November 2, 2014 - November 29, 2014	37,601	$65.09	37,601	$40,075,944
November 30, 2014 - December 27, 2014	15,300	$65.69	15,300	$39,070,821
Total	52,901	$65.26	52,901	$39,070,821
As of December 27, 2014, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. Under this repurchase program, we repurchased 52,901 shares in open market transactions totaling $3.5 million for the three months ended December 27, 2014 and 53,800 shares totaling $3.2 million for the three months ended December 28, 2013. We repurchased 118,101 shares totaling $7.1 million for the six months ended December 27, 2014 and 94,019 shares totaling $5.4 million for the six months ended December 28, 2013. As of December 27, 2014, we had $39.1 million remaining under this authorization.

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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended December 27, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	January 27, 2015	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

Date:	January 27, 2015	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)