Form 10-Q
period 2015-03-28
G&K SERVICES INC
filed 2015-04-30
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
April 27, 2015 was 19,992,070 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 28, 2015	June 28, 2014
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,328	$37,118
Accounts receivable, less allowance for doubtful accounts of $3,745 and $3,697	96,934	100,193
Inventory	40,102	38,423
Merchandise in service	129,643	124,111
Other current assets	18,671	27,250
Total current assets	298,678	327,095
Property, plant and equipment, less accumulated depreciation of $377,138 and $368,672	213,239	201,382
Goodwill	324,289	333,214
Other assets	63,026	61,828
Total assets	$899,232	$923,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$49,775	$44,600
Accrued expenses and other current liabilities	69,275	72,640
Deferred income taxes	26,088	26,306
Current maturities of long-term debt	337	792
Total current liabilities	145,475	144,338
Long-term debt, net of current maturities	229,000	266,230
Deferred income taxes	16,824	17,214
Other noncurrent liabilities	121,321	121,693
Total liabilities	512,620	549,475
Stockholders' Equity
Common stock, $0.50 par value	9,985	9,956
Additional paid-in capital	74,251	62,864
Retained earnings	313,219	297,237
Accumulated other comprehensive income (loss)	(10,843)	3,987
Total stockholders' equity	386,612	374,044
Total liabilities and stockholders' equity	$899,232	$923,519
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
(In thousands, except per share data)
Rental and direct sale revenue	$233,514	$225,046	$701,065	$671,188
Operating Expenses
Cost of rental and direct sale revenue	154,573	150,284	463,018	443,109
Pension withdrawal and associated expenses	6,500	8,167	6,500	9,854
Selling and administrative	50,840	48,521	154,472	148,886
Total operating expenses	211,913	206,972	623,990	601,849
Income from Continuing Operations	21,601	18,074	77,075	69,339
Interest expense	1,745	1,560	5,463	4,707
Income from Continuing Operations before Income Taxes	19,856	16,514	71,612	64,632
Provision for income taxes	7,427	6,123	25,862	24,288
Net Income from Continuing Operations	12,429	10,391	45,750	40,344
Net loss from discontinued operations	—	(181)	—	(8,393)
Net Income	$12,429	$10,210	$45,750	$31,951

Basic Earnings (Loss) per Common Share:
From continuing operations	$0.62	$0.52	$2.29	$2.04
From discontinued operations	$—	$(0.01)	$—	$(0.43)
Basic earnings per share	$0.62	$0.51	$2.29	$1.61

Diluted Earnings (Loss) per Common Share:
From continuing operations	$0.61	$0.51	$2.24	$2.00
From discontinued operations	$—	$(0.01)	$—	$(0.42)
Diluted earnings per share	$0.61	$0.50	$2.24	$1.58

Weighted average number of shares outstanding, basic	19,679	19,657	19,653	19,545
Weighted average number of shares outstanding, diluted	20,074	19,996	20,037	19,924

Dividends Declared per Share	$0.31	$0.27	$0.93	$0.81
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
(In thousands)
Net income	$12,429	$10,210	$45,750	$31,951
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,427)	(4,453)	(20,475)	(6,632)
Amortization of actuarial loss on pension benefit obligations	608	453	1,825	1,359
Derivative financial instruments loss recognized	(6)	(78)	(27)	(324)
Derivative financial instruments loss reclassified	132	134	405	397
Other comprehensive loss before income taxes	(7,693)	(3,944)	(18,272)	(5,200)
Income tax benefit	(1,006)	(767)	(3,442)	(576)
Other comprehensive loss, net of taxes	(6,687)	(3,177)	(14,830)	(4,624)
Total comprehensive income	$5,742	$7,033	$30,920	$27,327
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance June 28, 2014	19,912	$9,956	$62,864	$297,237	$3,987	$374,044
Total comprehensive income (loss)	—	—	—	45,750	(14,830)	30,920
Stock options exercised, net of shares surrendered	206	103	4,004	—	—	4,107
Issuance of restricted stock, net	54	27	(27)	—	—	—
Share-based compensation	—	—	5,320	—	—	5,320
Shares withheld for taxes under our equity compensation plans	(29)	(14)	(1,586)	—	—	(1,600)
Repurchase of common stock	(175)	(87)	—	(11,071)	—	(11,158)
Excess tax benefit from share-based compensation	—	—	3,676	—	—	3,676
Cash dividends ($0.93 per share)	—	—	—	(18,697)	—	(18,697)
Balance March 28, 2015	19,968	$9,985	$74,251	$313,219	$(10,843)	$386,612
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 28, 2015	March 29, 2014
(In thousands)
Operating Activities:
Net income	$45,750	$31,951
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	23,873	23,152
Loss on sale of businesses	—	12,837
Pension withdrawal and associated expenses	6,500	9,854
Deferred income taxes	3,624	16,457
Share-based compensation	5,320	4,575
Changes in operating items, exclusive of acquisitions and divestitures -
Accounts receivable	268	(8,565)
Inventory and merchandise in service	(9,518)	(7,478)
Accounts payable	6,224	(4,154)
Other	(1,175)	(36,087)
Net cash provided by operating activities	80,866	42,542
Investing Activities:
Capital expenditures	(40,022)	(23,172)
Divestiture of businesses	—	6,641
Net cash used for investing activities	(40,022)	(16,531)
Financing Activities:
Repayments of long-term debt	(675)	(18)
Repayments of revolving credit facilities, net	(36,962)	—
Cash dividends paid	(18,542)	(16,057)
Net issuance of common stock, under stock option plans	4,107	8,582
Repurchase of common stock	(11,158)	(8,619)
Shares withheld for taxes under our equity compensation plans	(1,600)	(1,329)
Excess tax benefit from share-based compensation	3,676	3,801
Net cash used for financing activities	(61,154)	(13,640)
Effect of Exchange Rates on Cash	(3,480)	(1,426)
(Decrease) Increase in Cash and Cash Equivalents	(23,790)	10,945
Cash and Cash Equivalents:
Beginning of period	37,118	38,590
End of period	$13,328	$49,535

Supplemental Cash Flow Information:
Cash paid for -
Interest	$4,123	$3,405
Income taxes	$13,187	$25,465
Supplemental Non-cash Investing Information:
Capital expenditures included in accounts payable	$2,862	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company," "we," "our," "us" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014 ("fiscal 2014"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of March 28, 2015, and the results of our operations for the three and nine months ended March 28, 2015 and March 29, 2014 and our cash flows for the nine months ended March 28, 2015 and March 29, 2014.
The results of operations for the three and nine month periods ended March 28, 2015 and March 29, 2014 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2014 Annual Report on Form 10-K.
2. Contingent Liabilities
Environmental Matters
From time-to-time, we are involved in environmental-related proceedings by certain governmental agencies, which relate primarily to allegedly operating certain facilities in noncompliance with required permits. In addition to these proceedings, in the normal course of our business, we are subject to, among other things, periodic inspections by regulatory agencies, and we are involved in the remediation of various properties. As of March 28, 2015 and June 28, 2014, we had reserves of approximately $1,100 and $900, respectively, related to these matters. There was $174 and $70 of expense for these matters for the three months ended March 28, 2015 and March 29, 2014, respectively, and, $529 and $353 for the nine months ended March 28, 2015 and March 29, 2014, respectively.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued Notices of Violations to four of our facilities. Audits of eight other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. We are negotiating, on a global basis, to settle with the OFCCP all previously issued Notices of Violations and to resolve all open audits. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
See Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements for information regarding disputed amounts related to our withdrawal from the Central States Southeast and Southwest Areas Pension Fund and other multi-employer pension plans.
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
In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in financial statements to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for us beginning in the first quarter of fiscal 2017. We anticipate the implementation of this guidance will not have a material impact on the presentation of our financial position and no impact on our results of operations or cash flows.
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
We do not have any Level 3 assets or liabilities and we did not transfer any items between fair value levels during the first three quarters of fiscal years 2014 or 2015.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of March 28, 2015 and June 28, 2014:

	As of March 28, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,916	$—	$3,916
Equity and fixed income mutual funds	30,106	—	30,106
Cash surrender value of life insurance policies	—	14,678	14,678
Total assets	$34,022	$14,678	$48,700
Accrued expenses:
Derivative financial instruments	$—	$374	$374
Total liabilities	$—	$374	$374

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,309	$—	$3,309
Equity and fixed income mutual funds	29,358	—	29,358
Cash surrender value of life insurance policies	—	14,287	14,287
Total assets	$32,667	$14,287	$46,954
Accrued expenses:
Derivative financial instruments	$—	$930	$930
Total liabilities	$—	$930	$930
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the Company's non-qualified deferred compensation plan.
The following tables summarize the fair values of assets and liabilities that are recorded at historical cost as of March 28, 2015 and June 28, 2014:

	As of March 28, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$13,328	$—	$13,328
Total assets	$13,328	$—	$13,328
Current maturities of long-term debt	$—	$337	$337
Long-term debt, net of current maturities	$—	$230,673	$230,673
Total liabilities	$—	$231,010	$231,010

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$37,118	$—	$37,118
Total assets	$37,118	$—	$37,118
Current maturities of long-term debt	$—	$792	$792
Long-term debt, net of current maturities	—	263,191	263,191
Total liabilities	$—	$263,983	$263,983
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
Approximately 58% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at March 28, 2015.
As of March 28, 2015 and June 28, 2014, we had $374 and $930, respectively, of liabilities on interest rate swap contracts that are classified as "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $1,290 net gain deferred in accumulated other comprehensive income as of March 28, 2015, a $91 loss is expected to be reclassified to interest expense in the next 12 months.
As of March 28, 2015 and June 28, 2014, all derivative financial instruments were designated as hedging instruments.
As of March 28, 2015, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month London Interbank Offered Rate ("LIBOR"), all of which mature in the next 12 months. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of March 28, 2015. These interest rate swap contracts are highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
See Note 18, "Subsequent Events," of the Notes to the Condensed Consolidated Financial Statements for an interest rate swap transaction executed subsequent to March 28, 2015.
6. Income Taxes
Our effective tax rate decreased to 36.1% in the nine months ended March 28, 2015 from 37.6% in the nine months ended March 29, 2014. The decrease in the effective tax rate was driven primarily by the release of uncertain tax position accruals in the current year as a result of the expiration of certain tax statutes and the resolution of an uncertain tax position related to fiscal years 2005 to 2007.
7. Earnings Per Share
Accounting Standards Codification (ASC) 260-10-45, Participating Securities and the Two-Class Method (ASC 260-10-45), addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Certain restricted stock awards granted under our Equity Plans are considered participating securities as these awards receive non-forfeitable dividends at the same rate as common stock.

The computations of our basic and diluted earnings per share are set forth below:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income from continuing operations	$12,429	$10,391	$45,750	$40,344
Less: Income allocable to participating securities	(235)	(142)	(771)	(560)
Net income from continuing operations available to common stockholders	$12,194	$10,249	$44,979	$39,784
Net loss from discontinued operations	—	(181)	—	(8,393)
Net income available to common stockholders	$12,194	$10,068	$44,979	$31,391
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,679	19,657	19,653	19,545
Basic earnings (loss) per common share:
From continuing operations	$0.62	$0.52	$2.29	$2.04
From discontinued operations	$—	$(0.01)	$—	$(0.43)
Basic earnings per share	$0.62	$0.51	$2.29	$1.61
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,679	19,657	19,653	19,545
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	395	339	384	379
Weighted average shares outstanding, diluted	20,074	19,996	20,037	19,924
Diluted earnings (loss) per common share:
From continuing operations	$0.61	$0.51	$2.24	$2.00
From discontinued operations	$—	$(0.01)	$—	$(0.42)
Diluted earnings per share	$0.61	$0.50	$2.24	$1.58
We excluded potential common shares related to certain of our outstanding equity compensation grants of 4,000 and 109,000 for the three months ended March 28, 2015 and March 29, 2014, respectively, and 80,000 and 128,000 for the nine months ended March 28, 2015 and March 29, 2014, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8. Inventory and Merchandise In Service
The components of inventory as of March 28, 2015 and June 28, 2014 are as follows:

	March 28, 2015	June 28, 2014
Raw materials	$9,677	$7,952
Work in process	1,868	1,279
Finished goods	28,557	29,192
Total inventory	$40,102	$38,423
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain merchandise in service assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1,270 and $5,346, net income by $806 and $3,366 and basic and diluted earnings per common share by $0.04 and $0.17 for the three and nine months ended March 29, 2014, respectively. The effect of the change in estimate is not material for the three and nine months ended March 28, 2015.

9. Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 28, 2014	$270,045	$63,169	$333,214
Foreign currency translation and other	—	(8,925)	(8,925)
Balance as of March 28, 2015	$270,045	$54,244	$324,289
10. Long-Term Debt
Long-term debt as of March 28, 2015 and June 28, 2014 consists of the following:

	March 28, 2015	June 28, 2014
Borrowings under $250 million Revolver	$25,900	$65,925
Borrowings under $75 million Variable Rate Notes	75,000	75,000
Borrowings under $50 million A/R Line	28,100	25,075
Borrowings under $100 million Fixed Rate Notes	100,000	100,000
Capital leases and other	337	1,022
	229,337	267,022
Less current maturities	(337)	(792)
Total long-term debt	$229,000	$266,230
We have a $250,000 unsecured revolving credit facility with a syndicate of banks, which expires on March 7, 2017. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted London Interbank Offered Rate ("LIBOR") for specified interest periods plus a margin, which can range from 1.00% to 2.00%, depending on our consolidated leverage ratio.
As of March 28, 2015, there was $25,900 outstanding under this facility and $636 in letters of credit outstanding under this facility primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of March 28, 2015, there is a fee of 0.20% of the unused daily balance of this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of March 28, 2015:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.70
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	20.99
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of March 28, 2015 under this facility bear interest at a weighted average effective rate of 1.56%.
Amounts outstanding under this facility were refinanced on April 15, 2015. See Note 18, "Subsequent Events," of the Notes to the Condensed Consolidated Financial Statements.
We have $75,000 of variable rate unsecured private placement notes bearing interest at 0.60% over LIBOR and are scheduled to mature on June 30, 2015. The notes do not require principal payments until maturity. Interest payments are reset and paid on a quarterly basis. As of March 28, 2015, the outstanding balance of the notes was $75,000 at an effective interest rate of 0.86%. The notes require that we maintain a minimum net worth of $358,999 as of March 28, 2015. We currently plan to repay these notes on their maturity date using borrowings from our new revolving credit facility, so we continue to classify the $75,000 as long-term debt in the Condensed Consolidated Balance Sheets.
We maintain a $50,000 accounts receivable securitization facility, which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of March 28, 2015, there was $28,100 outstanding under this securitization facility and there were $21,900 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of March 28, 2015 under this facility bear interest at an average effective interest rate of 0.92%.
We have $100,000 of fixed rate unsecured senior notes with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of March 28, 2015, the outstanding balance of the notes was $100,000 at an effective interest rate of 3.81%.
See Note 5, "Derivative Financial Instruments," of the Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
11. Other Assets and Other Noncurrent Liabilities
Other assets as of March 28, 2015 and June 28, 2014 included the following:

	March 28, 2015	June 28, 2014
Executive deferred compensation plan assets	$34,022	$32,667
Cash surrender value of life insurance policies	14,678	14,287
Customer contracts, net	4,923	6,448
Other assets	10,991	10,603
Less portion classified as current assets	(1,588)	(2,177)
Total other assets	$63,026	$61,828
Customer contracts are as follows:

	March 28, 2015	June 28, 2014
Customer contracts	$20,219	$23,838
Accumulated amortization	(15,296)	(17,390)
Net	$4,923	$6,448
The customer contracts associated with business combinations include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 11 years.
Amortization expense was $1,560 and $2,083 for the nine months ended March 28, 2015 and March 29, 2014, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 28, 2015 is as follows:

2015 remaining	$364
2016	1,393
2017	1,198
2018	416
2019	183
2020	171
Other noncurrent liabilities as of March 28, 2015 and June 28, 2014 included the following:

	March 28, 2015	June 28, 2014
Multi-employer pension withdrawal liability	$30,265	$28,516
Pension plan liability	14,679	15,422
Executive deferred compensation plan liability	32,534	30,584
Supplemental executive retirement plan liability	16,731	16,814
Accrued income taxes	8,700	12,043
Workers' compensation liability	14,376	14,837
Other liabilities	4,036	3,477
Total other noncurrent liabilities	$121,321	$121,693

12. Share-Based Compensation
We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the requisite service period. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, canceled, expire or restrictions lapse, we recognize adjustments to income tax expense or additional paid-in capital. Total compensation expense related to share-based awards was $1,894 and $1,370 for the three months ended March 28, 2015 and March 29, 2014, respectively, and $5,208 and $4,575 for the nine months ended March 28, 2015 and March 29, 2014, respectively. The number of options exercised and restricted stock vested since June 28, 2014, was 330,000 shares.
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
13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our defined benefit pension plan and related SERP plans for all participants.
The components of net periodic pension cost for these plans for the three months ended March 28, 2015 and March 29, 2014 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Interest cost	$1,012	$992	$185	$189
Expected return on assets	(1,226)	(1,159)	—	—
Amortization of net loss	504	409	98	36
Net periodic pension cost	$290	$242	$283	$225
The components of net periodic pension cost for these plans for the nine months ended March 28, 2015 and March 29, 2014 are as follows:

	Pension Plan		SERP
	Nine Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Interest cost	$3,036	$2,976	$555	$567
Expected return on assets	(3,678)	(3,478)	—	—
Amortization of net loss	1,512	1,227	294	108
Net periodic pension cost	$870	$725	$849	$675
During the first nine-months of fiscal year 2015, we contributed approximately $145 to the pension plan.

Multi-Employer Pension Plans
Historically, we participated in five collectively bargained, union sponsored multi-employer pension plans ("MEPPs"). Consistent with the accounting for defined contribution plans, we previously recorded the required cash contributions to the MEPPs as an expense in the period incurred and recognized a liability for any contributions due and unpaid. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. An employer's accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable.
We no longer participate in any MEPPs in the United States.
As previously disclosed in our Form 10-Q for the quarterly period ended December 27, 2014, we have received formal demand notices from four of the MEPPs to which we previously contributed and do not expect to receive a demand from the fifth as it is believed to be fully funded. Internally and with outside experts, we evaluated each of the demand notices to determine the appropriateness thereof. We have determined that the demanded amounts are appropriate for two of the MEPPs. With respect to these MEPPs, the withdrawal liabilities are within previously established reserves. However, in the case of the other two MEPPs, we either do not agree with the payment demands or are unable to ascertain the validity and accuracy of the assumptions used. Specifically, in the case of Central States Southeast and Southwest Areas Pension Fund ("Central States Fund"), we believe that, in calculating our withdrawal amount, the Central States Fund has not extended appropriate credit for our partial withdrawal payments as required by applicable law and regulations.
During the third quarter of fiscal year 2015, we entered into settlement discussions and/or requested additional information from the two MEPPs with whose demands we disagree. While we believe our positions are strong, we did so for various reasons, including the costs associated with arbitration and litigation proceedings and future interest expense. In accordance with accounting guidance for contingencies (ASC 450), in the quarter ended March 28, 2015, we increased our reserves by $6,500 to reflect the impact of these offers and other information received. While we cannot offer any assurance that we will be successful in our negotiations, we do not expect the final resolution of these matters to have a material adverse effect on our results of operations in the period of resolution. However, the ultimate resolution may result in the payment of the entire withdrawal liability or liabilities in the period of resolution, which would be material to our cash flow from operations for that period.
Total pretax charges related to the exit from these MEPPs were $6,500 for the three and nine month periods ended March 28, 2015, respectively, and $8,167 and $9,854 for the three and nine month periods ended March 29, 2014, respectively. Total remaining reserves for all MEPPs as of March 28, 2015 are $34,546.
During the nine months ended March 28, 2015 and March 29, 2014, we made total payments related to our withdrawal liabilities of $2,922 and $1,693 respectively.
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
We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended March 28, 2015 and March 29, 2014 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
March 28, 2015
Revenues	$200,005	$33,509	$—	$233,514
Income from continuing operations	17,880	3,721	—	21,601
Total assets	858,611	128,893	(88,272)	899,232
Depreciation and amortization expense	7,181	855	—	8,036
March 29, 2014
Revenues	$188,058	$36,988	$—	$225,046
Income from continuing operations	12,987	5,087	—	18,074
Total assets	864,349	161,761	(103,569)	922,541
Depreciation and amortization expense	6,730	995	—	7,725

For the Nine Months Ended	United States	Canada	Elimination	Total
March 28, 2015
Revenues	$594,803	$106,262	$—	$701,065
Income from continuing operations	64,660	12,415	—	77,075
Total assets	858,611	128,893	(88,272)	899,232
Depreciation and amortization expense	21,089	2,784	—	23,873
March 29, 2014
Revenues	$559,821	$111,367	$—	$671,188
Income from continuing operations	56,716	12,623	—	69,339
Total assets	864,349	161,761	(103,569)	922,541
Depreciation and amortization expense	20,015	3,137	—	23,152

15. Share Repurchase
As of March 28, 2015, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. Under this repurchase program, we repurchased 56,597 shares in open market transactions totaling $4,064 for the three months ended March 28, 2015 and 52,800 shares totaling $3,213 for the three months ended March 29, 2014. We repurchased 174,698 shares totaling $11,158 for the nine months ended March 28, 2015 and 146,819 shares totaling $8,619 for the nine months ended March 29, 2014. As of March 28, 2015, we had $35,006 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three and nine months ended March 28, 2015 and March 29, 2014 were as follows:

	Three Months Ended March 28, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at December 27, 2014	$13,621	$(18,988)	$1,211	$(4,156)
Other comprehensive loss before reclassifications	(7,146)	—	(3)	(7,149)
Reclassifications from net accumulated other comprehensive income	—	379	83	462
Net current period other comprehensive income (loss)	(7,146)	379	80	(6,687)
Accumulated other comprehensive income (loss) at March 28, 2015	$6,475	$(18,609)	$1,291	$(10,843)

	Nine Months Ended March 28, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Other comprehensive loss before reclassifications	(16,207)	—	(16)	(16,223)
Reclassifications from net accumulated other comprehensive income	—	1,139	254	1,393
Net current period other comprehensive income (loss)	(16,207)	1,139	238	(14,830)
Accumulated other comprehensive income (loss) at March 28, 2015	$6,475	$(18,609)	$1,291	$(10,843)

	Three Months Ended March 29, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at December 28, 2013	$22,072	$(15,084)	$954	$7,942
Other comprehensive loss before reclassifications	(3,497)	—	(50)	(3,547)
Reclassifications from net accumulated other comprehensive income	—	283	87	370
Net current period other comprehensive income (loss)	(3,497)	283	37	(3,177)
Accumulated other comprehensive income (loss) at March 29, 2014	$18,575	$(14,801)	$991	$4,765

	Nine Months Ended March 29, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 29, 2013	$24,093	$(15,650)	$946	$9,389
Other comprehensive loss before reclassifications	(5,518)	—	(204)	(5,722)
Reclassifications from net accumulated other comprehensive income	—	849	249	1,098
Net current period other comprehensive income (loss)	(5,518)	849	45	(4,624)
Accumulated other comprehensive income (loss) at March 29, 2014	$18,575	$(14,801)	$991	$4,765
Amounts reclassified from accumulated other comprehensive income for the three and nine months ended March 28, 2015 and March 29, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Losses on derivative financial instruments:
Interest rate swap contracts	$132	$134	$405	$397	(a)
Tax benefit	(49)	(47)	(151)	(148)
Total, net of tax	83	87	254	249
Pension benefit liabilities:
Amortization of net loss	608	453	1,825	1,359	(b)
Tax benefit	(229)	(170)	(686)	(510)
Total, net of tax	379	283	1,139	849
Total amounts reclassified, net of tax	$462	$370	$1,393	$1,098

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

17. Discontinued Operations
In fiscal year 2014, we sold our Direct Sale Program business ("Program Business") and Ireland business ("Ireland Business"), which met the requirements to be presented as discontinued operations and accordingly, the results of these operations have been reclassified to discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations. Both of these businesses were previously included in our United States operating segment.

Total aggregate gross proceeds from the sales were $6,641. Summarized financial information for discontinued operations is shown below:

	Three Months Ended	Nine Months Ended
	March 29, 2014	March 29, 2014
Rental and direct sale revenue from discontinued operations	$208	$17,844
Loss before income taxes	(418)	(279)

Loss, net of tax	(227)	(141)
Income (Loss) on sale and other adjustments, net of tax	46	(8,252)
Net loss from discontinued operations	$(181)	$(8,393)

Nine Months Ended
March 29, 2014
Loss in excess of carrying value of Program Business	$(11,559)
Transaction and related costs	(675)
Loss on sale of Program Business	(12,234)
Loss on sale of Ireland Business	(603)
Pretax loss on sale of businesses	(12,837)
Income tax benefit	4,585
Loss on sale and other adjustments, net of tax	$(8,252)

18. Subsequent Events

On April 15, 2015, we refinanced our existing $250,000 unsecured revolving credit facility, which was scheduled to expire on March 7, 2017, with a new five-year $350,000 revolving credit facility maturing on April 15, 2020. Domestic U.S. Dollar borrowings under the new facility bears interest between 1.00% to 1.75% over LIBOR, depending on our leverage ratio and can be expanded by $200,000, to a total of $550,000. As of April 15, 2015, there was $30,000 outstanding under this facility at a weighted average effective rate of 1.44%. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $45,000 in letters of credit. We intend to use this facility to repay our $75,000 of variable rate unsecured private placement notes which mature on June 30, 2015.

The material covenants required under the new credit facility are the same as those set forth in our existing credit facility as of March 28, 2015, which are described in Note 10, "Long-Term Debt," of the Notes to the Condensed Consolidated Financial Statements.

In addition, on April 1, 2015, we entered into a long-term interest rate swap for $75,000 which will limit our exposure to interest rate risk where we will pay fixed rates of interest and receive variable rates of interest based on the one-month LIBOR. We will have an effective interest rate of 2.35%. The 15-year swap contract has a forward start date of July 1, 2016 and is a highly effective cash flow hedge.

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
We continue to drive this same strategy in fiscal year 2015. Our approach has four parts:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence
4. Strengthen our high performing team
To measure the progress of our strategy, in fiscal year 2014 we established long-term financial goals called the "12+ Plan," which includes achieving 12% operating margin, 12% ROIC, plus an added focus on revenue growth, within a two to four year time frame. In the second quarter of fiscal year 2015, we achieved the first of these two targets by achieving a 12.1% operating income margin. We are also focused on maximizing free cash flow, which we define as net cash provided by operating activities less investments in property, plant and equipment.
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
Inventory and Merchandise In Service
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. During the fourth quarter of fiscal year 2013, we completed an analysis of certain merchandise in service assets which resulted in the estimated useful lives for these assets being extended to better reflect the estimated periods in which the assets will remain in service. The effect of the change in estimate increased income from operations by $1.3 million and $5.3 million, net income by $0.8 million and $3.4 million and basic and diluted earnings per common share by $0.04 and $0.17 for the three and nine months ended March 29, 2014. The effect of the change in estimate is not material for the three and nine months ended March 28, 2015.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine month periods ended March 28, 2015 and March 29, 2014, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Nine Months Ended		Percentage Change
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	Three Months FY 2015 vs. FY 2014	Nine Months FY 2015 vs. FY 2014
Rental and direct sale revenue	100.0%	100.0%	100.0%	100.0%	3.8%	4.5%

Cost of rental and direct sale revenue	66.2	66.8	66.0	66.0	2.9	4.5
Gross margin	33.8	33.2	34.0	34.0	5.6	4.4
Pension withdrawal and associated expenses	2.8	3.6	0.9	1.5	(20.4)	(34.0)
Selling and administrative	21.8	21.6	22.0	22.2	4.8	3.8
Income from continuing operations	9.3	8.0	11.0	10.3	19.5	11.2
Interest expense	0.7	0.7	0.8	0.7	11.9	16.1
Income from continuing operations before income taxes	8.5	7.3	10.2	9.6	20.2	10.8
Provision for income taxes	3.2	2.7	3.7	3.6	21.3	6.5
Net income from continuing operations	5.3	4.6	6.5	6.0	19.6	13.4
Net loss from discontinued operations	—	(0.1)	—	(1.3)
Net income	5.3%	4.5%	6.5%	4.8%	21.7%	43.2%
Three months ended March 28, 2015 compared to three months ended March 29, 2014
Rental and Direct Sale Revenue. Total revenue in the third quarter of fiscal 2015 increased $8.5 million or 3.8% to $233.5 million from $225.0 million in the third quarter of fiscal 2014. Our organic growth rate was 5.4% compared to 4.9% in the same period of the prior fiscal year. The 5.4% organic growth rate in the current quarter was driven by record new account sales over the past 12 months, improved merchandise recovery billings and pricing. The positive organic growth was offset by the negative impact of foreign currency translation rates. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.

Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 2.9% to $154.6 million in the third quarter of fiscal 2015 from $150.3 million in the same period of fiscal 2014. Excluding the $1.3 million benefit from the change in merchandise lives recorded in the prior year, gross margin improved 110 basis points in the current year. This improvement was primarily due to significantly lower energy costs, continued productivity improvements in our laundry operations, lower payroll taxes and the favorable impact of fixed costs absorbed over a higher revenue base. These favorable items were partially offset by higher merchandise expense resulting from higher new account sales, a greater mix of higher priced specialty garments and higher workers compensation expense.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $6.5 million in the third quarter of fiscal 2015 and a charge of $8.2 million in the third quarter of fiscal 2014 related to our withdrawal from all MEPPs.
Selling and Administrative. Selling and administrative expenses increased 4.8% to $50.8 million in the third quarter of fiscal 2015 from $48.5 million in the same period of fiscal 2014. As a percentage of total revenues, selling and administrative expenses increased to 21.8% in the third quarter of fiscal 2015 from 21.6% in the third quarter of fiscal 2014. The increase as a percentage of revenue was primarily due to higher equity compensation, workers compensation and bad debt expense.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014	Change
United States	$17,880	$12,987	$4,893
Canada	3,721	5,087	(1,366)
Total	$21,601	$18,074	$3,527
United States. Income from operations increased $4.9 million to $17.9 million in the third quarter of fiscal 2015 from $13.0 million in the same period of fiscal 2014. The current year and prior year operating income included additional expense of $6.5 million and $8.2 million, respectively, associated with our MEPP withdrawal liability and a $1.1 million benefit from the change in merchandise lives previously reported. Excluding these items, income from operations increased $4.3 million. The increase was primarily driven by additional income from increased revenue, lower energy costs and improved productivity in our laundry operations. These favorable items were partially offset by higher merchandise expense and workers compensation.
Canada. Income from operations decreased $1.4 million in the third quarter of fiscal 2015 compared to the same period of fiscal 2014. The prior year operating income included a $0.2 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations decreased $1.2 million. The decrease was primarily driven by the decline in the Canadian foreign exchange rate, higher selling costs and higher delivery costs. The unfavorable items were partially offset by lower energy costs, lower vehicle maintenance costs and improved productivity in our laundry operations.
Interest Expense. Interest expense was $1.7 million in the third quarter of fiscal 2015, an increase from the $1.6 million reported in the same period of fiscal 2014. The increased interest expense was due to higher average debt balances resulting from the payment of the special dividend in the fourth quarter of fiscal 2014, partially offset by lower average interest rates.
Provision for Income Taxes. Our effective tax rate increased to 37.4% in the third quarter of fiscal 2015 from 37.1% in the same period of fiscal 2014. The increase in the effective tax rate was driven primarily by state tax credits generated in the prior fiscal year.
Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our Condensed Consolidated Statements of Operations. The pretax loss recognized in the third quarter of fiscal year 2014 relates to two days of operations for the Program Business and adjustments to the final sales price. See Note 17, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.

Nine months ended March 28, 2015 compared to nine months ended March 29, 2014
Rental and Direct Sale Revenue. Total revenue in the first nine months of fiscal 2015 increased $29.9 million or 4.5% to $701.1 million from $671.2 million in the first nine months of fiscal 2014. Our organic growth rate was 5.7% compared to 4.1% in the same period of the prior fiscal year. The 5.7% organic growth rate in the current year was driven by strong new account sales, higher merchandise recovery billings, pricing and an increase in direct sales revenue. The positive organic growth was offset by the negative impact of foreign currency translation rates. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 4.5% to $463.0 million in the first nine months of fiscal 2015 from $443.1 million in the same period of fiscal 2014. Excluding the $5.3 million benefit from the change in merchandise lives recorded in the prior year, gross margin improved 80 basis points in the current year. This improvement was primarily due to continued productivity improvements in our laundry and delivery operations, the favorable impact of fixed costs absorbed over a higher revenue base and lower energy costs. These favorable items were partially offset by higher merchandise and workers compensation expense.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans," of the Notes to the Condensed Consolidated Financial Statements, we recorded a charge of $6.5 million in the first nine months of fiscal 2015 and a charge of $9.9 million in the first nine months of fiscal 2014 related to our withdrawal from all MEPPs.
Selling and Administrative. Selling and administrative expenses increased 3.8% to $154.5 million in the first nine months of fiscal 2015 from $148.9 million in the same period of fiscal 2014. As a percentage of total revenues, selling and administrative expenses decreased to 22.0% in the first nine months of fiscal 2015 from 22.2% in the first nine months of fiscal 2014. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base, offset by higher sales commissions.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Nine Months Ended
	March 28, 2015	March 29, 2014	Change
United States	$64,660	$56,716	$7,944
Canada	12,415	12,623	(208)
Total	$77,075	$69,339	$7,736
United States. Income from operations increased $7.9 million to $64.7 million in the first nine months of fiscal 2015 from $56.7 million in the same period of fiscal 2014. The current year and prior year operating income included additional expense of $6.5 million and $9.9 million, respectively, associated with our MEPP withdrawal liability and a $4.6 million benefit from the change in merchandise lives previously reported. Excluding these items, income from operations increased $9.1 million. The increase was primarily driven by additional income from increased revenue, lower energy costs and improved productivity in our laundry operations. These favorable items were partially offset by higher merchandise expense.
Canada. Income from operations decreased $0.2 million in the first nine months of fiscal 2015 compared to the same period of fiscal 2014. The prior year operating income included a $0.7 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations increased $0.5 million. The increase was primarily driven by additional income from increased revenue, improved productivity in our laundry operations, lower vehicle maintenance costs, lower energy costs and lower environmental related expenses. These favorable items were partially offset by a decrease in the Canadian foreign exchange rate and higher selling expenses due to higher staffing levels and higher commissions.
Interest Expense. Interest expense was $5.5 million in the first nine months of fiscal 2015, an increase from the $4.7 million reported in the same period of fiscal 2014. The increased interest expense was due to higher average debt balances resulting from the payment of the special dividend in the fourth quarter of fiscal 2014, partially offset by lower average interest rates.
Provision for Income Taxes. Our effective tax rate decreased to 36.1% in the first nine months of fiscal 2015 from 37.6% in the same period of fiscal 2014. The decrease in the effective tax rate was driven primarily by the release of uncertain tax position accruals in the current year as a result of the expiration of certain tax statutes and the resolution of an uncertain tax position related to fiscal years 2005 to 2007.
Discontinued Operations. In the second quarter of fiscal 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Program Business. These businesses have been reflected as discontinued operations in our

Condensed Consolidated Statements of Operations. The pretax loss recognized includes the loss on sale totaling $12.8 million and a loss from the discontinued operations totaling $0.3 million. See Note 17, "Discontinued Operations," of the Notes to the Condensed Consolidated Financial Statements for additional information.
Liquidity, Capital Resources and Financial Condition
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock under stock option plans. Primary uses of cash are working capital needs, capital expenditures, acquisitions, dividends, share repurchases and general corporate purposes.
Working capital at March 28, 2015 was $153.2 million, a $29.6 million decrease from $182.8 million at June 28, 2014. The decrease in working capital is primarily due to the repatriation of cash from our Canadian operations, which was used to pay down our existing revolving credit facility. This decrease was offset by an increase in merchandise in service to support our revenue growth. As of March 28, 2015, approximately $8.3 million of cash was held in our Canadian subsidiaries, none of which was considered to be permanently reinvested and therefore could be repatriated without significant additional income tax consequences.
Operating Activities. Net cash provided by operating activities increased $38.4 million to $80.9 million in the first nine months of fiscal 2015 from $42.5 million in the same period of fiscal 2014. The increase was primarily due to higher net income, better working capital management related to both accounts receivable and accounts payable in the current fiscal year, and lower federal income tax payments.
Investing Activities. Net cash used for investing activities was $40.0 million in the first nine months of fiscal 2015 compared to $16.5 million in the same period of fiscal 2014. The increase was primarily due to increased capital expenditures related to certain information technology projects and expanding our plant capacity and the divestiture of our Program and Ireland businesses in the prior fiscal year.
Financing Activities. Cash used for financing activities was $61.2 million in the first nine months of fiscal 2015 compared to $13.6 million in the same period of fiscal 2014. The change was primarily due to repayments on our revolving credit facility resulting from the repatriation of Canadian cash, an increase in our quarterly dividend from $0.27 to $0.31, an increase in the repurchase of our common stock and a decrease in the proceeds from exercise of employee stock options.
See Note 10, "Long-Term Debt," and Note 18, "Subsequent Events," of the Notes to the Condensed Consolidated Financial Statements for details of our long-term debt and information on the refinancing of our revolving credit facility and interest rate swap transactions executed subsequent to the third quarter of fiscal 2015.
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
At March 28, 2015, we had approximately $223.5 million of available capacity under our revolving and accounts receivable credit facilities, of which our revolving credit facility contributes all of the liquidity. We anticipate that our cash flows from operations and our available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal 2015. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal 2015 will be approximately $52.5 million.
Off Balance Sheet Arrangements
At March 28, 2015, we had approximately $22.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.3 million and $0.2 million in the third quarter of fiscal 2015 and fiscal 2014, respectively. At June 28, 2014, the fair value of our pension plan assets totaled $76.0 million.
On December 31, 2006, we froze our defined benefit pension plan and related SERP plans for all participants.

Multi-Employer Pension Plans
Historically, we participated in five collectively bargained, union sponsored multi-employer pension plans ("MEPPs"). Consistent with the accounting for defined contribution plans, we previously recorded the required cash contributions to the MEPPs as an expense in the period incurred and recognized a liability for any contributions due and unpaid. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. An employer's accounting for MEPPs (ASC 715-80) provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable.
We no longer participate in any MEPPs in the United States.
As previously disclosed in our Form 10-Q for the quarterly period ended December 27, 2014, we have received formal demand notices from four of the MEPPs to which we previously contributed and do not expect to receive a demand from the fifth as it is believed to be fully funded. Internally and with outside experts, we evaluated each of the demand notices to determine the appropriateness thereof. We have determined that the demanded amounts are appropriate for two of the MEPPs. With respect to these MEPPs, the withdrawal liabilities are within previously established reserves. However, in the case of the other two MEPPs, we either do not agree with the payment demands or are unable to ascertain the validity and accuracy of the assumptions used. Specifically, in the case of Central States Southeast and Southwest Areas Pension Fund ("Central States Fund"), we believe that, in calculating our withdrawal amount, the Central States Fund has not extended appropriate credit for our partial withdrawal payments as required by applicable law and regulations.
During the third quarter of fiscal year 2015, we entered into settlement discussions and/or requested additional information from the two MEPPs with whose demands we disagree. While we believe our positions are strong, we did so for various reasons, including the costs associated with arbitration and litigation proceedings and future interest expense. In accordance with accounting guidance for contingencies (ASC 450), in the quarter ended March 28, 2015, we increased our reserves by $6.5 million to reflect the impact of these offers and other information received. While we cannot offer any assurance that we will be successful in our negotiations, we do not expect the final resolution of these matters to have a material adverse effect on our results of operations in the period of resolution. However, the ultimate resolution may result in the payment of the entire withdrawal liability or liabilities in the period of resolution, which would be material to our cash flow from operations for that period.
Total pretax charges related to the exit from all MEPPs were $6.5 million for the three and nine month periods ended March 28, 2015, respectively, and $8.2 million and $9.9 million for the three and nine month periods ended March 29, 2014, respectively. Total remaining reserves for all MEPPs as of March 28, 2015 are $34.5 million, which include both current and long-term portions of these reserves.
During the nine months ended March 28, 2015 and March 29, 2014, we made total payments related to our withdrawal liabilities of $2.9 million and $1.7 million, respectively.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in "Part II Item 1. Legal Proceedings" of this report.
Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "projects," "plans," "expects," "intends," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of arbitrations, litigation or governmental investigations, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 28, 2015 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 28, 2015 was an unrealized loss of $0.4 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted variable rate debt that was not modified by interest rate swaps. As of March 28, 2015, this debt amount was $65.1 million. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $1.0 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.3 million or 40.7%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.2 million or 25.7%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of March 28, 2015, we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at March 28, 2015 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.2 million.
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
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of certain of our employment practices. The OFCCP has issued Notices of Violations to four of our facilities. Audits of 8 other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. We are negotiating, on a global basis, to settle with the OFCCP all previously issued Notices of Violations and to resolve all open audits. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 28, 2014 - January 31, 2015	—	$—	—	$39,070,821
February 1, 2015 - February 28, 2015	35,400	$72.26	35,400	$36,512,969
March 1, 2015 - March 28, 2015	21,197	$71.09	21,197	$35,006,136
Total	56,597	$71.82	56,597	$35,006,136
As of March 28, 2015, we have a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. Under this repurchase program, we repurchased 56,597 shares in open market transactions totaling $4.1 million for the three months ended March 28, 2015 and 52,800 shares totaling $3.2 million for the three months ended March 29, 2014. We repurchased 174,698 shares totaling $11.2 million for the nine months ended March 28, 2015 and 146,819 shares totaling $8.6 million for the nine months ended March 29, 2014. As of March 28, 2015, we had $35.0 million remaining under this authorization.
ITEM 6. EXHIBITS

a.	Exhibits

10.1	Credit Agreement dated April 15, 2015 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 20, 2015).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended March 28, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	April 30, 2015	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2015	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)