Form 10-K
period 2015-06-27
G&K SERVICES INC
filed 2015-08-20
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K
____________________________________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 27, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting common equity held by non-affiliates was approximately $1,426,808,581.
On August 18, 2015, 19,959,995 shares of the registrant's Class A Common Stock were outstanding.
____________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held in November 2015, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

G&K Services, Inc.
Form 10-K
For the fiscal year ended June 27, 2015

PART I

ITEM 1.	BUSINESS
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused provider of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing a wide range of workwear and protective safety apparel through rental and direct purchase programs. We also supply a variety of facility products and services, including floor mats, towels, mops, restroom hygiene products, and first aid supplies. We have a team of 8,000 employees who operate from approximately 165 locations. These locations serve customers in 96 of the top 100 metropolitan markets across the United States and Canada.
Customers, Products and Services
We serve a diverse base of approximately 170,000 customer locations. We serve customers in virtually all industries, including automotive, warehousing, distribution, transportation, energy, manufacturing, food processing, pharmaceutical, retail, restaurants, hospitality, government, healthcare and others. We provide service to customers of almost every size, from Fortune 100 companies to small and midsize firms. Our largest customer represents approximately 2% of our total revenue. Over one million people within our customer base wear G&K work apparel every work day.
Our customer focused relationships involve customers renting or directly purchasing uniforms and providing facility products and services to meet a variety of critical needs in the workplace, including:

•
Image – work apparel helps companies project a professional image through their employees and frame the perception of credibility, knowledge, trust and quality to their customers. Employees in uniform are perceived as well trained, competent and dependable. Branded work apparel promotes a company's brand identity and allows employees in uniform to convey a company's image.

•
Safety and security – protective work apparel helps protect employees from difficult environments, such as heavy soils, heat, flame or chemicals. Additionally, uniforms help improve workplace security by identifying employees working for a particular company or department. Facility services products, such as floor mats and first aid supplies, also help improve workplace safety.

•
Workplace cleanliness and hygiene – facility services products, such as floor mats, towels, mops, and restroom supplies, help ensure a clean, well-maintained facility, which is safer for employees and more attractive to customers.

•	Employee retention – work apparel enhances worker morale and helps build teamwork in addition to providing a tangible employee benefit.

•	Product protection – work apparel and facility services help protect products against sources of contamination in various industries, including the food, pharmaceutical and health care industries.
With a comprehensive understanding of our customers' requirements, we enhance our customers' image and safety by consistently providing superior service and high quality work apparel and facility products and services. Through proprietary tracking systems, a rigorous inspection program, broad product inventories and an accurate measuring system, we promise our customers that deliveries are complete, on time and in good repair. By utilizing advanced technology and offering simple service agreements, we strive to make certain that billing is simple, accurate and predictable. In addition, we employ communication systems and perform closed-loop customer satisfaction practices to ensure our customers' needs are met promptly.
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
We also offer complete facility services programs that provide a wide range of dust control, maintenance, hand care and hygiene products and services. These programs include floor mat offerings (traction control, logo, message, scraper, anti-fatigue), towel products (shop, kitchen, bar, bath, dish, continuous roll, microfiber), mop offerings (dust, microfiber, wet), fender covers, selected linen items, restroom hygiene products and first aid supplies. Our regularly scheduled weekly service of these products and services helps our customers maintain a clean, safe and attractive environment within their facilities for their employees and customers.

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
Acquisitions
Our industry continues to consolidate as many family-owned, local operators and regional companies have been acquired by larger providers. We have historically participated in this consolidation with an acquisition strategy focused on expanding our geographic presence and/or expanding our local market share in order to further leverage our existing production facilities. We remain active in evaluating quality acquisitions that would strengthen our business. We did not complete any acquisitions in fiscal year 2015.
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
Manufacturing and Suppliers
We manufactured approximately 45% of the work apparel that we placed into service in fiscal year 2015. These garments are primarily manufactured in the Dominican Republic. Various outside vendors are used to supplement our additional product needs, including garments, floor mats, towels, mops, linens and related products. Although we occasionally experience product shortages, we are not currently aware of any circumstances that would materially limit our ability to obtain raw materials to support the manufacturing process or to obtain garments or other items to meet our customers' needs.
Environmental Matters
Our operations, like those of our competitors, are subject to various federal, state and/or local laws, rules and regulations respecting the environment, including potential discharges into water and air and the generation, safe handling, storage, transportation and disposal of waste and hazardous substances. We generate certain amounts of waste in connection with our laundry operations, including wastewater, wastewater sludge, waste oil and other residues. In a limited number of instances, certain of these wastes are classified as hazardous under applicable laws, rules and regulations. We continue to make significant investments in properly handling and disposing of these wastes to help ensure safety and compliance with applicable regulations and operating our business, emphasizing our environmental stewardship obligations and responsibilities.
We evaluate potential environmental liabilities on a regular basis, and are involved in various property remediation efforts. In particular, we have four projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working. Historically, with respect to these projects, we have borne our costs as part of our ongoing operations. As part of these latter efforts, in the fourth quarter of 2015, we determined it was likely that the parties that are contractually obligated to remediate contamination resulting from prior use of perchloroethylene and other dry cleaning solvents, or PCE, at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date as far back as the 1970s; the most recent one was in 2007. As a result of the foregoing, we recorded a charge of $3.9 million to increase our remediation-related reserves for these projects to $4.7 million.
In order to determine whether any additional exposure for PCE remediation exists, we have also begun environmental assessments on an additional six sites which we acquired that had historical dry cleaning operations. With respect to these sites, while we believe costs are probable, they are not yet reasonably estimable. Therefore beyond amounts to cover the preliminary assessments, we have not recorded any reserve for these properties. While such charges may be material, we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote, although the impact on reported operating results in any particular period may be material.

We discuss certain legal matters in this Annual Report on Form 10-K under Part I, Item 1A. Risk Factors - Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data in Note 14, "Commitments and Contingencies" of "Notes to Consolidated Financial Statements." While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, legal matters, claims and environmental contingencies, we expect to incur additional charges to remediate PCE contamination at certain sites we have acquired. Based on information currently available, it is also possible that we may incur additional losses in excess of established reserves for other environmental matters unrelated to PCE. While such charges may be significant we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote, although the impact on reported operating results in any particular period may be material.
Employees
Our U.S. operations had approximately 6,700 employees as of June 27, 2015. Approximately 10% of our U.S. employees are represented by various labor unions. Approximately 0.3% of our U.S. employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its U.S. employee relations are good.
Our Canadian operations had approximately 1,300 employees as of June 27, 2015. Approximately 65% of our Canadian employees are represented by various labor unions. Approximately 25% of our Canadian employees participate in collective bargaining agreements that expire in the next 12 months. Management believes its Canadian employee relations are likewise good.
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
General economic conditions may adversely affect our financial performance. Increases in labor costs, including health care, minimum wages, insurance costs, higher material costs for items, such as linens, other textiles and various raw materials, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental and direct sales and selling and administrative expenses and could adversely affect our results of operations.
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
We are currently involved in a limited number of legal matters at various locations related to environmental laws and regulations. As part of our ongoing operations, we also are involved in various property remediation efforts. In particular, we have four projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working. Historically, with respect to these projects, we have borne our costs as part of our ongoing operations. As part of these latter efforts, in the fourth quarter of 2015, we determined it was likely that the parties that are contractually obligated to remediate contamination resulting from prior use of PCE at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date back to the 1970s; the most recent one was in 2007. As a result of the foregoing, we recorded a charge of $3.9 million to increase our remediation-related reserves for these projects to $4.7 million.
In order to determine whether any additional exposure for PCE remediation exists, we have also begun environmental assessments on an additional six sites that we acquired that had historical dry cleaning operations. With respect to these sites, while we believe costs are probable, they are not yet reasonably estimable. Therefore, beyond amounts to cover the preliminary assessments, we have not recorded any reserve for these properties. These assessments will inform our next set of actions and could reveal other environmental contamination that needs to be remediated. We expect to incur additional charges to remediate PCE contamination at these sites. Further, based on information currently available, it is possible that we may incur additional losses in excess of established reserves for other environmental matters unrelated to PCE. While such charges may be significant, we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote, although the charges in any particular period could be materially affected by changes in our assumptions or strategies related to these contingencies, the imposition of clean-up obligations and the discovery of alleged contamination or changes out of our control. However, these amounts are not estimable at this time. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
Under environmental laws, an owner or operator of real estate may be required to pay the costs of removing or remediating hazardous materials located on or emanating from property, regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous materials. While we regularly engage in environmental due diligence in connection with acquisitions, we can give no assurance that locations that have been acquired or leased have been operated in compliance with environmental laws and regulations during prior periods, nor can we give any assurance that existing remediation projects or future uses or conditions will not make us liable under these laws or expose us to regulatory or third-party actions, including third party suits.
Additionally, we must maintain compliance with various permits and licenses issued to us in connection with our operations, or we must apply for and obtain such permits and licenses. Any failure on our part to maintain such compliance or to apply for and receive such permits and licenses could have a material adverse effect on our ability to continue operations at a particular location.
At each reporting period, we assess our operations to determine whether the costs of resolution of legal matters or of investigation and remediation of environmental conditions are probable and can be reasonably estimated, as well as the adequacy of our reserves with respect to such costs. At June 27, 2015, our reserves for remediation-related environmental matters were approximately $4.7 million.
We may be subject to information technology system failures, network disruptions and breaches in data security.
We rely upon sophisticated information technology systems, infrastructure, and security procedures and systems to operate our business and ensure the secure storage and transmission of information. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack.  Likewise, computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of sensitive data. Our security measures could be breached by third-party action, computer viruses, accidents, or error or misconduct by an employee or contractor. Because techniques used to obtain unauthorized access, disable or degrade service, or to sabotage computer systems, change frequently, it may be difficult to detect immediately and we may be unable to implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving employees, contractors and temporary staff. We have encountered threats of this type from time to time, none of which have materially impacted our operations or financial results.
Although we maintain a system of information security and controls, a party that is able to circumvent our security measures could cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation.  Depending on the severity, any of these events could adversely affect our operations and financial results. In addition, if we were to experience an information security breach, we may be required to expend significant amounts to remedy, protect against, or mitigate the effect of the breach, and we may not be able to remedy the situation in a timely manner, or at all.  While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risks associated with the suppliers from whom our products are sourced, and the cost of those products, could adversely affect our operating results.
The products we sell are sourced from a variety of domestic and international suppliers. Global sourcing of many of these products is an important factor in our financial performance. We endeavor that all of our suppliers comply with applicable laws, including, without limitation, labor and environmental laws. Our ability to secure and maintain qualified suppliers who meet our standards and to access products in a timely and efficient manner can be a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, failure to meet our supplier standards, labor problems experienced by our suppliers, the availability and cost of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. Our continued compliance with the disclosure requirements relating to the sourcing of so-called conflict minerals from the Democratic Republic of Congo and certain other adjoining countries as required by the Dodd-Frank Act is predicated upon the timely receipt of accurate information from suppliers, who may be unwilling or unable to provide us with the relevant information. As a result, these requirements could adversely affect our costs, the availability of materials used in our products and our relationships with customers and suppliers. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.
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
From time to time we are party to various legal claims and proceedings, including those relating to employment and regulatory matters. Certain of these claims or proceedings or potential future proceedings, if decided adversely against us or settled by us, may result in a liability that is material to our financial condition and operating results. We discuss current lawsuits and other litigation to which we are party in greater detail under Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data in Note 14, "Commitments and Contingencies" of "Notes to Consolidated Financial Statements."
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
Motor fuel, natural gas, electricity, cotton, polyester and other commodities represent a significant cost within our business. The price of these commodities, which are required to run our vehicles and equipment and manufacture our garments, can be unpredictable and can fluctuate based on events beyond our control, including geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war, terrorism and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in the cost of these commodities could adversely affect our results of operations and financial condition.
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
Unexpected events, including, without limitation, fires at facilities, security breaches, cyber attacks, natural disasters, such as hurricanes and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage or temporary closure of one or more key operating facilities, or the temporary disruption of information systems.
Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.
Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we will not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent or detect fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
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
Fluctuations in Canadian currency could have an adverse effect on our results of operations and financial condition.
Certain of our foreign revenues and operating expenses are transacted in local currencies. Therefore, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We occupy approximately 165 facilities located primarily in the United States and Canada. These facilities include our processing, branch, garment manufacturing, distribution and administrative support locations. We clean and supply rental items from approximately 50 facilities located in 38 cities in the United States and nine cities in Canada. We own approximately 94% of our processing facilities, which average approximately 44,000 square feet in size.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters arising in the normal course of business, including, without limitation, those described below.
The United States Office of Federal Contract Compliance Programs, or "OFCCP," is, as part of routine audits, conducting a review of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and Notices of Violation to three others. The OFCCP has raised preliminary allegations of similar violations at five other facilities, but has not issued any Notices of Violations. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of ongoing operations or financial position is remote.
We expect to incur charges for environmental remediation for PCE contamination at facilities we own that have historically conducted dry cleaning operations. We discuss current environmental reserves in greater detail in Item 1A. Risk Factors and within our critical accounting policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Supplementary Data in Note 14, "Commitments and Contingencies" of "Notes to Consolidated Financial Statements."
We cannot predict the ultimate outcome of these or other similar matters with certainty and it is possible that we may incur additional losses in excess of established reserves. However, we believe the possibility of a material adverse effect on our results of ongoing operations or financial condition is remote, although the impact on reported operating results in any particular period may be material.

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

	High	Low
Fiscal 2015
1st Quarter	$57.85	$47.40
2nd Quarter	72.54	53.62
3rd Quarter	74.11	65.69
4th Quarter	73.81	68.57

Fiscal 2014
1st Quarter	$59.20	$47.54
2nd Quarter	64.48	54.88
3rd Quarter	65.36	53.89
4th Quarter	63.55	48.20
As of August 18, 2015, we had 667 registered holders of record of our common stock.
We paid dividends of $24.5 million, $140.9 million and $15.1 million in fiscal years 2015, 2014 and 2013, respectively. Dividends per share were $1.24, $7.08 and $0.78 in fiscal years 2015, 2014 and 2013, respectively. The dividends for the fiscal year 2014 included a $6.00 per share special dividend. We anticipate regular dividends in fiscal year 2016 will total $1.48 per share, or approximately $29.6 million. Our debt agreements contain restrictive covenants, which could limit the amount of cash dividends. See Note 4, "Long-Term Debt" of "Notes to the Consolidated Financial Statements" for further information on our restrictive covenants.
ISSUER PURCHASE OF EQUITY SECURITIES
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
March 29, 2015 - May 2, 2015	—	$—	—	$35,006,136
May 3, 2015 - May 30, 2015	52,708	$70.31	52,708	$31,300,363
May 31, 2015 - June 27, 2015	39,020	$70.04	39,020	$28,567,336
Total	91,728	$70.19	91,728	$28,567,336
As of June 27, 2015, we had a $175.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and increased to $175.0 million in May 2008. Under this repurchase program, we repurchased 266,426 shares in open market transactions totaling $17.6 million in fiscal year 2015 and 204,819 shares in open market transactions totaling $11.7 million in fiscal year 2014. We did not repurchase any shares in fiscal years 2013. At the end of fiscal year 2015, we had approximately $28.6 million remaining under this authorization. In August 2015, our Board of Directors authorized an additional $100.0 million for the share repurchase program.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information as of June 27, 2015 with respect to equity compensation plans under which securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders (1):
Restated Equity Incentive Plan (2013) (2)	747,556	$32.44	1,419,781
Employee Plans (3)	7,731	23.80	—
1996 Directors’ Stock Option Plan	3,000	26.34	—
Total:	758,287	$32.31	1,419,781
Equity compensation plans not approved by security holders:
None	—	—	—
Total	758,287	$32.31	1,419,781

(1)	See Note 11, "Stockholders' Equity" of "Notes to the Consolidated Financial Statements".

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
The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a reinvestment of dividends. Over the five year period, G&K stock grew to $493.50, compared to $233.09 for the S&P SmallCap 600 and $370.06 for the Peer Group.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data. All amounts are in thousands, except per share data.

	2015	2014	2013	2012	2011
Revenues	$937,642	$900,869	$866,018	$828,953	$788,749
Net Income from Continuing Operations	59,870	56,065	50,506	24,487	33,495
Per Share Data:
Basic earnings per share from continuing operations	3.01	2.83	2.62	1.32	1.82
Diluted earnings per share from continuing operations	2.95	2.78	2.58	1.31	1.81
Dividends per share:
Regular	1.240	1.080	0.780	0.585	0.380
Special	—	6.00	—	6.00	—
Total Assets	928,865	923,519	897,286	873,731	865,920
Long-Term Debt	243,600	266,230	175,000	218,018	95,188
Stockholders' Equity	394,350	374,044	467,008	403,059	514,906
We utilize a 52 or 53 week fiscal year ending on the Saturday nearest June 30. All fiscal years presented above represent a 52 week fiscal year. Fiscal year 2012 includes a pretax charge of $24.0 million associated with withdrawing from a multi-employer pension plan (see Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements for further information). Fiscal year 2013 includes net pretax charges of $8.2 million related to restructuring and impairment charges and an increase in our estimated liability associated with the exit of a multi-employer pension plan, offset by the benefit of the change in estimated merchandise in-service amortization lives. See Note 1, "Summary of Significant Accounting Policies" and Note 9, "Restructuring and Impairment Charges" of "Notes to the Consolidated Financial Statements" for further information. Fiscal year 2014 includes a pretax charge of $9.9 million associated with the withdrawal from several multi-employer pension plans (see Note 13, "Employee Benefit Plans" of "Notes to the Consolidated Financial Statements" for further information) and a pretax loss of $12.8 million on the divestiture of our Direct Sale Program Business and our Ireland Business (see Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for further information), offset by the benefit of the change in estimated merchandise in-service amortization lives of $6.1 million. Fiscal year 2015 includes a pretax charge of $6.5 million associated with the withdrawal from several multi-employer pension plans (see Note 13, "Employee Benefit Plans" of "Notes to the Consolidated Financial Statements" for further information) and a pretax charge of $3.9 million associated with the environmental reserves established (see Note 1, "Summary of Significant Accounting Policies" of "Notes to the Consolidated Financial Statements" for further information).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52 or 53 week fiscal year ending on the Saturday nearest June 30. Fiscal years 2015, 2014 and 2013 were 52 week years.
Overview
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused provider of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing a wide range of workwear and protective safety apparel through rental and direct purchase programs. We also supply a variety of facility products and services, including floor mats, towels, mops, restroom hygiene products, and first aid supplies.
We operate our business by executing a business strategy called our Game Plan, which is focused on delivering superior customer service and a commitment to operational excellence. Our Game Plan has four elements:
1. Keep our customer promise
2. Improve how we target customers
3. Drive operational excellence, and
4. Strengthen our high performing team

Executing this strategy led to significant improvement in our business performance and financial results, including solid organic revenue growth, expanded operating margins, and strong cash flows.
We use several financial metrics to measure the progress of our strategy. Our primary focus is on improving profitability, which we measure using operating income margin, and return on invested capital ("ROIC"), which we define as adjusted income from operations after tax, divided by total debt less cash plus stockholders’ equity. We are also focused on driving revenue growth, measured primarily using the organic growth rate, which is calculated using revenue, adjusted for foreign currency exchange rate differences, acquisitions, and divestitures. Finally, we strive to maximize cash flow provided by operating activities. In August 2015, we introduced a new set of financial goals for the company, called our 15/5 Goals. These goals call for the company to achieve 15% operating margin and 15% ROIC, along with 5% or greater average revenue growth within two to four years.
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
In the second quarter of fiscal year 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Direct Sale Program Business. These divestitures have been reflected as Discontinued Operations in our Consolidated Statements of Operations. See Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for additional information.
Critical Accounting Policies
The discussion of the financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in conformity with United States Generally Accepted Accounting Principles ("GAAP"). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and uncertainties. See Note 1, "Summary of Significant Accounting Policies" of "Notes to the Consolidated Financial Statements" for additional discussion of the application of these and other accounting policies.
Revenue Recognition and Allowance for Doubtful Accounts
Our rental operations business is largely based on written service agreements whereby we agree to pick up soiled merchandise, launder and then deliver clean uniforms and other related products. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales tax.
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
Inventory and Merchandise in Service
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out cost or market. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to four years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
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
During the fourth quarter of fiscal year 2013, we recorded additional inventory write downs of $3.6 million as a result of the restructuring of our direct sale businesses, and an evaluation of the recoverability of certain inventory. See Note 9, "Restructuring and Impairment Charges" of "Notes to the Consolidated Financial Statements" for additional details. Of this $3.6 million, approximately $3.0 million has been reclassified to Discontinued Operations as a result of the divestiture of our Direct Sale Program Business in fiscal year 2014. See Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for additional details.
Environmental Costs
We accrue various environmental related costs, which consist primarily of estimated clean-up costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum estimated amount. This accrued amount reflects our assumptions regarding the nature of the remedy and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions or changes in environmental regulations, could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments in our accruals will be necessary to reflect new information. While we cannot predict the ultimate outcome of any of these matters with certainty, we believe the possibility of a material adverse effect on our results of ongoing operations or financial position is remote, although the impact on reported operating results in any particular period may be material.
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
For additional information see Note 14, "Commitments and Contingencies" of "Notes to the Consolidated Financial Statements."
We evaluate potential environmental liabilities on a regular basis, and are involved in various property remediation efforts. In particular, we have four projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working. Historically, with respect to these projects, we have borne our costs as part of our ongoing operations. As part of these latter efforts, in the fourth quarter of 2015, we determined it was likely that the parties that are contractually obligated to remediate PCE contamination at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date back to the 1970s; the most recent one was in 2007. As a result of the foregoing, we recorded a charge of $3.9 million to increase our remediation-related reserves for these projects to $4.7 million.
In order to determine whether any additional exposure for PCE remediation exists, we have also begun environmental assessments on an additional six sites which we acquired that had historical dry cleaning operations. With respect to these sites, while we believe costs are probable, they are not yet reasonably estimable. Therefore beyond amounts to cover the preliminary assessments, we have not recorded any reserve for these properties. While such charges may be material, we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote, although the impact on reported operating results in any particular period may be material.
Goodwill, Intangible Assets and Other Long-Lived Assets
The fair value of the purchase price of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with us for a fixed period of time and acquired customer contracts are stated at fair value upon acquisition and are amortized over the terms of the respective agreements or estimated average life of an account, which ranges from five to 20 years.
We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We have determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified two reporting units as of the fiscal year 2015 testing date. Our reporting units are U.S. Rental operations and Canadian Rental operations, with respective goodwill balances of $270.0 million and $55.1 million, at June 27, 2015. During fiscal year 2014, we divested our Direct Sales reporting unit. Other than this divestiture, there have been no other changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2015, 2014 or 2013.
In fiscal years 2015 and 2014, we performed a qualitative assessment to test our reporting units' goodwill for impairment. Based on our qualitative assessment, we determined that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of all reporting units is greater than their carrying amount and therefore no impairment of goodwill was identified. In fiscal year 2013, we used a market valuation approach to determine the fair value of each reporting unit for our annual impairment test. The results of this test indicated that the estimated fair value exceeded the carrying value of our goodwill by more than 50% for our U.S. Rental and Canadian Rental reporting units and therefore no impairment existed. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off prior to divestiture. During the second quarter of fiscal year 2014, we recorded an impairment loss related to the divestiture of our Ireland Business of $0.3 million.
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the carrying value is not projected to be recovered by future undiscounted cash flows, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the fourth quarter of fiscal year 2013, we recorded an impairment loss related to customer contracts totaling $1.6 million. See Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for details on the impairment. There were no impairment charges for intangible assets in fiscal years 2015 or 2014.
Future events could cause management to conclude that impairment indicators exist and that goodwill, other intangibles and other long-lived assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pretax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. If it is more likely than not that our tax position will be denied, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the Consolidated Financial Statements.
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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, and the percentage changes in these income and expense items between years are presented in the following table:

	Percentage of Revenues			Percentage Change
	Years Ended			Between Years
				FY 2015 vs.	FY 2014 vs.
	Fiscal 2015	Fiscal 2014	Fiscal 2013	FY 2014	FY 2013
Rental and direct sale revenue	100.0%	100.0%	100.0%	4.1%	4.0%

Cost of rental and direct sale revenue	66.2	66.0	67.6	4.4	1.6
Gross margin	33.8	34.0	32.4	3.5	9.1
Pension withdrawal and associated expenses	0.7	1.1	0.1	(34.0)	885.4
Selling and administrative	22.3	22.2	22.6	4.4	2.4
Income from continuing operations	10.8	10.7	9.7	5.3	14.4
Interest expense	0.8	0.7	0.6	12.9	30.2
Income from continuing operations before income taxes	10.0	10.0	9.1	4.8	13.4
Provision for income taxes	3.6	3.7	3.3	1.4	17.7
Net income from continuing operations	6.4	6.2	5.8	6.8	11.0
Net income (loss) from discontinued operations	—	(0.9)	(0.4)
Net income	6.4%	5.3%	5.4%	25.6%	2.0%
Fiscal Year 2015 Compared to Fiscal Year 2014
Rental and Direct Sale Revenue. Total revenues in fiscal year 2015 increased 4.1% to $937.6 million from $900.9 million in fiscal year 2014.
Our organic growth rate was 5.6% compared to 4.5% in the prior fiscal year. The improvement in the rental organic growth rate from the prior year was primarily due to record new account sales in fiscal 2015, pricing and an increase in direct sales revenue. These increases were offset by the negative impact of foreign currency translation rates. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 4.4% to $621.1 million in fiscal year 2015 from $595.0 million in fiscal year 2014. As a percentage of revenue, our gross margin declined to 33.8% in fiscal year 2015 from 34.0% in the prior fiscal year. Cost of rental and direct sale revenue in fiscal year 2014 was favorably impacted by $6.1 million or 0.7% of revenue due to the change in the estimated useful lives for certain in-service merchandise assets, as discussed in Note 1, "Summary of Significant Accounting Policies - Inventory and Merchandise in Service" of "Notes to the Consolidated Financial Statements." Excluding this item, gross margin was 33.3% in fiscal year 2014 and fiscal year 2015 represented an improvement of 0.5%. This improvement was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, improved productivity in our laundry operations, lower energy costs and improved direct sales margins. These favorable items were partially offset by higher merchandise and employee health insurance costs.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans" of the Notes to the Consolidated Financial Statements, we recorded total charges of $6.5 million in fiscal year 2015 to increase our previously recorded MEPP withdrawal liability and $9.9 million in fiscal year 2014 related to the probable withdrawal from several of our United States MEPPs.
Selling and Administrative. Selling and administrative expenses increased to $208.8 million in fiscal year 2015 from $199.9 million in fiscal year 2014. As a percentage of total revenues, selling and administrative expenses increased to 22.3% in fiscal year 2015 from 22.2% in fiscal year 2014. Fiscal year 2015 included a $3.9 million increase to our environmental remediation liability as discussed in Note 14, "Commitments and Contingencies" of "Notes to Consolidated Financial Statements." Excluding this item, our selling and administrative expenses decreased 0.3% to 21.9%. The decrease was primarily driven by improvements resulting from effective cost control as we leveraged our fixed costs over a higher revenue base.

Income from Continuing Operations. The following is a summary of each operating segment's income from operations (in thousands):

	For the Fiscal Years
	2015	2014	Change
United States	$85,207	$79,290	$5,917
Canada	16,007	16,825	(818)
Total	$101,214	$96,115	$5,099
United States. Income from operations increased $5.9 million to $85.2 million in fiscal year 2015 from $79.3 million in fiscal year 2014. The current year operating income included a $6.5 million charge to increase our previously recorded MEPP withdrawal liability and $3.9 million charge related to an increase in our environmental remediation liability and the prior year included a $5.3 million benefit from the change in merchandise lives previously reported and additional expense of $9.9 million associated with our MEPP withdrawal liability. Excluding these items, income from operations increased $11.7 million. The increase was primarily driven by additional income from increased revenue, lower energy costs, productivity improvements in our laundry and delivery operations and improved direct sale margins. These improvements were partially offset by higher worker’s compensation and employee health insurance expenses.
Canada. Income from operations decreased approximately $0.8 million to $16.0 million in fiscal year 2015 from $16.8 million in fiscal year 2014. The prior year operating income included a $0.8 million benefit from the change in merchandise lives previously reported. Excluding this item, income from operations was flat. Additional income from increased revenue, improved productivity in our laundry operations, lower vehicle maintenance costs and lower energy costs were offset by a significant decline in the Canadian foreign exchange rate, increased selling costs and corporate allocations.
Interest Expense. Interest expense was $7.1 million in fiscal year 2015 compared to $6.3 million in fiscal year 2014. The increased interest expense was due to higher average debt balances resulting from the payment of the special dividend in the fourth quarter of fiscal 2014, partially offset by lower average interest rates.
Provision for Income Taxes. Our effective tax rate for fiscal year 2015 decreased to 36.4% from 37.6% in fiscal year 2014. The current period tax rate is lower than the prior year period due to resolution of the fiscal years 2005 to 2007 transfer pricing audit and expiration of certain tax statutes of limitations.
Discontinued Operations. In the second quarter of fiscal year 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Direct Sale Program Business. These businesses have been reflected as discontinued operations in our Consolidated Statements of Operations. The pretax loss recognized in fiscal year 2014 includes the loss on sale of $12.8 million and a loss from the discontinued operations of $0.3 million and has been reclassified from continuing operations to discontinued operations. See Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for additional information.
Fiscal Year 2014 Compared to Fiscal Year 2013
Rental and Direct Sale Revenue. Total revenues in fiscal year 2014 increased 4.0% to $900.9 million from $866.0 million in fiscal year 2013.
Our organic rental growth rate was 4.9% compared to 4.2% in the prior fiscal year. The improvement in the rental organic growth rate from fiscal year 2013 was primarily due to record new account sales in fiscal year 2014, improved customer retention, improved execution related to merchandise recovery billings and uniform preparation services and strong pricing. The carry over impact of an acquisition from fiscal year 2013 added approximately 0.5% to our rental operations growth rate. These increases were offset by the negative impact of foreign currency translation rates and a decline in direct sale revenue. Our organic rental growth rate is calculated using rental revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic rental revenue reflects the growth of our existing rental business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 1.6% to $595.0 million in fiscal year 2014 from $585.7 million in fiscal year 2013. As a percentage of rental revenue, our gross margin improved to 34.0% in fiscal year 2014 from 32.4% in the prior fiscal year. Cost of rental and direct sale revenue was favorably impacted by $6.1 million or 0.7% of revenue in fiscal year 2014 and $2.6 million or 0.3% of revenue in fiscal year 2013 due to the change in the estimated useful lives for certain in-service merchandise assets, as discussed in Note 1, "Summary of Significant Accounting Policies - Inventory and Merchandise in Service" of "Notes to the Consolidated Financial Statements." Fiscal year 2013 also included a $0.6 million restructuring and impairment charge as discussed in Note 9, "Restructuring and Impairment Charges" of "Notes to the Consolidated Financial Statements." Excluding these items, gross margin was 33.3% in fiscal year 2014 and 32.1% in fiscal year 2013 and represented an improvement of 1.2%. This improvement was primarily due to the favorable impact of fixed costs absorbed over a higher revenue base, lower payroll taxes, merchandise costs, workers compensation expenses, motor fuel costs and a decreased percentage of incentive compensation costs allocated to cost of rental and direct sale revenue. In addition, gross margins from direct sale improved as a result of the restructuring of our catalog business. These favorable items were partially offset by higher natural gas and vehicle related costs.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans" of "Notes to the Consolidated Financial Statements," we recorded total charges of $9.9 million in fiscal year 2014 related to the probable withdrawal from four MEPPs and an increase to our previously recorded MEPP withdrawal liability. In fiscal year 2013, we recorded a $1.0 million charge related to our withdrawal from another MEPP.
Selling and Administrative. Selling and administrative expenses increased to $199.9 million in fiscal year 2014 from $195.3 million in fiscal year 2013. As a percentage of total revenues, selling and administrative expenses decreased to 22.2% in fiscal year 2014 from 22.6% in fiscal year 2013. The decrease was primarily driven by a $2.6 million restructuring and impairment charge in the prior year, as discussed in Note 9, "Restructuring and Impairment Charges" of "Notes to the Consolidated Financial Statements" which totaled 0.3% of revenue. Excluding this charge, selling and administrative costs were 22.3% of revenue in fiscal year 2013, which is consistent with fiscal year 2014. Improvements resulting from effective cost control as we leveraged our fixed costs over a higher revenue base, decreased amortization expense and lower payroll taxes and pension expense were offset by higher selling, depreciation and equity compensation expense.
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
Provision for Income Taxes. Our effective tax rate for fiscal year 2014 increased to 37.6% from 36.2% in fiscal year 2013. The prior period tax rate is lower than the current year period due to settlement of the fiscal years 2010 and 2011 federal income tax return examinations and expiration of certain tax statutes of limitations.
Discontinued Operations. In the second quarter of fiscal year 2014, we divested our Ireland Business and in the third quarter of fiscal year 2014, we sold our Direct Sale Program Business. These businesses have been reflected as discontinued operations in our Consolidated Statements of Operations. The pretax loss recognized in fiscal year 2014 includes the loss on sale of $12.8 million and a loss from the discontinued operations of $0.3 million. The pretax operating loss on these businesses for fiscal year 2013 was $6.0 million and has been reclassified from continuing operations to discontinued operations. See Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for additional information.

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
Net Working Capital

	For the Fiscal Years Ended
	June 27, 2015	June 28, 2014	Change
Accounts receivable, net	$100,402	$100,193	$209
Inventory	36,258	38,423	(2,165)
Merchandise in service, net	133,942	124,111	9,831
Accounts payable	(51,616)	(44,600)	(7,016)
Net Working Capital	$218,986	$218,127	$859
Net working capital at June 27, 2015 was $219.0 million, a $0.9 million increase from $218.1 million at June 28, 2014. The increase in net working capital was primarily due to an increase in merchandise in service to support our revenue growth. This increase was partially offset by a decrease in inventory resulting from increased inventory turns and an increase in accounts payable due to timing of payments and increased vendor payment terms.
Operating Activities. Net cash provided by operating activities was $94.2 million, $74.6 million and $112.1 million in fiscal years 2015, 2014 and 2013, respectively. Cash provided by operations in fiscal year 2015 increased primarily due to a decrease in working capital requirements and lower income tax payments, partially offset by MEPP settlement payments. Cash provided by operations in fiscal year 2014 decreased primarily due to higher working capital to support our revenue growth and higher income tax payments, partially offset by increased net income.
Investing Activities. Net cash used for investing activities was $55.8 million, $26.1 million and $54.1 million in fiscal years 2015, 2014 and 2013, respectively. The increase in fiscal year 2015 over fiscal year 2014 was primarily due to an increase in capital expenditures in fiscal year 2015 and the business divestitures in fiscal year 2014. The decrease in fiscal year 2014 over fiscal year 2013 was primarily due to a business acquisition in fiscal year 2013 offset by the business divestiture in fiscal year 2014.
Financing Activities. Net cash used for financing activities was $55.9 million, $49.7 million and $38.0 million in fiscal years 2015, 2014 and 2013, respectively. Cash used for financing activities in fiscal year 2015 was primarily for the repayment of borrowings under our revolving credit facility, payment of dividends, and share repurchases. Cash used for financing activities in fiscal year 2014 was primarily for the payment of dividends, including our special dividend of $6.00 per share, and share repurchases. This was offset by borrowings under our revolving credit facility and proceeds from the issuance of common stock under stock option plans. The borrowings under our revolving credit facility were primarily used to fund the $6.00 per share special dividend. Cash used for financing activities in fiscal year 2013 was primarily for repayments on our revolving credit facility due to strong cash flow and payment of dividends, offset by the issuance of $100.0 million private placement notes and proceeds from the issuance of common stock under stock option plans. We paid dividends of $24.5 million, $140.9 million and $15.1 million in fiscal years 2015, 2014 and 2013, respectively. Dividends per share were $1.24, $7.08 and $0.78 in fiscal years 2015, 2014 and 2013, respectively. In fiscal year 2016, we anticipate regular cash dividends of $1.48 per share, totaling approximately $29.6 million.
Capital Structure. Total debt was $243.8 million at June 27, 2015, a decrease of $23.3 million from the prior year balance of $267.0 million. The decrease in debt was primarily driven by strong cash flow. The ratio of debt to capitalization (total debt divided by the sum of the stockholders' equity plus total debt) decreased to 38.2% at June 27, 2015, from 41.7% at June 28, 2014.
We believe we will be able to fund all currently anticipated cash requirements for fiscal year 2016, including scheduled debt repayments, new investments in the business, dividend payments and possible business acquisitions, from operating cash flow and our revolving credit facility.

See Note 4, "Long-Term Debt" of "Notes to the Consolidated Financial Statements" for details of our long-term debt and information on the refinancing of our revolving credit facility and interest rate swap transactions executed during the fourth quarter of fiscal year 2015.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 27, 2015, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with this facility. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.
See Note 6, "Derivative Financial Instruments," of "Notes to the Consolidated Financial Statements" for details of our interest rate swap and hedging activities related to our outstanding debt.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
The following table summarizes our cash payment obligations as of June 27, 2015 for the next five fiscal years and thereafter (in thousands):

	Less than one year	One to three years	Three to five years	After five years	Total
Unsecured Revolver	$—	$—	$40,500	$—	$40,500
$50M A/R Line	—	28,100	—	—	28,100
$75M Variable Rate Notes	75,000	—	—	—	75,000
$100M Fixed Rate Notes	—	—	—	100,000	100,000
Other debt arrangements, including capital leases	242	—	—	—	242
Operating leases	27,650	41,640	23,967	16,527	109,784
Multi-employer pension plan payments	309	668	741	7,598	9,316
Retirement benefit payments	3,442	7,630	8,858	26,981	46,911
Estimated interest payments related to credit facilities	4,656	8,841	8,661	14,560	36,718
Total contractual cash obligations	$111,299	$86,879	$82,727	$165,666	$446,571
We calculated the estimated interest payments related to credit facilities by using the total debt balance outstanding as of June 27, 2015, and applying the interest rates in effect at that time to future periods.
As of June 27, 2015, we have entered into certain interest rate swap agreements whereby we have limited our exposure to future interest rate increases. See Note 6, "Derivative Financial Instruments," of the Notes to the Consolidated Financial Statements for further discussion.
At June 27, 2015, we had approximately $308.9 million of available capacity under our revolving and accounts receivable credit facilities. However, borrowings would be limited to $248.4 million due to debt covenant limitations. Our revolving credit facility contributes all of our liquidity as our accounts receivable securitization facility is fully utilized. We anticipate that our cash flows from operations and available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2016. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal year 2016 will be approximately $50.0 million.
Income Tax Obligations
Gross uncertain tax positions as of June 27, 2015 of $8.8 million are not included in the other long-term obligations table presented above because the timing of the settlement of unrecognized tax benefits cannot be reasonably determined. For further discussion, refer to Note 12, "Income Taxes" of our "Notes to Consolidated Financial Statements."

Off Balance Sheet Arrangements
At June 27, 2015, we had $22.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. In addition, we have outstanding operating leases with contractual obligations totaling $109.8 million related to facility, equipment and vehicle leases. We do not utilize special purpose entities to facilitate off-balance sheet financing arrangements.
Pension Obligations
Effective December 31, 2006, we froze our defined benefit pension plan and related supplemental executive retirement plan. Future growth in benefits will not occur beyond this date. We anticipate making cash contributions of approximately $0.8 million in fiscal year 2016.
The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. We estimated that the pension plan assets will generate a long-term rate of return of 6.50% in fiscal year 2015. This rate was developed by evaluating input from our outside actuary and reference to historical performance and long-term inflation assumptions. The expected long-term rate of return on plan assets at June 27, 2015 is based on an allocation of equity and fixed income securities. As part of our assessment of the expected return on plan assets, we considered historical asset performance and the change in our target asset allocation, and concluded that a reduction to our long term rate to 6.50% was appropriate. Decreasing the expected long-term rate of return by 0.50% (from 6.50% to 6.00%) would increase our estimated fiscal year 2016 pension expense by approximately $0.3 million. Pension liability and future pension expense increase as the discount rate is reduced. We discounted future pension obligations using a rate of 4.70% at June 27, 2015. We determine the discount rate with assistance from our outside actuary by creating a yield curve based on high quality bonds. Decreasing the discount rate by 0.50% (from 4.70% to 4.20%) increases our accumulated benefit obligation at June 27, 2015 by approximately $8.1 million and increase the estimated fiscal year 2016 pension expense by approximately $0.7 million.
Future changes in the expected return on plan asset, assumed discount rates and various other factors related to the participants in our pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what the impact of these factors will be in the future.

Multi-Employer Pension Plans
Historically, we participated in a number of collectively bargained, union sponsored multi-employer pension plans ("MEPPs"). Consistent with the accounting for defined contribution plans, we previously recorded the required cash contributions to the MEPPs as an expense in the period incurred and recognized a liability for any contributions due and unpaid. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. An employer's accounting for MEPPs provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable.
As of June 27, 2015, we have withdrawn from, and no longer participate in any MEPPs in the United States.
During fiscal years 2015, 2014 and 2013 we recorded total pretax charges related to the exit from all MEPPs of $6.5 million, $9.9 million and $1.0 million, respectively. In addition, during fiscal years 2015, 2014 and 2013, we made total payments related to our MEPP liabilities of $28.9 million, $3.8 million and $1.7 million, respectively. Fiscal 2015 includes a settlement payment to the Central States Fund of $24.8 million. Total remaining reserves for all MEPPs as of June 27, 2015 is $9.3 million.
Central States Southeast and Southwest Areas Pension Fund (“Central States Fund”)
Beginning in fiscal year 2012, we commenced negotiations to discontinue our participation in the Central States Fund. We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. During the third quarter of fiscal year 2015, we entered into settlement discussions with the Central States Fund and on June 11, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Central States Fund to resolve matters related to the withdrawal liability and the related arbitration. Pursuant to the Settlement Agreement, we made a lump sum payment to the pension fund in the amount of $24.8 million and agreed to dismiss the arbitration. In addition, the Central States Fund released all claims for collection of the withdrawal liability and related assessments, subject to our representations and warranties regarding contributions to the Central States Fund, related contribution base units and trades or businesses under common control of the company. We funded the payment under the Settlement Agreement through use of existing resources, including our revolving credit facility.
Other United States MEPPs
As previously disclosed, we have received formal demand notices from other MEPPs to which we previously contributed. Internally and with outside experts, we evaluated each of the demand notices to determine the appropriateness thereof. We have determined that the demanded amounts are appropriate for all but one of the MEPPs. In the case of the MEPP for which we have been unable to verify the amount demanded, we have requested additional information from the MEPP to ascertain the validity and accuracy of the payment demands and accuracy of the assumptions used. To the extent we deem as accurate the information we receive from this fund, we expect that we will resolve this matter. To the extent we deem such information as inaccurate, it is likely that we will file an arbitration against this fund to resolve this matter. In either case, we believe that resolution of this matter will be within previously established reserves.
Canadian MEPPs
Our Canadian subsidiaries participate in three multi-employer retirement funds, collectively referred to as the Canadian MEPPs. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For two of the plans, in the event that the plans are underfunded, the monthly participant benefit amount can be reduced by the trustees of the plan and we are not responsible for the underfunded status of the plan. For the third plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to our exposure to the third plan, the most recent actuarial valuation as of December 31, 2012 indicates a surplus of approximately 8.8%.
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
Significant changes in energy costs, specifically natural gas and motor fuels, and other commodities, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 3.6% of our total revenue.

Restructuring and Impairment Charges
In the fourth quarter of fiscal year 2013, we closed one of our rental facilities and restructured our direct sale businesses. The rental facility had become redundant as a result of the acquisition we made earlier in the fiscal year. In addition, we made the decision to transition our GKdirect Catalog business to a third-party catalog offering and outsource the fulfillment operations. This change resulted in the discontinuance of certain product offerings and the establishment of $0.6 million of lower of cost or market reserves to reduce the carrying amount of inventory to its estimated net realizable value. In addition, we incurred charges for equipment write-downs and severance related to the closure of a distribution center. Also, as part of our annual fourth quarter impairment test and recent changes in our Direct Sale Program Business, we identified certain impairment indicators that required us to perform an assessment of the recoverability of the long-lived assets related to the business. As part of this assessment, we determined that the carrying value of certain long-lived assets exceeded their fair values. The estimated fair values were determined using a discounted cash flow approach. This analysis resulted in the impairment of certain long-lived assets, including computer software, customer contracts and other property and equipment. Finally, the changes to our Direct Sale Program Business noted above resulted in an evaluation of the recoverability of related inventory. As part of this evaluation we established $3.0 million of additional reserves to reduce inventory to its net realizable value based on our updated business plan. All of the charges related to our Direct Sale Program Business have been reclassified to Discontinued Operations, see Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for additional information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates, energy prices and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at June 27, 2015 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at June 27, 2015 was an unrealized gain of $4.7 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates for forecasted variable rate debt that was not modified by interest rate swaps. As of June 27, 2015, this debt amount was $143.6 million. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $1.9 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.7 million or 37.3%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.5 million or 23.6%.
For additional information regarding our debt see Note 4, "Long-Term Debt" of "Notes to the Consolidated Financial Statements" as well as the Liquidity, Capital Resources and Financial Condition section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of June 27, 2015, we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at June 27, 2015 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.2 million.
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
Following is a summary of the results of operations for each of the quarters within the fiscal years ended June 27, 2015 and June 28, 2014. All amounts are in thousands, except per share data.
QUARTERLY FINANCIAL DATA
G&K Services, Inc. and Subsidiaries

(Unaudited)	First	Second	Third	Fourth
2015
Revenues	$230,242	$237,309	$233,514	$236,577
Gross Profit	78,790	80,316	78,941	78,460
Income from Continuing Operations	26,850	28,624	21,601	24,139
Net Income	16,368	16,953	12,429	14,120
Basic Earnings per Share	0.82	0.85	0.62	0.72
Diluted Earnings per Share	0.81	0.83	0.61	0.71
Dividends per Share:
Regular	0.31	0.31	0.31	0.31
2014
Revenues	$220,223	$225,919	$225,046	$229,681
Gross Profit	75,718	77,599	74,762	77,836
Income from Continuing Operations	23,569	27,696	18,074	26,776
Net Income	13,821	7,920	10,210	15,721
Basic Earnings per Share	0.70	0.39	0.51	0.80
Diluted Earnings per Share	0.69	0.39	0.50	0.78
Dividends per Share
Regular	0.27	0.27	0.27	0.27
Special	—	—	—	6.00
The third quarter of fiscal 2015 includes a pretax charge of $6.5 million associated with withdrawing from a multi-employer pension plan (see Note 13, "Employee Benefit Plans" of "Notes to the Consolidated Financial Statements" for further information). The fourth quarter of fiscal 2015 includes a pretax charge of $3.9 million to increase our environmental remediation liability (see Note 14, "Commitments and Contingencies" of "Notes to the Consolidated Financial Statements" for further information).
The second quarter of fiscal 2014 includes a pretax loss of $12.9 million on the sale of our Direct Sale Program Business and Ireland Business (see Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for further information). The first quarter of fiscal year 2014 includes a pretax charge of $1.7 million and the third quarter of fiscal year 2014 includes a pretax charge of $8.2 million associated with withdrawing from a multi-employer pension plan (see Note 13, "Employee Benefit Plans" of "Notes to the Consolidated Financial Statements" for further information). Each of the four quarters of fiscal year 2014 were impacted by the benefit of the change in estimated merchandise in-service amortization lives.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for G&K Services, Inc. ("the Company") as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting was designed under the supervision of the Company's principal executive officer, principal financial officer and other members of management, and effected by the Company's Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
Our management completed an assessment of the Company's internal control over financial reporting. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 27, 2015.
KPMG LLP, the Company's independent registered public accounting firm that audited the fiscal year 2015 consolidated financial statements and schedule and the effectiveness of the Company's internal control over financial reporting, has issued an unqualified attestation report on the Company's effectiveness of internal control over financial reporting, as stated in their report which is included herein.
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
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

August 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
G&K Services, Inc.:
We have audited the accompanying consolidated balance sheets of G&K Services, Inc. and subsidiaries (the Company) as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 27, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II - Valuation and Qualifying Accounts as of and for the years ended June 27, 2015 and June 28, 2014. We also have audited the Company’s internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of G&K Services, Inc. and subsidiaries as of June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended June 27, 2015, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein, as of and for the years ended June 27, 2015 and June 28, 2014. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
KPMG LLP
Minneapolis, Minnesota
August 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
G&K Services, Inc. and Subsidiaries
We have audited the accompanying consolidated statement of operations, comprehensive income, stockholders’ equity and cash flow of G&K Services, Inc. and Subsidiaries (the Company) for the twelve months in the period ended June 29, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for G&K Services, Inc. and Subsidiaries for the twelve months in the period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP
Minneapolis, Minnesota
August 23, 2013, except as to Note 10, as to which the date is August 21, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands, except per share data)	June 27, 2015	June 28, 2014	June 29, 2013
Rental and direct sale revenue	$937,642	$900,869	$866,018
Operating Expenses
Cost of rental and direct sale revenue	621,135	594,954	585,711
Pension withdrawal and associated expenses	6,500	9,854	1,000
Selling and administrative	208,793	199,946	195,302
Total operating expenses	836,428	804,754	782,013
Income from Continuing Operations	101,214	96,115	84,005
Interest expense	7,138	6,320	4,853
Income from Continuing Operations before Income Taxes	94,076	89,795	79,152
Provision for income taxes	34,206	33,730	28,646
Net Income from Continuing Operations	59,870	56,065	50,506
Net loss from discontinued operations, net of tax	—	(8,393)	(3,786)
Net Income	$59,870	$47,672	$46,720

Basic Earnings (Loss) per Common Share:
From continuing operations	$3.01	$2.83	$2.62
From discontinued operations	$—	$(0.43)	$(0.20)
Basic earnings per share	$3.01	$2.41	$2.43

Diluted Earnings (Loss) per Common Share:
From continuing operations	$2.95	$2.78	$2.58
From discontinued operations	$—	$(0.42)	$(0.20)
Diluted earnings per share	$2.95	$2.36	$2.38

Weighted average number of shares outstanding, basic	19,676	19,568	18,970
Weighted average number of shares outstanding, diluted	20,047	19,941	19,292

Dividends Declared per Share	$1.24	$7.08	$0.78
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands)	June 27, 2015	June 28, 2014	June 29, 2013
Net income	$59,870	$47,672	$46,720
Other comprehensive income (loss)
Foreign currency translation adjustments	(18,629)	(1,797)	(8,716)
Change in pension benefit liabilities recognized	(2,415)	(6,572)	19,406
Derivative financial instruments unrecognized gain (loss)	4,831	(362)	2,332
Derivative financial instruments loss reclassified	532	533	609
Total other comprehensive income (loss) before income taxes	(15,681)	(8,198)	13,631
Income tax expense (benefit)	2,750	2,796	(6,137)
Other comprehensive (loss) income, net of taxes	(12,931)	(5,402)	7,494
Total comprehensive income	46,939	42,270	54,214

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	June 27, 2015	June 28, 2014
(In thousands, except per share data)
ASSETS
Current Assets
Cash and cash equivalents	$16,235	$37,118
Accounts receivable, less allowance for doubtful accounts of $3,469 and $3,697	100,402	100,193
Inventory	36,258	38,423
Merchandise in service, net	133,942	124,111
Other current assets	30,383	27,250
Total current assets	317,220	327,095
Property, Plant and Equipment
Land	32,567	33,105
Buildings and improvements	170,056	167,300
Machinery and equipment	394,244	361,408
Automobiles and trucks	7,486	8,241
Less accumulated depreciation	(382,297)	(368,672)
Total property, plant and equipment, net	222,056	201,382
Other Assets
Goodwill	325,183	333,214
Other noncurrent assets	64,406	61,828
Total other assets	389,589	395,042
Total assets	$928,865	$923,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$51,616	$44,600
Accrued expenses
Compensation and employee benefits	46,442	46,329
Other	25,297	26,311
Deferred income taxes	31,097	26,306
Current maturities of long-term debt	169	792
Total current liabilities	154,621	144,338
Long-Term Debt, net of Current Maturities	243,600	266,230
Deferred Income Taxes	28,851	17,214
Other Noncurrent Liabilities	107,443	121,693
Total liabilities	534,515	549,475
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, $0.50 par value, non-convertible Class A, 400,000 shares authorized, 19,953 and 19,912 shares issued and outstanding	9,976	9,956
Additional paid-in capital	78,342	62,864
Retained earnings	314,976	297,237
Accumulated other comprehensive (loss) income	(8,944)	3,987
Total stockholders' equity	394,350	374,044
Total liabilities and stockholders' equity	$928,865	$923,519
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders' Equity
Balance June 30, 2012	18,900	$9,450	$20,447	$371,267	$1,895	$403,059
Total comprehensive income	—	—	—	46,720	7,494	54,214
Proceeds from issuance of common stock under stock plans	807	404	19,997	—	—	20,401
Share-based compensation	—	—	5,001	—	—	5,001
Shares withheld for taxes under our equity compensation plans	(24)	(12)	(801)	—	—	(813)
Excess tax benefit from share-based compensation	—	—	228	—	—	228
Cash dividends ($0.78 per share)	—	—	—	(15,082)	—	(15,082)
Balance June 29, 2013	19,683	9,842	44,872	402,905	9,389	467,008
Total comprehensive income	—	—	—	47,672	(5,402)	42,270
Proceeds from issuance of common stock under stock plans	460	230	8,518	—	—	8,748
Share-based compensation	—	—	6,318	—	—	6,318
Shares withheld for taxes under our equity compensation plans	(26)	(13)	(1,422)	—	—	(1,435)
Repurchase of common stock	(205)	(103)	—	(11,569)	—	(11,672)
Excess tax benefit from share-based compensation	—	—	4,578	—	—	4,578
Cash dividends ($7.08 per share)	—	—	—	(141,771)	—	(141,771)
Balance June 28, 2014	19,912	9,956	62,864	297,237	3,987	374,044
Total comprehensive income	—	—	—	59,870	(12,931)	46,939
Proceeds from issuance of common stock under stock plans	341	171	6,112	—	—	6,283
Share-based compensation	—	—	6,219	—	—	6,219
Shares withheld for taxes under our equity compensation plans	(35)	(18)	(2,058)	—	—	(2,076)
Repurchase of common stock	(265)	(133)	—	(17,464)	—	(17,597)
Excess tax benefit from share-based compensation	—	—	5,205	—	—	5,205
Cash dividends declared ($1.24 per share)	—	—	—	(24,667)	—	(24,667)
Balance June 27, 2015	19,953	$9,976	$78,342	$314,976	$(8,944)	$394,350
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries

	For the Fiscal Years Ended
(In thousands)	June 27, 2015	June 28, 2014	June 29, 2013
Operating Activities:
Net income	$59,870	$47,672	$46,720
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	32,298	30,877	32,175
Loss on sale of businesses	—	12,837	—
Pension withdrawal and associated expenses	6,500	9,854	1,000
Deferred income taxes	18,638	21,972	1,059
Share-based compensation	6,219	6,318	5,001
Changes in operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(2,908)	(14,538)	2,504
Inventory and merchandise in service	(9,429)	(12,157)	15,032
Accounts payable	7,201	935	475
Other current assets and liabilities	(3,352)	(25,273)	10,803
Multi-employer pension plan settlement payment	(24,799)	—	—
Other	3,997	(3,861)	(2,670)
Net cash provided by operating activities	94,235	74,636	112,099
Investing Activities:
Capital expenditures	(55,838)	(32,776)	(35,524)
Divestiture of businesses	—	6,641	—
Acquisition of businesses	—	—	(18,589)
Net cash used for investing activities	(55,838)	(26,135)	(54,113)
Financing Activities:
Repayments of long-term debt	(843)	(18)	(591)
Proceeds from issuance of long-term debt	—	—	100,000
(Repayments of) proceeds from revolving credit facilities, net	(22,362)	91,000	(143,000)
Cash dividends paid	(24,544)	(140,886)	(15,082)
Proceeds from issuance of common stock under stock option plans	6,283	8,748	20,401
Repurchase of common stock	(17,597)	(11,672)	—
Shares withheld for taxes under our equity compensation plans	(2,076)	(1,435)	(813)
Excess tax benefit from share-based compensation	5,205	4,578	1,068
Net cash used for financing activities	(55,934)	(49,685)	(38,017)
Effect of Exchange Rates on Cash	(3,346)	(288)	(983)
(Decrease) Increase in Cash and Cash Equivalents	(20,883)	(1,472)	18,986
Cash and Cash Equivalents:
Beginning of year	37,118	38,590	19,604
End of year	$16,235	$37,118	$38,590
Supplemental Cash Flow Information:
Cash paid for -
Interest	$6,647	$5,645	$3,584
Income taxes	$11,539	$20,945	$17,634
Supplemental Non-cash Investing Information:
Capital expenditures included amounts in accounts payable	$3,662	$3,378	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Summary of Significant Accounting Policies
Nature of Business
G&K Services, Inc., founded in 1902 and headquartered in Minnetonka, Minnesota, is a service-focused provider of branded uniform and facility services programs. We deliver value to our customers by enhancing their image and brand, and by promoting workplace safety, security and cleanliness. We accomplish this by providing a wide range of workwear and protective safety apparel through rental and direct purchase programs. We also supply a variety of facility products and services, including floor mats, towels, mops, restroom hygiene products, and first aid supplies. We also manufacture certain work apparel garments that are used to support our garment rental and direct purchase programs. We have two operating segments, United States (includes the Dominican Republic) and Canada, which have been identified as components of our organization that are reviewed by our Chairman and Chief Executive Officer to determine resource allocation and evaluate performance.
Basis of Presentation
Our Consolidated Financial Statements include the accounts of G&K Services, Inc. and all subsidiaries in which we have a controlling financial interest. Intercompany transactions and accounts are eliminated in consolidation.
Our fiscal year ends on the Saturday nearest June 30. All references herein to "2015," "2014" and "2013" refer to the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. Fiscal years 2015, 2014 and 2013 consisted of 52 weeks.
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
Inventory and Merchandise in Service
Inventories consist of new goods and rental merchandise in service. New goods are stated at the lower of first-in, first-out cost or market. Merchandise placed in service to support our rental operations is amortized into cost of rental operations over the estimated useful lives of the underlying inventory items, on a straight-line basis, which results in a matching of the cost of the merchandise with the weekly rental revenue generated by the merchandise. Estimated lives of rental merchandise in service range from six months to four years. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.
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
The reduction in finished goods inventory is primarily related to the sale of our Direct Sale Program Business. See Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for details regarding the sale.
The components of inventories as of June 27, 2015 and June 28, 2014 are as follows:

	June 27, 2015	June 28, 2014
Raw Materials	$6,368	$7,952
Work in Process	975	1,279
Finished Goods	28,915	29,192
Inventory	36,258	38,423
Merchandise in service, net	133,942	124,111
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is generally computed using the straight-line method over the following estimated useful lives:

Life (Years)
Automobiles and trucks	3 to 8
Machinery and equipment	3 to 10
Buildings	20 to 33
Building improvements	10
Costs of significant additions, renewals and betterments are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Repair and maintenance costs are charged to operating expense when incurred. Depreciation expense, which includes amortization of assets recorded under capital leases, was $30,358, $28,220 and $28,112, in fiscal years 2015, 2014 and 2013, respectively.
Environmental Costs
We accrue various environmental related costs, which consist primarily of estimated clean-up costs, fines and penalties, when it is probable that we have incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, we accrue the minimum estimated amount. This accrued amount reflects our assumptions regarding the nature of the remedy and the outcome of discussions with regulatory agencies. Changes in the estimates on which the accruals are based, including unanticipated government enforcement actions, or changes in environmental regulations, could result in higher or lower costs. Accordingly, as investigations and other actions proceed, it is likely that adjustments to our accruals will be necessary to reflect new information. While we cannot predict the ultimate outcome of any of these matters with certainty, we believe the possibility of a material adverse effect on our results of ongoing operations or financial position is remote, although the impact on reported operating results in any particular period may be material.
Accruals for environmental liabilities are included in the "Accrued expenses - Other" and "Other Noncurrent Liabilities" line items in the Consolidated Balance Sheets. Environmental costs are capitalized if they extend the life of the related property, increase its capacity and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control equipment is charged to expense in the period incurred.
For additional information see Note 14, "Commitments and Contingencies" of "Notes to the Consolidated Financial Statements".
Goodwill, Intangible Assets and Other Long-Lived Assets
The fair value of the purchase price of acquisitions in excess of the fair value of the underlying net assets is recorded as goodwill. Non-competition agreements that limit the seller from competing with us for a fixed period of time and acquired customer contracts are stated at fair value upon acquisition and are amortized over the terms of the respective agreements or estimated average life of an account, which ranges from five to 20 years.

We test goodwill for impairment in the fourth quarter of each fiscal year or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Reporting units for goodwill impairment review are operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. Based on this analysis, we have identified two reporting units as of the fiscal year 2015 testing date. Our reporting units are U.S. Rental operations and Canadian Rental operations, with respective goodwill balances of $270,045 and $55,138, at June 27, 2015. During fiscal year 2014, we divested our Direct Sales reporting unit. There have been no other changes to our reporting units or in the allocation of goodwill to each respective reporting unit in fiscal years 2015, 2014 or 2013.
In fiscal years 2015 and 2014, we performed a qualitative assessment to test our reporting units' goodwill for impairment. Based on our qualitative assessment, we determined that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of all reporting units is greater than their carrying amount and therefore no impairment of goodwill was identified. In fiscal year 2013, we used a market valuation approach to determine the fair value of each reporting unit for our annual impairment test. The results of this test indicated that the estimated fair value exceeded the carrying value of our goodwill by more than 50% for our U.S. Rental and Canadian Rental reporting units for both fiscal years and therefore no impairment existed. All goodwill associated with our Direct Sales reporting unit had been previously impaired and written off prior to its divestiture. During the second quarter of fiscal year 2014, we recorded an impairment loss related to the divestiture of our Ireland Business of $261.
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the carrying value is not projected to be recovered by future undiscounted cash flows, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the fourth quarter of fiscal year 2013, we recorded an impairment loss related to customer contracts totaling $1,626. See Note 10, "Discontinued Operations" of "Notes to the Consolidated Financial Statements" for details on the impairment. There were no impairment charges for intangible assets in fiscal years 2015 or 2014.
Foreign Currency
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the period-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. Translation adjustments are reflected within "Accumulated other comprehensive income" line in stockholders' equity of the Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in net earnings for the period and were not material in fiscal years 2015, 2014 or 2013.
Revenue Recognition
Our rental operations business is largely based on written service agreements whereby we agree to pick up soiled merchandise, launder and then deliver clean uniforms and other related products. The service agreements generally provide for weekly billing upon completion of the laundering process and delivery to the customer. Accordingly, we recognize revenue from rental operations in the period in which the services are provided. Revenue from rental operations also includes billings to customers for lost or damaged merchandise. Direct sale revenue is recognized in the period in which the product is shipped. Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales tax.
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pretax earnings and current tax law. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and uncertain tax positions for all periods that are currently open to examination or have not been effectively settled based on the most current available information. If it is not more likely than not that our tax position will be sustained, we record our best estimate of the resulting tax liability and any applicable interest and penalties in the Consolidated Financial Statements.
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
All derivative financial instruments are recognized at fair value and are recorded in the "Other noncurrent assets" or "Accrued expenses - Other" line items in the Consolidated Balance Sheets.
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
Share-based Payments
We grant share-based awards, including restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Consolidated Statements of Operations on a straight-line basis over the requisite service period for each separate vesting portion of the award. The amortization of share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to additional paid-in capital or income tax expense. See Note 11, "Stockholders' Equity" of "Notes to the Consolidated Financial Statements" for further details.
New Accounting Pronouncements
In May 2014, the FASB issued updated guidance to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.
In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in financial statements to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for us beginning in the first quarter of fiscal year 2017. We anticipate the implementation of this guidance will not have a material impact on the presentation of our financial position and no impact on our results of operations or cash flows.
In July 2013, the FASB issued updated guidance to address the presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. Specifically, the new guidance requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. We adopted these amendments in fiscal year 2015 and they are reflected in our fiscal year 2015 balance sheet presentation and income tax related disclosures.
In April 2015, the FASB issued updated guidance, which gives a company whose fiscal year-end does not coincide with a calendar month-end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the calendar month-end that is closest to its fiscal year-end. Early application is permitted and should be applied prospectively. For fiscal year 2015 we early adopted this guidance and it is reflected in our employee benefit plan disclosures.

In May 2015, the FASB issued updated guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with retrospective presentation applied to all periods. Earlier application is permitted. This guidance will be effective for us beginning in the first quarter of fiscal year 2017. We anticipate the implementation of this guidance will not have a material impact on the presentation of our financial position and no impact on our results of operations or cash flows.
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
The proforma effects of this acquisition, had it been acquired at the beginning of fiscal year 2013, were not material.
3. Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 29, 2013	$270,306	$64,087	$334,393
Foreign currency translation and other	(261)	(918)	(1,179)
Balance as of June 28, 2014	$270,045	$63,169	$333,214
Foreign currency translation and other	—	(8,031)	(8,031)
Balance as of June 27, 2015	$270,045	$55,138	$325,183
We recorded a goodwill impairment loss related to the divestiture of our Ireland business of $261 in the second quarter of fiscal year 2014. There were no other impairment losses recorded in fiscal year 2015 or fiscal year 2014.
4. Long-Term Debt
Debt as of June 27, 2015 and June 28, 2014 includes the following:

	2015	2014
Borrowings under Unsecured Revolver	40,500	65,925
Borrowings under $75M Variable Rate Notes	75,000	75,000
Borrowings under $50M A/R Line	28,100	25,075
Borrowings under $100M Fixed Rate Notes	100,000	100,000
Capital leases and other	169	1,022
	243,769	267,022
Less current maturities	(169)	(792)
Total long-term debt	$243,600	$266,230
On April 15, 2015, we refinanced our $250,000 unsecured revolving credit facility, which was scheduled to expire on March 7, 2017, with a new five-year $350,000 revolving credit facility ("Unsecured Revolver") maturing on April 15, 2020. Domestic U.S. Dollar borrowings under the new facility bear interest between 1.00% and 1.75% over London Interbank Offered Rate ("LIBOR"), depending on our leverage ratio and can be expanded by $200,000 to a total of $550,000. As of June 27, 2015, there was $40,500 outstanding under this facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $45,000 in letters of credit. We intend to use this facility to repay our $75,000 of variable rate unsecured private placement notes which mature on June 30, 2015.

As of June 27, 2015 letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of June 27, 2015 there is a fee of 0.175% of the unused daily balance of this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this agreement are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with the material covenants required by the terms of this facility as of June 27, 2015:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.82
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	20.49
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our debt agreement.
Borrowings outstanding as of June 27, 2015 under this facility bear interest at a weighted average effective rate of 1.438%.
We had $75,000 of variable rate unsecured private placement notes ("$75M Variable Rate Notes") bearing interest at 0.60% over LIBOR that matured on June 30, 2015. The notes did not require principal payments until maturity. As of June 27, 2015, the outstanding balance of the notes was $75,000 at an effective interest rate of 0.873%. The notes required that we maintained a minimum net worth of $379,953 as of June 27, 2015. We subsequently paid these notes using our new revolving credit facility. Therefore, we continue to classify the $75,000 as long-term debt in the Consolidated Balance Sheets.
We have a $50,000 accounts receivable securitization facility ("$50M A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80%, for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of June 27, 2015 there was $28,100 outstanding under this securitization facility and there were $21,900 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of June 27, 2015 under this facility bear interest at an average effective rate of 0.93%.
We have $100,000 of fixed rate unsecured senior notes ("$100M Fixed Rate Notes") with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing on April 15, 2025. Interest on the notes is payable semiannually. As of June 27, 2015, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 6, "Derivative Financial Instruments," of "Notes to the Consolidated Financial Statements" for details of our interest rate swap and hedging activities related to our outstanding debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum stockholders’ equity and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At June 27, 2015, we were in compliance with all debt covenants.
The following table summarizes payments due on long-term debt, including capital leases, as of June 27, 2015 for the next five fiscal years and thereafter:

2016	$75,169
2017	28,100
2018	—
2019	—
2020 and thereafter	140,500
5. Fair Value Measurements
Generally accepted accounting principles ("GAAP") defines fair value, establishes a framework for measuring fair value and establishes disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed under GAAP contains the following three levels:
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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during fiscal year 2015. See Note 13, "Employee Benefit Plans" of "Notes to the Consolidated Financial Statements" for additional information regarding our pension plan assets.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of June 27, 2015 and June 28, 2014:

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$4,637	$—	$4,637
Equity and fixed income mutual funds	29,777	—	29,777
Cash surrender value of life insurance policies	—	14,659	14,659
Derivative financial instruments	—	4,857	4,857
Total assets	$34,414	$19,516	$53,930
Accrued expenses:
Derivative financial instruments	$—	$188	$188
Total liabilities	$—	$188	$188

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$3,309	$—	$3,309
Equity and fixed income mutual funds	29,358	—	29,358
Cash surrender value of life insurance policies	—	14,287	14,287
Total assets	$32,667	$14,287	$46,954
Accrued expenses:
Derivative financial instruments	$—	$930	$930
Total liabilities	$—	$930	$930
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP). The money market, equity and fixed income mutual funds are investments established to fund the Company's non-qualified deferred compensation plan.

The following tables summarize the fair value of assets and liabilities that are recorded at historical cost as of June 27, 2015 and June 28, 2014:

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$16,235	$—	$16,235
Total assets	$16,235	$—	$16,235
Current maturities of long-term debt	$—	$169	$169
Long-term debt, net of current maturities	—	241,589	241,589
Total liabilities	$—	$241,758	$241,758

	As of June 28, 2014
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$37,118	$—	$37,118
Total assets	$37,118	$—	$37,118
Current maturities of long-term debt	$—	$792	$792
Long-term debt, net of current maturities	—	263,191	263,191
Total liabilities	$—	$263,983	$263,983
6. Derivative Financial Instruments
We use interest rate swap contracts to limit exposure to changes in interest rates and manage the total debt that is subject to variable and fixed interest rates. The interest rate swap contracts we utilize modify our exposure to interest rate risk by converting variable rate debt to a fixed rate without an exchange of the underlying principal amount. Approximately 52% of our outstanding variable rate debt had its interest payments modified using interest rate swap contracts at June 27, 2015. These interest rate swap contracts mature on June 30, 2015.
We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of net investment in a foreign operation, or that are held for trading or speculative purposes. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.
On April 1, 2015, we entered into a long-term interest rate swap for $75,000 which will limit our exposure to interest rate risk where we will pay fixed rates of interest and receive variable rates of interest based on the one-month LIBOR. We will have an effective interest rate of 2.35%. The 15 year swap contract has a forward start date of July 1, 2016 and is a highly effective cash flow hedge.
As of June 27, 2015 we had a $4,857 asset and a $188 liability and as of June 28, 2014 we had a $930 liability on interest rate swap contracts that are classified as "Other noncurrent assets" or "Accrued expenses" in the Consolidated Balance Sheets. Of the $4,414 net gain deferred in accumulated other comprehensive income as of June 27, 2015, a $27 gain is expected to be reclassified to interest expense in the next 12 months.
As of June 27, 2015 and June 28, 2014, all derivative financial instruments were designated as hedging instruments.
As of June 27, 2015, we had interest rate swap contracts to pay fixed rates of interest and to receive variable rates of interest based on the three-month LIBOR, all of which mature in one month. The average rate on the $75,000 of interest rate swap contracts was 1.25% as of June 27, 2015. These interest rate swap contracts were highly effective cash flow hedges and accordingly, gains or losses on any ineffectiveness were not material to any period.
These contracts ended on June 30, 2015 at the same time that the corresponding debt was paid using our Unsecured Revolver.

7. Other Assets and Other Noncurrent Liabilities
Other assets as of June 27, 2015 and June 28, 2014 included the following:

	June 27, 2015	June 28, 2014
Executive deferred compensation assets	$34,414	$32,667
Cash surrender value of life insurance policies	14,659	14,287
Derivative financial instruments	4,857	—
Customer contracts, net	4,544	6,448
Other assets	7,854	10,603
Less: Portion classified as current assets	(1,922)	(2,177)
Total other assets	$64,406	$61,828
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately ten years and are as follows:

	June 27, 2015	June 28, 2014
Customer contracts and non-competition agreements	$20,244	$23,838
Accumulated amortization	(15,700)	(17,390)
Net	$4,544	$6,448
Amortization expense was $1,940, $2,657 and $4,063 for fiscal years 2015, 2014 and 2013, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of June 27, 2015 is as follows:

2016	1,394
2017	1,198
2018	416
2019	183
2020	171
Thereafter	1,181
Other noncurrent liabilities as of June 27, 2015 and June 28, 2014 included the following:

	June 27, 2015	June 28, 2014
Multi-employer pension withdrawal liability	$9,329	$30,372
Pension plan liability	20,188	15,422
Executive deferred compensation plan liability	34,529	32,761
Supplemental executive retirement plan liability	16,686	17,610
Accrued income taxes	8,294	12,043
Workers' compensation liability	18,577	18,582
Other liabilities	7,659	4,603
Less: Portion classified as current liabilities	(7,819)	(9,700)
Total other noncurrent liabilities	$107,443	$121,693

8. Earnings Per Share
Accounting guidance for participating securities and the two-class method, addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Certain restricted stock awards granted under our equity plans are considered participating securities as these awards receive non-forfeitable dividends at the same rate as common stock.

	For the Fiscal Years
	2015	2014	2013
Net income from continuing operations	$59,870	$56,065	$50,506
Less: Income allocable to participating securities	(713)	(610)	(710)
Net income from continuing operations available to common stockholders	59,157	55,455	49,796
Net loss from discontinued operations	—	(8,393)	(3,786)
Net income available to common stockholders	$59,157	$47,062	$46,010
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,676	19,568	18,970
Basic earnings (loss) per common share:
From continuing operations	$3.01	$2.83	$2.62
From discontinued operations	$—	$(0.43)	$(0.20)
Basic earnings per share	$3.01	$2.41	$2.43
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,676	19,568	18,970
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	371	373	322
Weighted average shares outstanding, diluted	20,047	19,941	19,292
Diluted earnings (loss) per common share:
From continuing operations	$2.95	$2.78	$2.58
From discontinued operations	$—	$(0.42)	$(0.20)
Diluted earnings per share	$2.95	$2.36	$2.38
We excluded potential common shares related to our outstanding equity compensation grants of 74,000, 88,000 and 99,000 from the computation of diluted earnings per share for fiscal years 2015, 2014 and 2013, respectively. Inclusion of these shares would have been anti-dilutive.
9. Restructuring and Impairment Charges
There were no restructuring or impairment charges in fiscal years 2015 or 2014.
In the fourth quarter of fiscal year 2013, we closed one of our rental facilities and restructured our direct sale businesses. The rental facility had become redundant as a result of the acquisition we made earlier in the fiscal year. In addition, we made the decision to transition our GKdirect Catalog business to a third-party catalog offering and outsource the fulfillment operations. This change resulted in the discontinuation of certain product offerings and a charge of $565 to reduce the carrying amount of inventory to its estimated net realizable value. In addition, we incurred charges for equipment write-downs and severance related to the closure of the distribution center.
The following table identifies the major components of the fiscal year 2013 fourth quarter restructuring and impairment charges and the corresponding income statement line items:

Asset	Statement of Operations Classification:	Amount
Inventory	Cost of rental and direct sale revenue	$565
Property, plant and equipment	Selling and administrative	1,714
Other costs	Selling and administrative	882
Total restructuring and impairment charges		$3,161

restructuring and impairment charges	no

10. Discontinued Operations
In fiscal year 2014, we sold our Direct Sale Program business ("Program Business") and Ireland business ("Ireland Business"), which met the requirements to be presented as discontinued operations and accordingly, the results of these operations have been reclassified to discontinued operations for fiscal years 2014 and 2013 in the Consolidated Statements of Operations. Both of these businesses were previously included in our United States operating segment. There were no discontinued operations for fiscal year 2015.
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
In fiscal year 2013, as part of our annual fourth quarter impairment test and changes in our Program Business, we identified certain impairment indicators that required us to perform an assessment of the recoverability of the long-lived assets related to the business. As part of this assessment, we determined that the carrying value of certain long-lived assets exceeded their fair values. The estimated fair values were determined using a discounted cash flow approach. This analysis resulted in the impairment of certain long-lived assets, including computer software, customer contracts and other property and equipment of $3,601. In addition, the changes to our Program Business noted above resulted in an evaluation of the recoverability of related inventory. As part of this evaluation we incurred a charge of $3,046 to reduce inventory to its net realizable value based on our updated business plan. We also incurred professional services costs of $25 related to the changes.
Summarized financial information for discontinued operations is shown below:

	For the Fiscal Years
	2014	2013
Rental and direct sale revenue from discontinued operations	$17,844	$41,710
Loss before income taxes	(279)	(5,982)

Loss, net of tax	(141)	(3,786)
Loss on sale and other adjustments, net of tax	(8,252)	—
Net loss from discontinued operations, net of tax	$(8,393)	$(3,786)

For the Fiscal Year
2014
Loss in excess of carrying value of Program Business	$(11,559)
Transaction and related costs	(675)
Loss on sale of Program Business	(12,234)
Loss on sale of Ireland Business	(603)
Pretax loss on sale of businesses	(12,837)
Income tax benefit	4,585
Loss on sale and other adjustments, net of tax	$(8,252)

11. Stockholders' Equity
We issue Class A shares of our stock, and each share is entitled to one vote and is freely transferable.
As of June 27, 2015, we have a $175,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and increased to $175,000 in May 2008. Under this repurchase program, we repurchased 266.426 and 204,819 shares in open market transactions totaling $17,597 and $11,672 in fiscal years 2015 and 2014, respectively. We did not repurchase any shares in fiscal year 2013. As of June 27, 2015, we had approximately $28,567 remaining under this authorization. In August 2015, our Board of Directors authorized an additional $100,000 for the share repurchase program.
Share-Based Payment Plans
On November 6, 2013, our shareholders approved the G&K Services, Inc. Restated Equity Incentive Plan (2013) ("Restated Plan"). This plan restates our 2006 Equity Incentive Plan ("2006 Plan") approved by shareholders at our November 16, 2006 annual meeting and our Restated Equity Incentive Plan (2010) ("2010 Plan") approved by our shareholders on November 4, 2010. The total number of authorized shares under the Restated Plan is 4,000,000 (2,000,000 under the 2006 Plan, 1,000,000 under the 2010 Plan and an additional 1,000,000 under the Restated Plan). Only 1,600,000 of the awards granted under the Restated Plan can be stock appreciation rights, restricted stock, restricted stock units, deferred stock units or stock. As of June 27, 2015, 1,419,781 equity awards were available for grant.
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
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. The amount of compensation cost, including the additional amounts related to the amendment of the plans noted above, that has been recognized in the Consolidated Statements of Operations was $6,219, $6,318 and $5,001 for fiscal years 2015, 2014 and 2013, respectively. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, cancelled, expire or restrictions lapse, we recognize adjustments to additional paid-in capital or income tax expense. The total net income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $2,333, $2,243 and $1,709 for fiscal years 2015, 2014 and 2013, respectively. No amount of share-based compensation expense was capitalized during the periods presented.
On August 23, 2012, our Chairman and Chief Executive Officer was granted a performance based restricted stock award (the "Performance Award"). The Performance Award has both a financial performance component and a service component. The Performance Award has a target level of 100,000 restricted shares, a maximum award of 150,000 restricted shares and a minimum award of 50,000 restricted shares, subject to attainment of financial performance goals and service conditions. Based on fiscal year 2015 results,126,000 restricted shares will be issued under the performance award.
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

	For the Fiscal Years
	2015	2014	2013
Expected share price volatility	27.57% - 28.65%	27.40% - 27.65%	27.49% - 28.99%
Weighted average volatility	28.21%	27.52%	28.34%
Expected dividend yield	1.75% - 2.39%	1.98% - 2.03%	2.43% - 2.44%
Expected term (in years)	5	5 - 6	5 - 6
Risk free rate	1.33% - 1.66%	1.63% - 2.03%	0.62% - 0.92%
A summary of stock option activity under our plans as of June 27, 2015, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 28, 2014	858,502	$24.86
Granted	142,050	55.52
Exercised	(313,484)	20.05
Forfeited or expired	(54,781)	45.91
Outstanding at June 27, 2015	632,287	$32.31	6.72	$24,063
Exercisable at June 27, 2015	371,584	$21.63	5.51	$18,107
The weighted-average fair value of stock options on the date of grant during fiscal years 2015, 2014 and 2013 was $11.74, $12.16 and $6.35, respectively. The total intrinsic value of stock options exercised was $14,874, $12,093 and $7,643 for fiscal years 2015, 2014 and 2013, respectively.
We received proceeds from the exercise of stock options of $6,113, $8,748 and $20,401 in fiscal years 2015, 2014 and 2013, respectively.
A summary of the status of our non-vested shares of restricted stock as of June 27, 2015 and changes during the fiscal year ended June 27, 2015, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at June 28, 2014	304,803	$37.48
Granted	83,271	58.85
Vested	(109,792)	33.62
Forfeited	(54,161)	39.08
Non-vested at June 27, 2015	224,121	$47.45
The table above does not include the shares assumed under the Performance Award, as they have not been granted.
As of June 27, 2015, there was $9,429 of total unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted shares vested during the fiscal years ended 2015, 2014 and 2013 was $3,691, $2,757 and $2,911, respectively.
Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive income, net of tax, were as follows:

	For the Fiscal Years
	2015	2014	2013
Foreign currency translation	$7,914	$22,682	$24,093
Pension benefit liabilities	(21,272)	(19,748)	(15,650)
Derivative financial instruments	4,414	1,053	946
Accumulated other comprehensive (loss) income	$(8,944)	$3,987	$9,389

Changes in accumulated other comprehensive (loss) income were as follows:

	For the Fiscal Year Ended June 27, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Other comprehensive income (loss) before reclassifications	(14,768)	(2,983)	3,027	(14,724)
Reclassifications from net accumulated other comprehensive income	—	1,459	334	1,793
Net current period other comprehensive income (loss)	(14,768)	(1,524)	3,361	(12,931)
Accumulated other comprehensive income (loss) at June 27, 2015	$7,914	$(21,272)	$4,414	$(8,944)
Amounts reclassified from accumulated other comprehensive income for fiscal year 2015 were as follows:

	For the Fiscal Year
	2015
Losses on derivative financial instruments:
Interest rate swap contracts	$532	(a)
Tax benefit	(198)
Total, net of tax	334
Pension benefit liabilities:
Amortization of net loss	2,373	(b)
Tax benefit	(914)
Total, net of tax	1,459
Total amounts reclassified, net of tax	$1,793

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale revenue and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13, "Employee Benefit Plans" because it is immaterial. See Note 13 for details regarding the pension plans.

Income tax expense (benefit) for each component of other comprehensive income were as follows:

	For the Fiscal Years
	2015	2014	2013
Foreign currency translation adjustments	$3,861	$386	$2,257
Change in pension benefit liabilities recognized	891	2,474	(7,297)
Derivative financial instruments unrecognized gain (loss)	(1,804)	138	(870)
Derivative financial instruments loss reclassified	(198)	(202)	(227)
Income tax expense (benefit)	$2,750	$2,796	$(6,137)
12. Income Taxes
The components of the provision for income taxes from continuing operations are as follows:

Fiscal Years	2015	2014	2013
Current:
Federal	$9,912	$10,723	$15,646
State and local	1,905	844	3,687
Foreign	3,751	5,283	5,653
	15,568	16,850	24,986
Deferred	18,638	16,880	3,660
Provision for income taxes from continuing operations	$34,206	$33,730	$28,646

The following table reconciles the United States statutory income tax rate with our effective income tax rate from continuing operations:

Fiscal Years	2015	2014	2013
United States statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.8	3.0	3.7
Foreign earnings taxed at different rates	(0.3)	—	(0.3)
Change in uncertain tax position reserve	(1.0)	—	(1.6)
Permanent differences and other, net	(0.1)	(0.4)	(0.6)
Effective income tax rate from continuing operations	36.4%	37.6%	36.2%
The change in the uncertain tax position reserve in fiscal year 2015 was the result of the expiration of certain statutes and the resolution of a Canadian transfer pricing audit related to fiscal years 2005 to 2007, offset by reserve additions during the year. The change in uncertain tax position reserve in fiscal year 2013 was the result of the expiration of certain statutes and the favorable resolution of other tax matters, offset by reserve additions during the year.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

Fiscal Years	2015	2014
Deferred tax liabilities:
Inventory	$(47,888)	$(40,781)
Depreciation	(12,899)	(9,815)
Intangibles	(57,146)	(52,889)
Derivative financial instruments	(2,630)	(627)
Other	(904)	(2,606)
Total deferred tax liabilities	(121,467)	(106,718)
Deferred tax assets:
Compensation and employees benefits	44,833	50,024
Accruals and reserves	10,859	7,618
Share-based payments	4,025	3,864
Net operating loss	1,693	7,156
Other	1,986	1,968
Gross deferred tax assets	63,396	70,630
Less valuation allowance	(1,209)	(6,762)
Total deferred tax assets	62,187	63,868
Net deferred tax liabilities	$(59,280)	$(42,850)
The deferred tax assets include $1,693 and $7,156 related to state net operating loss carry-forwards which expire between fiscal year 2016 and fiscal year 2035 at June 27, 2015 and June 28, 2014, respectively.
We recognize a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowance of $1,209 at June 27, 2015 and $6,762 at June 28, 2014, respectively, relates to net operating loss and capital loss carry-forwards. In July 2013, the FASB issued updated guidance to address the presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. Specifically, the new guidance requires entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The net operating loss and related valuation allowance were reduced by $4,392 upon adopting this guidance. Besides the reduction due to this adoption, the valuation allowance decreased by $1,161 during fiscal year 2015.
We have no foreign tax credit carry-forwards as of June 27, 2015.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings from our foreign subsidiaries of approximately $48,729 and $56,414 as of June 27, 2015 and June 28, 2014, respectively. These earnings are considered to be indefinitely reinvested in the operations of such subsidiaries. It is not practicable to estimate the amount of tax that may be payable upon distribution.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Net tax-related interest and penalties in fiscal year 2015 and 2014 were ($795) and $351, respectively, and were immaterial for fiscal year 2013. As of June 27, 2015 and June 28, 2014, we had $930 and $2,061, respectively, of accrued interest and penalties related to uncertain tax positions, of which $729 and $1,704 would favorably affect our effective tax rate in any future periods, if the positions are effectively settled in our favor.
We file income tax returns in the United States, Canada and multiple state jurisdictions. We have substantially concluded all U.S. Federal income tax examinations through fiscal year 2011 and all Canadian income tax examinations through fiscal year 2008. With few exceptions, we are no longer subject to state and local income tax examinations prior to fiscal year 2010.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal Years	2015	2014
Beginning balance	$10,826	$9,338
Tax positions related to current year:
Gross increase	1,487	1,196
Tax positions related to prior years:
Gross increase	208	1,090
Gross decrease	(547)	(152)
Settlements	(1,670)	(114)
Lapses in statutes of limitations	(1,465)	(532)
Ending balance	$8,839	$10,826
As of June 27, 2015 and June 28, 2014, the total amount of unrecognized tax benefits that would favorably affect the effective tax rate, if recognized was $821 and $2,340. We are not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next 12 months.
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
Annual benefits under the Supplemental Executive Retirement Plan ("SERP") are based on years of service and individual compensation near retirement. We have purchased life insurance contracts and other investments that could be used to fund the retirement benefits under this plan. The value of these insurance contracts and investments as of June 27, 2015 and June 28, 2014 were $11,819 and $11,579, respectively, and are included in the "Other noncurrent assets" line item in the Consolidated Balance Sheets.
We froze our Pension Plan and SERP effective December 31, 2006. Future growth in benefits will not occur beyond this date.
Applicable accounting standards require that the Consolidated Balance Sheet reflect the funded status of the pension and postretirement plans. The funded status of the plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. Expected contributions to the plans over the next 12 months that exceed the fair value of plan assets are reflected in accrued liabilities and were $775 and $796 as of June 27, 2015 and June 28, 2014, respectively. All other liabilities have been included in the "Other Noncurrent Liabilities" line item in the Consolidated Balance Sheets.
Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in "Accumulated other comprehensive income" in our Consolidated Balance Sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur.
The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2016 is $2,675 which is related primarily to net actuarial losses.

Obligations and Funded Status at June 27, 2015 and June 28, 2014

	Pension Plan		SERP
	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligation, beginning of year	$91,251	$76,758	$17,610	$15,548
Interest cost	4,049	3,968	739	758
Actuarial loss/(gain)	1,215	12,799	(870)	2,138
Benefits paid	(2,617)	(2,274)	(793)	(834)
Projected benefit obligation, end of year	$93,898	$91,251	$16,686	$17,610
Change in plan assets:
Fair value of plan assets, beginning of year	$75,985	$64,599	$—	$—
Actual return on plan assets	479	11,240	—	—
Employer contributions	—	2,420	793	834
Benefits paid	(2,617)	(2,274)	(793)	(834)
Fair value of plan assets, end of year	$73,847	$75,985	$—	$—
Funded status-net amount recognized	$(20,051)	$(15,266)	$(16,686)	$(17,610)
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Plan		SERP
	2015	2014	2015	2014
Accrued benefit liability	$(20,051)	$(15,266)	$(16,686)	$(17,610)
Net amount recognized	$(20,051)	$(15,266)	$(16,686)	$(17,610)

	Pension Plan		SERP
	2015	2014	2015	2014
Accumulated other comprehensive loss/(gain) related to:
Unrecognized net actuarial losses/(gains)	$3,625	$4,560	$(1,261)	$1,995
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with an accumulated benefit obligation in excess of plan assets were $93,898, $93,898 and $73,847, respectively, as of June 27, 2015 and $91,251, $91,251 and $75,985, respectively, as of June 28, 2014. No pension plans had plan assets in excess of accumulated benefit obligations at June 27, 2015 or June 28, 2014.
Components of Net Periodic Benefit Cost

	Pension Plan			SERP
	2015	2014	2013	2015	2014	2013
Interest cost	$4,049	$3,968	$3,738	$739	$758	$688
Expected return on assets	(4,904)	(4,638)	(4,227)	—	—	—
Amortization of net loss	2,015	1,636	3,312	391	143	401
Net periodic benefit cost	$1,160	$966	$2,823	$1,130	$901	$1,089
Assumptions
The following weighted average assumptions were used to determine benefit obligations for the plans at June 27, 2015 and June 28, 2014:

	Pension Plan		SERP
	2015	2014	2015	2014
Discount rate	4.70%	4.50%	4.45%	4.30%
Rate of compensation increase	N/A	N/A	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the plans for the fiscal years ended June 27, 2015 and June 28, 2014:

	Pension Plan		SERP
	2015	2014	2015	2014
Discount rate	4.50%	5.25%	4.30%	5.00%
Expected return on plan assets	6.50	7.25	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Plan Assets
The asset allocations in the pension plan at June 27, 2015 and June 28, 2014 are as follows:

	Target Asset Allocations	Actual Asset Allocations
	2015	2015	2014
International equity	8.0%	6.8%	6.8%
Large cap equity	26.0	27.2	25.9
Small cap equity	5.0	5.2	4.8
Absolute return strategy funds	16.0	14.1	15.3
Fixed income	45.0	46.7	47.0
Long/short equity fund	—	—	0.2
Total	100%	100%	100%
Our retirement committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation and investment goals of the pension portfolio. This resulted in the selection of 5.90% expected return on plan assets for fiscal year 2016 and 6.50% expected return on plan assets for fiscal year 2015. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
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
Common/Collective Trusts (CCT): Investments in a collective investment vehicle are valued at their daily or monthly net asset value (NAV) per share or the equivalent. NAV per share or the equivalent is used for fair value purposes as a practical expedient. NAVs are calculated with the assistance of our investment manager or sponsor of the fund. Certain of the CCTs represent investments in hedge funds or funds of hedge funds as well as other commingled equity funds. The classification level of these CCTs within the fair value hierarchy is determined by our ability to redeem the investment at NAV in the near term of the measurement date. Investments in the underlying CCTs are not valued using quoted prices in active markets. Therefore no investments are classified as Level 1. All investments in CCTs that are redeemable at the NAV reported by the investment managers within 90 days of the fiscal year end are classified as Level 2. All investments in the underlying CCTs that are not redeemable at the NAV reported by the investment managers of the CCTs within 90 days of the fiscal year end because of a lock-up period or gate, but may be redeemed at a future date, are classified as Level 3.
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
The following table presents the pension plan investments using the fair value hierarchy discussed in Note 5, "Fair Value Measurements" of "Notes to the Consolidated Financial Statements," as of June 27, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Interest-bearing cash	$997	$—	$997
Payable	(59)	—	(59)
Common/collective trusts	—	3,834	3,834
U.S. Government securities	6,866	—	6,866
Corporate debt	—	26,663	26,663
Registered investment companies	35,546	—	35,546
Total	$43,350	$30,497	$73,847
The following table presents the pension plan investments using the fair value hierarchy discussed in Note 5, "Fair Value Measurements" of "Notes to the Consolidated Financial Statements," as of June 28, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$1,688	$—	$—	$1,688
Receivable from common/collective trusts	243	—	—	243
Common stock	—	3,611	167	3,778
Common/collective trusts	5,465	1,435	—	6,900
Corporate debt	—	27,065	—	27,065
Registered investment companies	36,311	—	—	36,311
Total	$43,707	$32,111	$167	$75,985
The following table presents a reconciliation of Level 3 assets held during the years ended June 27, 2015 and June 28, 2014:

	2015	2014
Balance at beginning of the year	$167	$4,093
Realized gains	15	(828)
Net unrealized gains	(9)	217
Net purchases, issuances and settlements	(173)	(3,315)
Balance at end of the year	$—	$167
We expect to contribute $0 to our pension plan and $775 to the SERP in fiscal year 2016.

Future changes in plan asset returns, assumed discount rates and various other factors related to our pension plan will impact our future pension expense and liabilities. We cannot predict the impact of these changes in the future and any changes may have a material impact on our results of operations and financial position.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Plan	SERP
2016	$2,667	$775
2017	2,854	812
2018	3,086	878
2019	3,327	939
2020	3,613	979
2021 to 2024	21,769	5,212
Multi-Employer Pension Plans
Historically, we participated in a number of collectively bargained, union sponsored multi-employer pension plans ("MEPPs"). Consistent with the accounting for defined contribution plans, we previously recorded the required cash contributions to the MEPPs as an expense in the period incurred and recognized a liability for any contributions due and unpaid. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the MEPPs. An employer's accounting for MEPPs provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable.
As of June 27, 2015, we have withdrawn from, and no longer participate in any MEPPs in the United States.
During fiscal years 2015, 2014 and 2013 we recorded total pretax charges related to the exit from all MEPPs of $6,500, $9,854 and $1,000, respectively. In addition, during fiscal years 2015, 2014 and 2013, we made total payments related to our MEPP liabilities of $28,875, $3,847 and $1,654, respectively. Fiscal 2015 includes a settlement payment to the Central States Fund of $24,799. Total remaining reserves for all MEPPs as of June 27, 2015 is $9,329.
Central States Southeast and Southwest Areas Pension Fund (“Central States Fund”)
Beginning in fiscal year 2012, we commenced negotiations to discontinue our participation in the Central States Fund. We were ultimately successful and withdrew our participation in the Central States Fund in stages as various union contracts expired. During the third quarter of fiscal year 2015, we entered into settlement discussions with the Central States Fund and on June 11, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the Central States Fund to resolve matters related to the withdrawal liability and the related arbitration. Pursuant to the Settlement Agreement, we made a lump sum payment to the pension fund in the amount of $24,799 and agreed to dismiss the arbitration. In addition, the Central States Fund released all claims for collection of the withdrawal liability and related assessments, subject to our representations and warranties regarding contributions to the Central States Fund, related contribution base units and trades or businesses under common control of the company. We funded the payment under the Settlement Agreement through use of existing resources, including our revolving credit facility.
Other United States MEPPs
As previously disclosed, we have received formal demand notices from other MEPPs to which we previously contributed. Internally and with outside experts, we evaluated each of the demand notices to determine the appropriateness thereof. We have determined that the demanded amounts are appropriate for all but one of the MEPPs. In the case of the MEPP for which we have been unable to verify the amount demanded, we have requested additional information from the MEPP to ascertain the validity and accuracy of the payment demands and accuracy of the assumptions used. To the extent we deem as accurate the information we receive from this fund, we expect that we will resolve this matter. To the extent we deem such information as inaccurate, it is likely that we will file an arbitration against this fund to resolve this matter. In either case, we believe that resolution of this matter will be within previously established reserves.
Canadian MEPPs
Our Canadian subsidiaries participate in three multi-employer retirement funds, collectively referred to as the Canadian MEPPs. These plans provide monthly retirement payments on the basis of the credits earned by the participating employees. For two of the plans, in the event that the plans are underfunded, the monthly participant benefit amount can be reduced by the trustees of the plan and we are not responsible for the underfunded status of the plan. For the third plan, employers can be held liable for unfunded liabilities and solvency deficiencies and accrued benefits cannot be reduced if there is a deficit unless the employer is insolvent. With respect to our exposure to the third plan, the most recent actuarial valuation as of December 31, 2012 indicates a surplus of approximately 8.8%.
401(k) Plan
All full-time non-union and certain union, U.S. employees are eligible to participate in a 401(k) plan. Employee contributions are invested, at the employees' direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Participants receive a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 2% of the participant’s contributed pay. The matching contributions under the 401(k) plan vest immediately. We incurred matching contribution expense of $5,578, $5,310 and $5,236 in fiscal years 2015, 2014 and 2013, respectively.
Executive Deferred Compensation Plan
Under the Executive Deferred Compensation Plan ("DEFCO Plan"), we match a portion of designated employees' contributions. Employee contributions along with the Company match are invested, at the employees' direction, among a variety of investment alternatives. Participants may transfer amounts into and out of the investment alternatives at any time. Eligible participants receive a matching contribution of 50% of the first 10% of the participant's contributed pay plus an additional 2.5% of the participant's eligible pay. Our expense associated with the DEFCO Plan was $1,001, $1,167 and $1,169 in fiscal years 2015, 2014 and 2013, respectively. The accumulated benefit obligation of $34,414 as of June 27, 2015 has been split between "Other noncurrent liabilities" and "Compensation and employee benefits" and $32,667 as of June 28, 2014 is included in "Other noncurrent liabilities" and "Compensation and employee benefits" in the accompanying Consolidated Balance Sheets. We have purchased investments, including stable income and stock index managed funds, based on investment elections made by the employees, which may be used to fund the retirement benefits. The investments are recorded at estimated fair value based on quoted market prices and are split between "Other current assets" and "Other noncurrent assets" in the accompanying Consolidated Balance Sheets. Offsetting unrealized gains and losses are included in income on a current basis. At June 27, 2015 and June 28, 2014, the estimated fair value of the investments was $34,414 and $32,667, respectively.
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
We also are involved in various property remediation efforts. In particular, we have four projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working. Historically, with respect to these projects, we have borne our costs as part of our ongoing operations. As part of these latter efforts, in the fourth quarter of 2015, we determined it was likely that the parties that are contractually obligated to remediate PCE contamination at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date as far back as the 1970s; the most recent one was in 2007. As a result of the foregoing, as of June 27, 2015 and June 28, 2014, we had remediation-related reserves of approximately $4,711 and $900 respectively, related to these matters. There was $4,405 of expense for these matters for fiscal year 2015 and $371 of expense for fiscal year 2014.
In order to determine whether any additional exposure for PCE remediation exists, we have also begun environmental assessments on an additional six sites which we acquired that had historical dry cleaning operations. With respect to these sites, while we believe costs are probable, they are not yet reasonably estimable. Therefore beyond amounts to cover the preliminary assessments, we have not recorded any reserve for these properties. While such charges may be material, we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote, although the impact on reported operating results in any particular period may be material.
Legal Matters
The United States Office of Federal Contract Compliance Programs, or OFCCP, is, as part of routine audits, conducting a review of our employment practices. The OFCCP has issued a Predetermination Notice to one of our facilities and Notices of Violation to three others. The OFCCP has raised preliminary allegations of similar violations at five other facilities, but has not issued any Notices of Violations. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. While we cannot predict the ultimate outcome of these matters with certainty and it is possible that we may incur additional losses in excess of established reserves, we believe the possibility of a material adverse effect on our results of operations or financial position is remote.
Leases
We lease certain facilities and equipment for varying periods. Most facility leases contain renewal options from one to five years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.
The following is a schedule as of June 27, 2015 of future minimum base rental payments for operating leases that had initial or remaining lease terms in excess of one year:

Operating Leases
2016	$24,561
2017	20,482
2018	16,313
2019	11,474
2020	9,347
2021 to 2024	14,162
Total minimum lease payments	$96,339
Total rent expense for operating leases, including those with terms of less than one year, was $31,964 in fiscal year 2015, $31,677 in fiscal year 2014 and $30,858 in fiscal year 2013.
15. Segment Information
We have two operating segments, United States (includes our Dominican Republic operations) and Canada, which have been identified as components of our organization that are reviewed by our Chairman and Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. Our largest customer represents approximately 2% of our total revenues. Substantially all of our customers are in the United States and Canada.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1, "Summary of Significant Accounting Policies" of "Notes to the Consolidated Financial Statements"). Corporate expenses are allocated to the segments based on segment revenue. We evaluate performance based on income from operations.

Financial information by segment is as follows:

	United States	Canada	Elimination	Total
2015
Revenues	$796,855	$140,787	$—	$937,642
Income from continuing operations	85,207	16,007	—	101,214
Interest expense	7,059	79	—	7,138
Total assets	885,963	133,563	(90,661)	928,865
Capital expenditures-net	51,032	4,806	—	55,838
Depreciation and amortization expense	28,644	3,654	—	32,298
Provision for income taxes	31,443	2,763	—	34,206
2014
Revenues	$752,802	$148,067	$—	$900,869
Income from continuing operations	79,290	16,825	—	96,115
Interest expense	6,320	—	—	6,320
Total assets	859,474	170,775	(106,730)	923,519
Capital expenditures-net	29,053	3,723	—	32,776
Depreciation and amortization expense	26,743	4,134	—	30,877
Provision for income taxes	28,684	5,046	—	33,730
2013
Revenues	$711,172	$154,846	$—	$866,018
Income from continuing operations	66,144	17,861	—	84,005
Interest expense	4,853	—	—	4,853
Total assets	831,860	161,675	(96,249)	897,286
Capital expenditures-net	31,113	4,411	—	35,524
Depreciation and amortization expense	27,050	5,125	—	32,175
Provision for income taxes	24,342	4,304	—	28,646

G&K Services, Inc.
Schedule II – Valuation and Qualifying Accounts and Reserves
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
June 27, 2015	$3,697	$1,711	$—	$1,939	3,469
June 28, 2014	$3,135	$1,980	$—	$1,418	3,697
June 29, 2013	$2,666	$1,932	$—	$1,463	$3,135

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2015. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act as of June 27, 2015.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is made to information with respect to our Proxy Statement for the fiscal year 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is made to information with respect to our Proxy Statement for the fiscal year 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is made to information with respect to our Proxy Statement for the fiscal year 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reference is made to information with respect to our Proxy Statement for the fiscal year 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

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
3(b) Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on August 25, 2011).
10(a) Amended and Restated 1996 Director Stock Option Plan, as amended March 10, 2004 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on October 12, 2005). +
10(b) 1998 Stock Option and Compensation Plan, as amended November 7, 2002 (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, exhibit A, filed on September 26, 2002). +
10(c) First Amendment to 1998 Stock Option and Compensation Plan (incorporated by reference to Registrant’s Form 8-K filed April 4, 2012). +
10(d) Loan Agreement dated June 30, 2005 among G&K Services, Inc. and various institutional investors (incorporated by reference to Registrant’s Form 10-K filed September 15, 2005).
10(e) Form of Executive Employment Agreement between Registrant and Douglas Milroy, dated March 1, 2007 (incorporated herein by reference to the Registrant’s Form 8-K filed March 19, 2007). +
10(f) Restated Equity Incentive Plan (2013) (incorporated by reference to Registrant's Form S-8 filed December 5, 2013). +
10(g) Second Amended and Restated Loan Agreement, dated September 29, 2010 among G&K Services, Inc., G&K Receivables Corp., Three Pillars Funding LLC, SunTrust Robinson Humphrey, Inc. and SunTrust Bank (incorporated herein by reference to Registrant’s Form 8-K filed on December 4, 2010).
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
10(k) Form of Amended Executive Employment Agreement between Registrant and Douglas A. Milroy, dated May 7, 2009 (incorporated herein by reference to the Registrant’s exhibit 10 Form 8-K filed May 13, 2009). +
10(l) Amendment to G&K Services Executive Employment Agreement, effective August 23, 2012, between G&K Services, Inc. and Douglas A. Milroy (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-Q filed on November 2, 2012). +

10(m) Credit Agreement dated as of April 15, 2015 among G&K Services, Inc., G&K Services Canada Inc., the Lenders from time to time party thereto, Wells Fargo Bank, National Association as administrative agent, Bank of America, N.A and JPMorgan Chase Bank, N.A., as co-syndication agents and SunTrust Bank and PNC Bank, National Association, as co-documentation agents (incorporated by reference to Registrant’s Exhibit 10.1 Form 8-K filed April 20, 2015)
10(n) Terms of Non-Qualified Employee Stock Option for CEO (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010). +
10(o) Form of Terms of Employee Restricted Stock Grant (5-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010). +
10(p) Form of Terms of Employee Restricted Stock Grant Revised August 2012 (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q filed on February 1, 2013). +
10(q) Form of Terms of Non-Qualified Employee Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010). +
10(r) Form of Terms of Non-Qualified Employee Stock Options Revised August 2012 (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-Q filed on February 1, 2013). +
10(s) Form of Terms of Non-Qualified Non-employee Director Stock Option (3-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010). +
10(t) Form of Terms of Non-employee Director Non-Qualified Stock Option Grant for use on or after January 1, 2015 (3-year vest).
10(u) Form of Terms of Non-Qualified Non-employee Director Stock Option (1-year vest) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010). +
10(v) Form of Terms of Non-employee Director Restricted Stock Grant (3-year lapse of restrictions) (incorporated herein by reference to Registrant’s Form S-8 filed on December 8, 2010). +
10(w) Form of Terms of Non-employee Director Restricted Stock Grant for use on or after January 1, 2015 (3-year lapse of restrictions). +
10(x) Supplemental Executive Retirement Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010). +
10(y) Executive Deferred Compensation Plan, amended and restated generally as of January 1, 2008 (incorporated herein by reference to the Registrant’s Form 10-K filed on August 26, 2010). +
10(z) Loan agreement dated April 15, 2013 among G&K Services, Inc. and various institutional investors (incorporated herein by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on April 16, 2013).
10(aa) Terms of CEO Performance Vested Employee Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q filed on November 2, 2012). +
10(bb) Terms of CEO Dividend Equivalent Performance Unit Retention Grant (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K filed on August 27, 2013). +
10(cc) Terms of CFO Restricted Stock Award. (incorporated by reference to Registrant’s Exhibit 10(gg) Form 10-K filed August 21, 2014). +
10(dd) Settlement Agreement dated June 11, 2015 between G&K Services, Inc. and Central States, Southeast and Southwest Areas Pension Fund (incorporated by reference to Registrant’s Exhibit 10.1 Form 8-K filed June 16, 2015)
10(ee) Terms of Non-Qualified Employee Stock Option *+
10(ff) Term of Employee Restricted Stock Unit Grant (Canada) *+
21 Subsidiaries of G&K Services, Inc. *
23.1 Consent of Independent Registered Public Accounting Firm, KPMG LLP. *
23.2 Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP. *
24 Power of Attorney dated as of August 20, 2015. *

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101 Financial statements from the annual report on Form 10-K of G&K Services, Inc. for the year ended June 27, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*
Footnotes:

*	Filed herewith

+	Compensatory plan or arrangement

(b)	Exhibits
See exhibits listed under Item 15(a)(3).

(c)	Financial Statement Schedules
See the financial statement schedules listed under Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2015	G&K SERVICES, INC.
(Registrant)

	By:	/s/ Douglas A. Milroy
Douglas A. Milroy, Chairman and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on the 20th day of August, 2015, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Douglas A. Milroy	Chairman and Chief Executive Officer (Principal Executive Officer)
Douglas A. Milroy

/s/ John S. Bronson	Director
John S. Bronson

/s/ Lynn Crump-Caine	Director
Lynn Crump-Caine

/s/ Wayne M. Fortun	Director
Wayne M. Fortun

/s/ Thomas R. Greco	Director
Thomas R. Greco

/s/ Ernest J. Mrozek	Director
Ernest J. Mrozek

/s/ M. Lenny Pippin	Lead Director
M. Lenny Pippin

/s/ Alice M. Richter	Director
Alice M. Richter

/s/ Lee J. Schram	Director
Lee J. Schram

/s/ Tracy C. Jokinen	Chief Financial Officer
Tracy C. Jokinen

/s/ Thomas J. Dietz	Vice President and Controller
Thomas J. Dietz

* By:	/s/ Douglas A. Milroy
Douglas A. Milroy
Attorney-in-fact