Form 10-Q
period 2015-09-26
G&K SERVICES INC
filed 2015-10-27
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
October 22, 2015 was 20,018,777 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	September 26, 2015	June 27, 2015
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,501	$16,235
Accounts receivable, less allowance for doubtful accounts of $3,768 and $3,469	103,101	100,402
Inventory	40,205	36,258
Merchandise in service, net	134,653	133,942
Other current assets	25,491	30,383
Total current assets	321,951	317,220
Property, plant and equipment, less accumulated depreciation of $384,645 and $382,297	224,717	222,056
Goodwill	322,694	325,183
Other noncurrent assets	58,184	64,406
Total assets	$927,546	$928,865
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$52,100	$51,616
Accrued expenses and other current liabilities	62,869	71,739
Deferred income taxes	33,362	31,097
Current maturities of long-term debt	5	169
Total current liabilities	148,336	154,621
Long-term debt, net of current maturities	257,054	243,600
Deferred income taxes	27,569	28,851
Other noncurrent liabilities	105,000	107,443
Total liabilities	537,959	534,515
Stockholders' Equity
Common stock, $0.50 par value	10,015	9,976
Additional paid-in capital	79,476	78,342
Retained earnings	317,973	314,976
Accumulated other comprehensive loss	(17,877)	(8,944)
Total stockholders' equity	389,587	394,350
Total liabilities and stockholders' equity	$927,546	$928,865
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 26, 2015	September 27, 2014
(In thousands, except per share data)
Rental and direct sale revenue	$237,171	$230,242
Operating Expenses
Cost of rental and direct sale revenue	156,088	151,452
Selling and administrative	53,205	51,940
Total operating expenses	209,293	203,392
Income from Operations	27,878	26,850
Interest expense	1,627	1,795
Income before Income Taxes	26,251	25,055
Provision for income taxes	9,988	8,687
Net Income	$16,263	$16,368
Basic Earnings per Common Share	$0.81	$0.82
Diluted Earnings per Common Share	$0.80	$0.81
Weighted average number of shares outstanding, basic	19,727	19,628
Weighted average number of shares outstanding, diluted	20,001	19,999
Dividends Declared per Share	$0.37	$0.31
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 26, 2015	September 27, 2014
(In thousands)
Net income	$16,263	$16,368
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,902)	(6,370)
Change in pension benefit liabilities recognized	677	609
Derivative financial instruments unrecognized loss	(4,626)	(9)
Derivative financial instruments loss reclassified	(53)	138
Other comprehensive loss before income taxes	(11,904)	(5,632)
Income tax benefit	2,971	705
Other comprehensive loss, net of taxes	(8,933)	(4,927)
Total comprehensive income	$7,330	$11,441
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance June 27, 2015	19,953	$9,976	$78,342	$314,976	$(8,944)	$394,350
Total comprehensive income (loss)	—	—	—	16,263	(8,933)	7,330
Proceeds from issuance of common stock under stock plans	206	103	353	—	—	456
Share-based compensation	—	—	1,941	—	—	1,941
Shares withheld for taxes under equity compensation plans	(42)	(21)	(2,962)	—	—	(2,983)
Repurchase of common stock	(86)	(43)	—	(5,839)	—	(5,882)
Excess tax benefit from share-based compensation	—	—	1,802	—	—	1,802
Cash dividends declared ($0.37 per share)	—	—	—	(7,427)	—	(7,427)
Balance September 26, 2015	20,031	$10,015	$79,476	$317,973	$(17,877)	$389,587
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	September 26, 2015	September 27, 2014
(In thousands)
Operating Activities:
Net income	$16,263	$16,368
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	8,455	7,891
Deferred income taxes	4,155	1,224
Share-based compensation	1,941	1,773
Changes in operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(3,969)	(70)
Inventory and merchandise in service	(5,269)	(3,535)
Accounts payable	1,734	4,222
Other current assets and liabilities	(4,072)	(5,299)
Other	206	(791)
Net cash provided by operating activities	19,444	21,783
Investing Activities:
Capital expenditures	(13,785)	(12,498)
Acquisition of business	(1,944)	—
Net cash used for investing activities	(15,729)	(12,498)
Financing Activities:
Repayments of long-term debt	(108)	(339)
Proceeds from revolving credit facilities, net	13,400	3,075
Cash dividends paid	(7,427)	(6,182)
Proceeds from issuance of common stock under stock option plans	456	1,328
Repurchase of common stock	(5,882)	(3,641)
Shares withheld for taxes under equity compensation plans	(2,983)	(1,562)
Excess tax benefit from share-based compensation	1,802	1,099
Net cash used for financing activities	(742)	(6,222)
Effect of Exchange Rates on Cash	(707)	(1,504)
Increase in Cash and Cash Equivalents	2,266	1,559
Cash and Cash Equivalents:
Beginning of period	16,235	37,118
End of period	$18,501	$38,677

Supplemental Cash Flow Information:
Cash received (paid) for -
Interest	$(750)	$(333)
Income taxes	$434	$(720)
Supplemental Non-cash Investing Information:
Capital expenditures included in accounts payable	$2,730	$500
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015 ("fiscal 2015"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of September 26, 2015, and the results of our operations for the three months ended September 26, 2015 and September 27, 2014 and our cash flows for the three months ended September 26, 2015 and September 27, 2014.
The results of operations for the three month periods ended September 26, 2015 and September 27, 2014 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal 2015 Annual Report on Form 10-K.
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

We also are involved in various property remediation efforts. In particular, we have four projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working. Historically, with respect to remediation projects, we have borne our costs as part of our ongoing operations. As part of the second set of projects mentioned above, in the fourth quarter of fiscal year 2015, we determined it was likely that the parties that are contractually obligated to remediate PCE contamination at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date as far back as the 1970s; the most recent one was in 2007. As a result of the foregoing, as of September 26, 2015 and June 27, 2015, we had remediation-related reserves of approximately $4,659 and $4,711 respectively, related to these matters. There was $52 and $205 of expense for these matters for the three months ended September 26, 2015 and September 27, 2014, respectively.

In order to determine whether any additional exposure for PCE remediation exists, we are assessing six additional sites which we acquired that had historical dry cleaning operations. With respect to these sites, while we believe costs are probable, they are not yet reasonably estimable. Therefore, beyond amounts to cover the preliminary assessments, we have not recorded any reserve for these properties. While such charges may be material, including with respect to reported operating results in a particular period, we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote.

Legal Matters
As part of routine audits, the United States Office of Federal Contract Compliance Programs, or OFCCP, previously conducted a review of our employment practices at certain of our locations. The OFCCP previously issued Notice of Violations to four of our facilities. Audits of eight other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. We are negotiating, on a global basis, to settle with the OFCCP all previously issued Notices of Violations and to resolve all open audits. We believe that all payments to be made pursuant to this agreement will be within previously established reserves.

3. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.

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

In July 2015, the FASB issued updated guidance to simplify the measurement of inventory at the lower of cost or net realizable value. This guidance will be effective for us beginning in the first quarter of fiscal year 2018. We anticipate the implementation of this guidance will not have a material impact on the presentation of our financial position, results of operations or cash flows.
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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first quarter of fiscal years 2015 or 2016.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of September 26, 2015 and June 27, 2015:

	As of September 26, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$5,968	$—	$5,968
Equity and fixed income mutual funds	27,233	—	27,233
Cash surrender value of life insurance policies	—	14,562	14,562
Derivative financial instruments	—	568	568
Total assets	$33,201	$15,130	$48,331
Accrued expenses:
Derivative financial instruments	$—	$337	$337
Total liabilities	$—	$337	$337

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$4,637	$—	$4,637
Equity and fixed income mutual funds	29,777	—	29,777
Cash surrender value of life insurance policies	—	14,659	14,659
Derivative financial instruments	—	4,857	4,857
Total assets	$34,414	$19,516	$53,930
Accrued expenses:
Derivative financial instruments	$—	$188	$188
Total liabilities	$—	$188	$188
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan ("SERP"). The money market, equity and fixed income mutual funds are investments established to fund the obligations of the Company's non-qualified deferred compensation plan.
The following tables summarize the fair value of assets and liabilities that are recorded at historical cost as of September 26, 2015 and June 27, 2015:

	As of September 26, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$18,501	$—	$18,501
Total assets	$18,501	$—	$18,501
Current maturities of long-term debt	$—	$5	$5
Long-term debt, net of current maturities	$—	$257,529	$257,529
Total liabilities	$—	$257,534	$257,534

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$16,235	$—	$16,235
Total assets	$16,235	$—	$16,235
Current maturities of long-term debt	$—	$169	$169
Long-term debt, net of current maturities	—	241,589	241,589
Total liabilities	$—	$241,758	$241,758

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
On April 1, 2015, we entered into a long-term interest rate swap for $75,000 which will limit our exposure to interest rate risk and pursuant to which we will pay fixed rates of interest and receive variable rates of interest based on the one-month London Interbank Offered Rate ("LIBOR") and will have an effective interest rate of 2.35%. The 15 year swap contract has a forward start date of July 1, 2016 and is a highly effective cash flow hedge.
As of September 26, 2015 we had a $568 asset and a $337 liability and as of June 27, 2015 we had a $4,857 asset and a $188 liability on interest rate swap contracts that are classified as "Other noncurrent assets" or "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $1,482 net gain deferred in accumulated other comprehensive income as of September 26, 2015, a $191 loss is expected to be reclassified to interest expense in the next 12 months.
As of September 26, 2015 and June 27, 2015, all derivative financial instruments were designated as hedging instruments.
6. Income Taxes
Our effective tax rate increased to 38.0% in the three months ended September 26, 2015 from 34.7% in the three months ended September 27, 2014. The current period tax rate is higher than the prior year period due to the expiration of certain tax statutes in the prior year.
7. Earnings Per Share
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

The computations of our basic and diluted earnings per share for the three months ended September 26, 2015 and September 27, 2014 are as follows:

	Three Months Ended
	September 26, 2015	September 27, 2014
Net income	$16,263	$16,368
Less: Income allocable to participating securities	(227)	(233)
Net income available to common stockholders	$16,036	$16,135
Basic earnings per share (shares in thousands):
Weighted average number of shares outstanding, basic	19,727	19,628
Basic earnings per common share:
Basic earnings per share	$0.81	$0.82
Diluted earnings per share (shares in thousands):
Weighted average number of shares outstanding, basic	19,727	19,628
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	274	371
Weighted average number of shares outstanding, diluted	20,001	19,999
Diluted earnings per common share:
Diluted earnings per share	$0.80	$0.81
We excluded potential common shares related to our outstanding equity compensation grants of 125,000 and 246,000 for the three months ended September 26, 2015 and September 27, 2014, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8. Inventory and Merchandise in Service
The components of inventory as of September 26, 2015 and June 27, 2015 are as follows:

	September 26, 2015	June 27, 2015
Raw Materials	$9,783	$6,368
Work in Process	1,235	975
Finished Goods	29,187	28,915
Inventory	$40,205	$36,258
Merchandise in service, net	134,653	133,942
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. The selection of estimated useful lives is a sensitive estimate in which a change in lives can have a material impact on our results of operations. There were no changes to the estimated periods in which the assets will be in service for the three months ended September 26, 2015 and September 27, 2014.
9. Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 27, 2015	$270,045	$55,138	$325,183
Acquisitions	—	1,199	1,199
Foreign currency translation and other	—	(3,688)	(3,688)
Balance as of September 26, 2015	$270,045	$52,649	$322,694

10. Long-Term Debt
Long-term debt as of September 26, 2015 and June 27, 2015 consists of the following:

	September 26, 2015	June 27, 2015
Borrowings under Unsecured Revolver	$128,900	$40,500
Borrowings under Variable Rate Notes	—	75,000
Borrowings under A/R Line	28,100	28,100
Borrowings under Fixed Rate Notes	100,000	100,000
Capital leases and other	59	169
	257,059	243,769
Less current maturities	(5)	(169)
Total long-term debt	$257,054	$243,600
We have a $350,000, unsecured revolving credit facility ("Unsecured Revolver") with a syndicate of banks, which expires on April 15, 2020. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted LIBOR for specified interest periods plus a margin, which can range from 1.00% to 1.75%, depending on our consolidated leverage ratio.
As of September 26, 2015, there was $128,900 outstanding under this facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $45,000 in letters of credit. As of September 26, 2015, letters of credit outstanding under this facility totaled $636 and primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of September 26, 2015, there is a fee of 0.175% of the unused daily balance of this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.
The covenants under this facility are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of September 26, 2015:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.89
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	21.23
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our credit facility.
Borrowings outstanding as of September 26, 2015 under this facility bear interest at a weighted average effective rate of 1.44%.
At June 27, 2015 we had $75,000 of variable rate unsecured private placement notes ("Variable Rate Notes") that matured on June 30, 2015 and were paid using our Unsecured Revolver.
We maintain a $50,000 accounts receivable securitization facility ("A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80% for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of September 26, 2015, there was $28,100 outstanding under this securitization facility and there were $21,900 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of September 26, 2015 under this facility bear interest at an average effective interest rate of 0.95%.
We have $100,000 of fixed rate unsecured senior notes ("Fixed Rate Notes") with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of September 26, 2015, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 5, "Derivative Financial Instruments," of "Notes to the Condensed Consolidated Financial Statements" for details of our interest rate swap and hedging activities related to our outstanding debt.

11. Other Assets and Other Noncurrent Liabilities
Other assets as of September 26, 2015 and June 27, 2015 included the following:

	September 26, 2015	June 27, 2015
Executive deferred compensation assets	33,201	34,414
Cash surrender value of life insurance policies	14,562	14,659
Derivative financial instruments	568	4,857
Customer contracts and non-competition agreements, net	4,505	4,544
Other assets	7,672	7,854
Less: portion classified as current assets	(2,324)	(1,922)
Total other noncurrent assets	58,184	64,406
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately ten years and are as follows:

	September 26, 2015	June 27, 2015
Customer contracts and non-competition agreements	$15,261	$20,244
Accumulated amortization	(10,756)	(15,700)
Net	$4,505	$4,544
Amortization expense was $378 and $563 for the three months ended September 26, 2015 and September 27, 2014, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of September 26, 2015 is as follows:

2016 remaining	$1,020
2017	1,234
2018	452
2019	219
2020	206
Thereafter	1,344
Other noncurrent liabilities as of September 26, 2015 and June 27, 2015 included the following:

	September 26, 2015	June 27, 2015
Multi-employer pension withdrawal liability	$9,250	$9,329
Pension plan liability	20,119	20,188
Executive deferred compensation plan liability	33,297	34,529
Supplemental executive retirement plan liability	16,554	16,686
Accrued income taxes	8,189	8,294
Workers' compensation liability	19,153	18,577
Other liabilities	6,664	7,659
Less: Portion classified as current liabilities	(8,226)	(7,819)
Total other noncurrent liabilities	$105,000	$107,443
12. Share-Based Compensation
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations and was $1,941 and $1,773 for the three months ended September 26, 2015 and September 27, 2014, respectively. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock.

At the time share-based awards are exercised, canceled, expire or restrictions lapse, we recognize adjustments to additional paid-in capital or income tax expense. No amount of share-based compensation expense was capitalized during the periods presented. The number of options exercised and restricted stock vested since June 27, 2015, was 129,000 shares.
13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and SERP plans for all participants.
The components of net periodic pension cost for these plans for the three months ended September 26, 2015 and September 27, 2014 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Interest cost	$943	$1,012	$148	$185
Expected return on assets	(1,068)	(1,226)	—	—
Amortization of net loss	608	504	60	98
Net periodic pension cost	$483	$290	$208	$283
During the first quarter of fiscal year 2016, we contributed approximately $40 to the pension plan.
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
During the three months ended September 26, 2015 and September 27, 2014, we made total payments related to our MEPP liabilities of $297 and $871, respectively. Total remaining reserves for all MEPPs as of September 26, 2015 are $9,250.
As previously disclosed, we have received formal demand notices from certain MEPPs to which we previously contributed. Internally and with outside experts, we evaluated each of the demand notices to determine the appropriateness thereof. We have determined that the demanded amounts are appropriate for all but one of the MEPPs. In the case of the MEPP for which we have been unable to verify the amount demanded, we have requested additional information from the MEPP to ascertain the validity and accuracy of the payment demands and accuracy of the assumptions used. To the extent we deem as accurate the information we receive from this MEPP, we expect that we will resolve this matter. To the extent we deem such information as inaccurate, it is likely that we will file an arbitration against this MEPP to resolve this matter. In either case, we believe that resolution of this matter will be within previously established reserves.
14. Segment Information
We have two operating segments, United States (includes our Dominican Republic operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenues from the branded uniform and facility services programs. Our largest customer represents approximately 2.0% of our total revenues. All of our customers are in the United States and Canada.

We evaluate performance based on income from operations. Financial information by segment for the three month periods ended September 26, 2015 and September 27, 2014 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
September 26, 2015
Revenues	$205,052	$32,119	$—	$237,171
Income from operations	23,924	3,954	—	27,878
Total assets	895,470	126,034	(93,958)	927,546
Depreciation and amortization expense	7,605	850	—	8,455
September 27, 2014
Revenues	$194,397	$35,845	$—	$230,242
Income from operations	22,806	4,044	—	26,850
Total assets	867,757	164,244	(109,830)	922,171
Depreciation and amortization expense	6,895	996	—	7,891

15. Share Repurchase
As of September 26, 2015, we have a $275,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and was increased to $175,000 in May 2008 and to $275,000 in August 2015. Under this repurchase program, we repurchased 86,196 shares in open market transactions totaling $5,882 for the three months ended September 26, 2015 and 65,200 shares totaling $3,641 for the three months ended September 27, 2014. As of September 26, 2015, we had $122,686 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three months ended September 26, 2015 and September 27, 2014 were as follows:

	Three Months Ended September 26, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 27, 2015	$7,914	$(21,272)	$4,414	$(8,944)
Other comprehensive income (loss) before reclassifications	(6,424)	—	(2,899)	(9,323)
Reclassifications from net accumulated other comprehensive income (loss)	—	423	(33)	390
Net current period other comprehensive income (loss)	(6,424)	423	(2,932)	(8,933)
Accumulated other comprehensive income (loss) at September 26, 2015	$1,490	$(20,849)	$1,482	$(17,877)

	Three Months Ended September 27, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Other comprehensive loss before reclassifications	(5,388)	—	(5)	(5,393)
Reclassifications from net accumulated other comprehensive income (loss)	—	381	85	466
Net current period other comprehensive income (loss)	(5,388)	381	80	(4,927)
Accumulated other comprehensive income (loss) at September 27, 2014	$17,294	$(19,367)	$1,133	$(940)

Amounts reclassified from accumulated other comprehensive income (loss) for the three months ended September 26, 2015 and September 27, 2014 are as follows:

	Three Months Ended
	September 26, 2015	September 27, 2014
Losses on derivative financial instruments:
Interest rate swap contracts	$(53)	$138	(a)
Tax benefit (expense)	20	(53)
Total, net of tax	(33)	85
Pension benefit liabilities:
Amortization of net loss	677	609	(b)
Tax benefit (expense)	(254)	(228)
Total, net of tax	423	381
Total amounts reclassified, net of tax	$390	$466

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

Income tax benefit (expense) for each component of other comprehensive income were as follows:

	Three Months Ended
	September 26, 2015	September 27, 2014
Foreign currency translation adjustments	$1,478	$982
Change in pension benefit liabilities recognized	(254)	(228)
Derivative financial instruments unrecognized gain (loss)	20	(53)
Derivative financial instruments loss reclassified	1,727	4
Income tax benefit	$2,971	$705

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
Critical Accounting Policies
Our significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies" of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015. The accounting policies used in preparing our interim fiscal year 2016 Condensed Consolidated Financial Statements are the same as those described in our Annual Report.
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
Critical accounting policies are defined as the most important and pervasive accounting policies used, areas most sensitive to material changes from external factors and those that are reflective of significant judgments and estimates. We believe our critical accounting policies are those related to:

•	Revenue recognition and allowance for doubtful accounts

•	Inventory and merchandise in service

•	Environmental costs

•	Goodwill, intangible assets and other long-lived assets

•	Income taxes

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three month periods ended September 26, 2015 and September 27, 2014, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Percentage Change
	September 26, 2015	September 27, 2014	Three Months FY 2016 vs. FY 2015
Rental and direct sale revenue	100.0%	100.0%	3.0%

Cost of rental and direct sale revenue	65.8	65.8	3.0
Gross margin	34.2	34.2	2.9
Selling and administrative	22.4	22.6	2.5
Income from operations	11.8	11.7	3.8
Interest expense	0.7	0.8	(9.4)
Income before income taxes	11.1	10.9	4.8
Provision for income taxes	4.2	3.8	15.0
Net income	6.9%	7.1%	(0.6)%
Three months ended September 26, 2015 compared to three months ended September 27, 2014
Rental and Direct Sale Revenue. Total revenue in the first quarter of fiscal year 2016 increased $7.0 million, or 3.0%, to $237.2 million from $230.2 million in the first quarter of fiscal year 2015. Our organic growth rate was 5.5% compared to 5.4% in the same period of the prior fiscal year. The 5.5% organic growth rate in the current year was driven by new account sales, pricing and an increase in direct sales revenue, offset by the negative impact of lost uniform wearers at existing customers. Our positive organic rental growth was offset by the negative impact of foreign currency translation rates. Acquisitions and other changes added 0.3% to our revenue growth. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 3.0% to $156.1 million in the first quarter of fiscal year 2016 from $151.5 million in the same period of fiscal year 2015. Our gross margin was consistent with the prior year at 34.2%. Lower motor fuel costs and improved margins on direct sales were offset by higher merchandise, production labor and employee health insurance costs. In addition, the lower Canadian exchange rate resulted in a decrease in the overall consolidated gross margin.
Selling and Administrative. Selling and administrative expenses increased 2.5% to $53.2 million in the first quarter of fiscal year 2016 from $51.9 million in the same period of fiscal year 2015. As a percentage of total revenues, selling and administrative expenses decreased to 22.4% in the first quarter of fiscal year 2016 from 22.6% in the first quarter of fiscal year 2015. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base and lower bad debt expense, partially offset by higher selling expenses.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	September 26, 2015	September 27, 2014	Change
United States	$23,924	$22,806	$1,118
Canada	3,954	4,044	(90)
Total	$27,878	$26,850	$1,028
United States. Income from operations increased $1.1 million to $23.9 million in the first quarter of fiscal year 2016 from $22.8 million in the same period of fiscal year 2015. The increase was primarily driven by additional income from increased revenue and lower motor fuel and bad debt expense. These favorable items were partially offset by higher merchandise and selling expense.

Canada. Income from operations decreased $0.1 million in the first quarter of fiscal year 2016 compared to the same period of fiscal year 2015. The decrease was primarily driven by a significant decrease in the Canadian exchange rate and to a lesser extent higher production and delivery labor. These unfavorable items were partially offset by lower workers compensation, motor fuel and selling expenses.
Interest Expense. Interest expense was $1.6 million in the first quarter of fiscal year 2016, a decrease from the $1.8 million reported in the same period of fiscal year 2015. The decreased interest expense was due to lower average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 38.0% in the first quarter of fiscal year 2016 from 34.7% in the same period of fiscal year 2015. The effective tax rate was lower in the prior year due to the release of tax contingency reserves as a result of the expiration of certain tax statutes of limitations.
Liquidity, Capital Resources and Financial Condition

Financial Condition. Our financial condition is strong. In assessing our financial condition, we consider factors such as working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our operations through a combination of cash flows from operations and debt financing. We believe we have sufficient access to capital markets to fund our operations.
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock under stock option plans. Primary uses of cash are working capital needs, capital expenditures, acquisitions, dividends and general corporate purposes.

	For the Period Ended
	September 26, 2015	June 27, 2015	Change
Accounts receivable, net	$103,101	$100,402	$2,699
Inventory	40,205	36,258	3,947
Merchandise in service, net	134,653	133,942	711
Accounts payable	(52,100)	(51,616)	(484)
Net working capital	$225,859	$218,986	$6,873
Net working capital at September 26, 2015 was $225.9 million, a $6.9 million increase from $219.0 million at June 27, 2015. The increase in net working capital is primarily due to an increase in accounts receivable and inventory to support our revenue growth.
Operating Activities. Net cash provided by operating activities decreased $2.4 million to $19.4 million in the first three months of fiscal year 2016 from $21.8 million in the same period of fiscal year 2015. The decrease was primarily due to increased working capital, offset by lower income tax payments.
Investing Activities. Net cash used for investing activities was $15.7 million in the first three months of fiscal year 2016 compared to $12.5 million in the same period of fiscal year 2015. The increase was primarily due to increased capital expenditures related to certain information technology projects and a small acquisition completed in fiscal year 2016.
Financing Activities. Cash used by financing activities was $0.7 million in the first three months of fiscal year 2016 compared to $6.2 million in the same period of fiscal year 2015. The change was primarily due to an increase in borrowings under our revolving credit facility to fund the increased capital expenditures, higher dividend, higher share repurchase and the small acquisition.
See Note 10, "Long-Term Debt," of "Notes to the Condensed Consolidated Financial Statements" for details of our long-term debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At September 26, 2015, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with this facility. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.
See Note 5, "Derivative Financial Instruments," of "Notes to the Condensed Consolidated Financial Statements" for details of our interest rate swap and hedging activities related to our outstanding debt.

Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
At September 26, 2015, we had approximately $220.5 million of available capacity under our revolving and accounts receivable credit facilities, of which our revolving credit facility contributes all of the liquidity. We anticipate that our cash flows from operations and our available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2016. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal year 2016 will be approximately $50.0 million.
Off Balance Sheet Arrangements
At September 26, 2015, we had approximately $22.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.5 million and $0.3 million in the first quarter of fiscal year 2016 and fiscal year 2015, respectively.
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
For the three months ended September 26, 2015 and September 27, 2014, we made total payments related to our MEPP liabilities of $0.3 million and $0.9 million, respectively. Total remaining reserves for all MEPPs as of September 26, 2015 are $9.3 million.
As previously disclosed, we have received formal demand notices from certain MEPPs to which we previously contributed. Internally and with outside experts, we evaluated each of the demand notices to determine the appropriateness thereof. We have determined that the demanded amounts are appropriate for all but one of the MEPPs. In the case of the MEPP for which we have been unable to verify the amount demanded, we have requested additional information from the MEPP to ascertain the validity and accuracy of the payment demands and accuracy of the assumptions used. To the extent we deem as accurate the information we receive from this MEPP, we expect that we will resolve this matter. To the extent we deem such information as inaccurate, it is likely that we will file an arbitration against this MEPP to resolve this matter. In either case, we believe that resolution of this matter will be within previously established reserves.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in "Part II Item 1. Legal Proceedings" of this report.

Cautionary Statements Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "projects," "plans," "expects," "intends," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions or assumption of unknown liabilities in connection with acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing or other union activities, strikes, loss of key management, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, failure to achieve and maintain effective internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of arbitrations, litigation or governmental investigations, higher than assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, disruptions in capital markets, the liquidity of counterparties in financial transactions, changes in federal and state tax laws, economic uncertainties and the reactions of competitors in terms of price and service. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at September 26, 2015 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at September 26, 2015 was an unrealized gain of $0.2 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates on our $82.0 million of variable rate debt that was not modified by interest rate swaps as of September 26, 2015. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $2.1 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 19.4%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.3 million or 12.2%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of September 26, 2015, we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at September 26, 2015 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.2 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of "normal purchase" and, therefore, are not considered derivative instruments for accounting purposes.
Foreign Currency Exchange Risk
Our only material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders' equity and is included in the "Accumulated other comprehensive income" line item of the Condensed Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in results of operations.

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
As part of routine audits, the United States Office of Federal Contract Compliance Programs, or OFCCP, previously conducted a review of our employment practices at certain of our locations. The OFCCP previously issued Notice of Violations to four of our facilities. Audits of eight other facilities, where the OFCCP may claim there are similar alleged violations, are ongoing. We have been engaged in discussions with the OFCCP and believe that our practices are lawful and without bias. We are negotiating, on a global basis, to settle with the OFCCP all previously issued Notices of Violations and to resolve all open audits. We believe that all payments to be made pursuant to this agreement will be within previously established reserves.
We expect to incur charges for environmental remediation for PCE contamination at facilities we own that have historically conducted dry cleaning operations. We discuss current environmental reserves in greater detail in Note 2, "Contingent Liabilities," of "Notes to Condensed Consolidated Financial Statements."
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 27, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
June 28, 2015 - August 1, 2015	—	$—	—	$28,567,336
August 2, 2015 - August 29, 2015	18,319	$70.40	18,319	$127,277,762
August 30, 2015 - September 26, 2015	67,877	$67.65	67,877	$122,685,753
Total	86,196	$68.23	86,196	$122,685,753
As of September 26, 2015, we have a $275.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and was increased to $175.0 million in May 2008 and to $275.0 million in August 2015.
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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended September 26, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	October 27, 2015	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2015	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)