Form 10-Q
period 2015-12-26
G&K SERVICES INC
filed 2016-01-26
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
January 21, 2016 was 19,896,122 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 26, 2015	June 27, 2015
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,449	$16,235
Accounts receivable, less allowance for doubtful accounts of $3,820 and $3,469	102,228	100,402
Inventory	39,181	36,258
Merchandise in service, net	133,843	133,942
Other current assets	18,431	30,383
Total current assets	320,132	317,220
Property, plant and equipment, less accumulated depreciation of $386,249 and $382,297	224,694	222,056
Goodwill	320,992	325,183
Other noncurrent assets	58,028	64,406
Total assets	$923,846	$928,865
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$48,255	$51,616
Accrued expenses and other current liabilities	69,865	71,739
Deferred income taxes	32,436	31,097
Current maturities of long-term debt	—	169
Total current liabilities	150,556	154,621
Long-term debt, net of current maturities	254,777	243,600
Deferred income taxes	29,634	28,851
Other noncurrent liabilities	99,562	107,443
Total liabilities	534,529	534,515
Stockholders' Equity
Common stock, $0.50 par value	9,953	9,976
Additional paid-in capital	81,302	78,342
Retained earnings	320,027	314,976
Accumulated other comprehensive loss	(21,965)	(8,944)
Total stockholders' equity	389,317	394,350
Total liabilities and stockholders' equity	$923,846	$928,865
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
(In thousands, except per share data)
Rental and direct sale revenue	$243,060	$237,309	$480,231	$467,551
Operating Expenses
Cost of rental and direct sale revenue	160,030	156,993	316,118	308,445
Selling and administrative	51,546	51,692	104,751	103,632
Total operating expenses	211,576	208,685	420,869	412,077
Income from Operations	31,484	28,624	59,362	55,474
Interest expense	1,656	1,923	3,283	3,718
Income before Income Taxes	29,828	26,701	56,079	51,756
Provision for income taxes	11,335	9,748	21,323	18,435
Net Income	$18,493	$16,953	$34,756	$33,321
Basic Earnings per Common Share	$0.93	$0.85	$1.74	$1.67
Diluted Earnings per Common Share	$0.92	$0.83	$1.72	$1.64
Weighted average number of shares outstanding, basic	19,665	19,654	19,696	19,641
Weighted average number of shares outstanding, diluted	19,870	20,039	19,936	20,019
Dividends Declared per Share	$0.37	$0.31	$0.74	$0.62
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
(In thousands)
Net income	$18,493	$16,953	$34,756	$33,321
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,079)	(5,678)	(11,983)	(12,048)
Change in pension benefit liabilities recognized	676	608	1,353	1,217
Derivative financial instruments unrecognized loss	(978)	(12)	(5,604)	(21)
Derivative financial instruments (loss) gain reclassified	(58)	135	(111)	273
Other comprehensive loss before income taxes	(4,439)	(4,947)	(16,345)	(10,579)
Income tax benefit	351	1,731	3,324	2,436
Other comprehensive loss, net of taxes	(4,088)	(3,216)	$(13,021)	$(8,143)
Total comprehensive income	$14,405	$13,737	$21,735	$25,178
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance June 27, 2015	19,953	$9,976	$78,342	$314,976	$(8,944)	$394,350
Total comprehensive income (loss)	—	—	—	34,756	(13,021)	21,735
Proceeds from issuance of common stock under stock option plans	218	110	621	—	—	731
Share-based compensation	—	—	3,399	—	—	3,399
Shares withheld for taxes under equity compensation plans	(43)	(21)	(2,971)	—	—	(2,992)
Repurchase of common stock	(223)	(112)	—	(14,908)	—	(15,020)
Excess tax benefit from share-based compensation	—	—	1,911	—	—	1,911
Cash dividends declared ($0.74 per share)	—	—	—	(14,797)	—	(14,797)
Balance December 26, 2015	19,905	$9,953	$81,302	$320,027	$(21,965)	$389,317
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 26, 2015	December 27, 2014
(In thousands)
Operating Activities:
Net income	$34,756	$33,321
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	17,242	15,837
Deferred income taxes	6,183	4,788
Share-based compensation	3,399	3,314
Changes in operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(3,758)	(3,049)
Inventory and merchandise in service	(4,168)	(10,902)
Accounts payable	(2,254)	10,490
Other current assets and liabilities	10,357	1,592
Other	(6,109)	(7,376)
Net cash provided by operating activities	55,648	48,015
Investing Activities:
Capital expenditures	(22,933)	(25,562)
Acquisition of business	(2,146)	—
Net cash used for investing activities	(25,079)	(25,562)
Financing Activities:
Repayments of long-term debt	(75,168)	(508)
Proceeds from (repayments of) revolving credit facilities, net	86,177	(25,857)
Cash dividends paid	(14,797)	(12,357)
Proceeds from issuance of common stock under stock option plans	731	2,080
Repurchase of common stock	(15,020)	(7,094)
Shares withheld for taxes under equity compensation plans	(2,992)	(1,575)
Excess tax benefit from share-based compensation	1,911	1,703
Net cash used for financing activities	(19,158)	(43,608)
Effect of Exchange Rates on Cash	(1,197)	(2,929)
Increase in Cash and Cash Equivalents	10,214	(24,084)
Cash and Cash Equivalents:
Beginning of period	16,235	37,118
End of period	$26,449	$13,034

Supplemental Cash Flow Information:
Cash paid for -
Interest	$(3,274)	$(3,464)
Income taxes	$(1,842)	$(7,353)
Supplemental Non-cash Investing Information:
Capital expenditures included in accounts payable	$3,031	$1,026
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015 ("fiscal year 2015"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of December 26, 2015, and the results of our operations for the three and six months ended December 26, 2015 and December 27, 2014 and our cash flows for the six months ended December 26, 2015 and December 27, 2014.
The results of operations for the three and six month periods ended December 26, 2015 and December 27, 2014 are not necessarily indicative of the results to be expected for the full year.
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

We also are involved in various property remediation efforts. In particular, we have four projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working. Historically, with respect to remediation projects, we have borne our costs as part of our ongoing operations. As part of the second set of projects mentioned above, in the fourth quarter of fiscal year 2015, we determined it was likely that the parties that are contractually obligated to remediate contamination at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date as far back as the 1970s; the most recent one was in 2007. As a result of the foregoing, as of December 26, 2015 and June 27, 2015, we had remediation-related reserves of approximately $4,341 and $4,711 respectively, related to these matters. There was $318 and $150 of expense for these matters for the three months ended December 26, 2015 and December 27, 2014, respectively, and $370 and $355 for the six months ended December 26, 2015 and December 27, 2014, respectively.

In order to determine whether any additional exposure for remediation exists, we are assessing six additional sites which we acquired that had historical dry cleaning operations. With respect to these sites, while we believe costs are probable, they are not yet reasonably estimable. Therefore, beyond amounts to cover the preliminary assessments, we have not recorded any reserve for these properties. While such charges may be material, including with respect to reported operating results in a particular period, we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote.

Legal Matters
As part of its general enforcement efforts, over the past four years, the U.S. Department of Labor, Office of Federal Contract Compliance Programs (OFCCP) initiated compliance evaluations at a number of our locations to review and assess our current affirmative action activities and employment practices. To close all outstanding compliance evaluations, we recently entered into a Conciliation Agreement with the OFCCP agreeing to take proactive efforts to address any remaining issues or concerns that were raised by the agency, none of which we expect will have a material impact on our ongoing operations. All amounts that we agreed to pay under this agreement were within previously established reserves.

3. New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued updated guidance to simplify the measurement of inventory at the lower of cost or net realizable value. This guidance will be effective for us beginning in the first quarter of fiscal year 2018. We anticipate the implementation of this guidance will not have a material impact on the presentation of our financial position, results of operations or cash flows.

In November 2015, the FASB issued updated guidance which will require deferred tax assets and liabilities to be presented as noncurrent on our balance sheet. This guidance will be effective for us beginning in the first quarter of fiscal year 2018, although early adoption is permitted and may be either prospective or retrospective.

In January 2016, the FASB issued updated guidance intended to improve the recognition and measurement of financial instruments. This guidance will be effective for us beginning the first quarter of fiscal year 2019. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.
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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first two quarters of fiscal years 2015 or 2016.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 26, 2015 and June 27, 2015:

	As of December 26, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$5,902	$—	$5,902
Equity and fixed income mutual funds	26,627	—	26,627
Cash surrender value of life insurance policies		14,555	14,555
Total assets	$32,529	$14,555	$47,084
Accrued expenses:
Derivative financial instruments	$—	$747	$747
Total liabilities	$—	$747	$747

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$4,637	$—	$4,637
Equity and fixed income mutual funds	29,777	—	29,777
Cash surrender value of life insurance policies	—	14,659	14,659
Derivative financial instruments	—	4,857	4,857
Total assets	$34,414	$19,516	$53,930
Accrued expenses:
Derivative financial instruments	$—	$188	$188
Total liabilities	$—	$188	$188
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of our non-qualified, non-contributory supplemental executive retirement plan ("SERP"). The money market, equity and fixed income mutual funds are investments established to fund our obligations under our non-qualified deferred compensation plan.
The following tables summarize the fair value of assets and liabilities that are recorded at historical cost as of December 26, 2015 and June 27, 2015:

	As of December 26, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$26,449	$—	$26,449
Total assets	$26,449	$—	$26,449
Current maturities of long-term debt	$—	$—	$—
Long-term debt, net of current maturities	$—	$254,491	$254,491
Total liabilities	$—	$254,491	$254,491

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$16,235	$—	$16,235
Total assets	$16,235	$—	$16,235
Current maturities of long-term debt	$—	$169	$169
Long-term debt, net of current maturities	—	241,589	241,589
Total liabilities	$—	$241,758	$241,758
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
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value on the derivative financial instrument is reported as a component of "Accumulated other comprehensive income" and reclassified into the "Interest expense" line item in the Condensed Consolidated Statements of Operations in the same period as the expenses from the cash flows of the interest expense are recognized. Cash payments or receipts are included in "Net cash provided by operating activities" in the Condensed Consolidated Statements of Cash Flows in the same period as the cash is settled. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.

We do not have any derivative financial instruments that have been designated as either a fair value hedge, a hedge of a net investment in a foreign operation, or that are held for trading or speculative purposes. Cash flows associated with derivative financial instruments are classified in the same category as the cash flows hedged in the Condensed Consolidated Statements of Cash Flows.
On April 1, 2015, we entered into a long-term interest rate swap for $75,000 which will limit our exposure to interest rate risk and pursuant to which we will pay fixed rates of interest and receive variable rates of interest based on the one-month London Interbank Offered Rate ("LIBOR"). The 15 year swap contract has an effective interest rate of 2.35%, has a forward start date of July 1, 2016 and is a highly effective cash flow hedge.
As of December 26, 2015 we had a $747 liability and as of June 27, 2015 we had a $4,857 asset and a $188 liability on interest rate swap contracts that are classified as "Other noncurrent assets" or "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $832 net gain deferred in accumulated other comprehensive income as of December 26, 2015, a $351 loss is expected to be reclassified to interest expense in the next 12 months.
As of December 26, 2015 and June 27, 2015, all derivative financial instruments were designated as hedging instruments.
6. Income Taxes
Our effective tax rate increased to 38.0% in the six months ended December 26, 2015 from 36.5% in the six months ended December 27, 2014. The current period tax rate is higher than the prior year period due to the resolution of the fiscal years 2005 to 2007 transfer pricing audit and expiration of certain tax statutes of limitations in the prior year.
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
The computations of our basic and diluted earnings per share for the three and six months ended December 26, 2015 and December 27, 2014 are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Net income	$18,493	$16,953	$34,756	$33,321
Less: Income allocable to participating securities	(271)	(303)	(498)	(536)
Net income available to common stockholders	$18,222	$16,650	34,258	32,785
Basic earnings per share (shares in thousands):
Weighted average number of shares outstanding, basic	19,665	19,654	19,696	19,641
Basic earnings per common share:
Basic earnings per share	$0.93	$0.85	1.74	1.67
Diluted earnings per share (shares in thousands):
Weighted average number of shares outstanding, basic	19,665	19,654	19,696	19,641
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	205	385	240	378
Weighted average number of shares outstanding, diluted	19,870	20,039	19,936	20,019
Diluted earnings per common share:
Diluted earnings per share	$0.92	$0.83	1.72	1.64
We excluded potential common shares related to our outstanding equity compensation grants of 276,000 and 90,000 for the three months ended December 26, 2015 and December 27, 2014, respectively, and 204,000 and 190,000 for the six months ended December 26, 2015 and December 27, 2014, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8. Inventory and Merchandise in Service
The components of inventory as of December 26, 2015 and June 27, 2015 are as follows:

	December 26, 2015	June 27, 2015
Raw Materials	$7,010	$6,368
Work in Process	1,530	975
Finished Goods	30,641	28,915
Inventory	$39,181	$36,258
Merchandise in service, net	133,843	133,942
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. The selection of estimated useful lives is a sensitive estimate in which a change in lives can have a material impact on our results of operations. There were no material changes to the estimated periods in which the assets will be in service for the three and six months ended December 26, 2015 and December 27, 2014.
9. Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 27, 2015	$270,045	$55,138	$325,183
Acquisitions	—	119	119
Foreign currency translation and other	—	(4,310)	(4,310)
Balance as of December 26, 2015	$270,045	$50,947	$320,992
10. Long-Term Debt
Long-term debt as of December 26, 2015 and June 27, 2015 consists of the following:

	December 26, 2015	June 27, 2015
Borrowings under Unsecured Revolver	$126,700	$40,500
Borrowings under Variable Rate Notes	—	75,000
Borrowings under A/R Line	28,077	28,100
Borrowings under Fixed Rate Notes	100,000	100,000
Capital leases and other	—	169
	254,777	243,769
Less current maturities	—	(169)
Total long-term debt	$254,777	$243,600
We have a $350,000, unsecured revolving credit facility ("Unsecured Revolver") with a syndicate of banks, which expires on April 15, 2020. Borrowings in U.S. dollars under this credit facility generally bear interest at the adjusted LIBOR for specified interest periods plus a margin, which can range from 1.00% to 1.75%, depending on our consolidated leverage ratio.
As of December 26, 2015, there was $126,700 outstanding under this facility. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $45,000 in letters of credit. As of December 26, 2015, letters of credit outstanding under this facility totaled $618 and were primarily related to our property and casualty insurance programs. No amounts have been drawn upon these letters of credit. As of December 26, 2015, there is a fee of 0.175% of the unused daily balance of this facility.
Availability of credit under this facility requires that we maintain compliance with certain covenants.

The covenants under this facility are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this facility as of December 26, 2015:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.83
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	22.62
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in our credit facility.
Borrowings outstanding as of December 26, 2015 under this facility bear interest at a weighted average effective rate of 1.69%.
At June 27, 2015 we had $75,000 of variable rate unsecured private placement notes ("Variable Rate Notes") that matured on June 30, 2015 and were paid using our Unsecured Revolver.
We maintain a $50,000 accounts receivable securitization facility ("A/R Line"), which expires on September 27, 2016. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80% for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of December 26, 2015, there was $28,077 outstanding under this securitization facility and there were $21,923 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of December 26, 2015 under this facility bear interest at an average effective interest rate of 0.99%.
We have $100,000 of fixed rate unsecured senior notes ("Fixed Rate Notes") with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of December 26, 2015, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 5, "Derivative Financial Instruments," of "Notes to the Condensed Consolidated Financial Statements" for details of our interest rate swap and hedging activities related to our outstanding debt.
11. Other Assets and Other Noncurrent Liabilities
Other assets as of December 26, 2015 and June 27, 2015 included the following:

	December 26, 2015	June 27, 2015
Executive deferred compensation assets	32,529	34,414
Cash surrender value of life insurance policies	14,555	14,659
Derivative financial instruments	—	4,857
Customer contracts and non-competition agreements, net	4,152	4,544
Other assets	8,005	7,854
Less: portion classified as current assets	(1,213)	(1,922)
Total other noncurrent assets	58,028	64,406
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 10 years and are as follows:

	December 26, 2015	June 27, 2015
Customer contracts and non-competition agreements	$15,246	$20,244
Accumulated amortization	(11,094)	(15,700)
Net	$4,152	$4,544

Amortization expense was $718 and $1,071 for the six months ended December 26, 2015 and December 27, 2014, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 26, 2015 is as follows:

2016 remaining	$812
2017	1,132
2018	450
2019	217
2020	204
Thereafter	1,343
Other noncurrent liabilities as of December 26, 2015 and June 27, 2015 included the following:

	December 26, 2015	June 27, 2015
Multi-employer pension withdrawal liability	$8,617	$9,329
Pension plan liability	19,930	20,188
Executive deferred compensation plan liability	32,621	34,529
Supplemental executive retirement plan liability	16,522	16,686
Accrued income taxes	8,681	8,294
Workers' compensation liability	18,829	18,577
Derivative financial instruments	164	—
Other liabilities	6,822	7,659
Less: Portion classified as current liabilities	(12,624)	(7,819)
Total other noncurrent liabilities	$99,562	$107,443

The increase in the portion classified as current liabilities is due to the settlement of a multi-employer pension withdrawal liability reached in the second quarter of fiscal year 2016. See Note 13, "Employee Benefit Plans," of "Notes to Condensed Consolidated Financial Statements" for further details.
12. Share-Based Compensation
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The share-based compensation reflects estimated forfeitures adjusted for actual forfeiture experience. We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations and was $1,458 and $1,541 for the three months ended December 26, 2015 and December 27, 2014, respectively, and $3,399 and $3,314 for the six months ended December 26, 2015 and December 27, 2014, respectively. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised, canceled, expire or restrictions lapse, we recognize adjustments to additional paid-in capital or income tax expense. No amount of share-based compensation expense was capitalized during the periods presented. The number of options exercised and restricted stock vested since June 27, 2015, was 138,000 shares.

13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and SERP plans for all participants.
The components of net periodic pension cost for these plans for the three and six months ended December 26, 2015 and December 27, 2014 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Interest cost	$943	$1,012	$148	$185
Expected return on assets	(1,068)	(1,226)	—	—
Amortization of net loss	608	504	60	98
Net periodic pension cost	$483	$290	$208	$283

	Pension Plan		SERP
	Six Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Interest cost	$1,886	$2,024	$296	$370
Expected return on assets	(2,136)	(2,452)	—	—
Amortization of net loss	1,216	1,008	120	196
Net periodic pension cost	$966	$580	$416	$566
During the second quarter of fiscal year 2016, we contributed approximately $40 to the pension plans.
Multi-Employer Pension Plans

Historically, we participated in a number of collectively bargained, union sponsored multi-employer pension plans ("MEPPs"). Consistent with the accounting for defined contribution plans, we previously recorded the required cash contributions to the MEPPs as an expense in the period incurred and recognized a liability for any contributions due and unpaid.
We no longer participate in any MEPPs in the United States.
We made total payments related to our MEPP liabilities of $262 and $1,005 for the three months ended December 26, 2015 and December 27, 2014, respectively, and $559 and $1,876 for the six months ended December 26, 2015 and December 27, 2014, respectively. Total remaining reserves for all MEPPs as of December 26, 2015 are $8,617.
On December 28, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the National Retirement Fund to resolve matters related to our previous withdrawal. Pursuant to the Settlement Agreement, we made a lump sum payment to the fund in the amount of $5,425 in the third quarter of fiscal year 2016. As part of the Settlement Agreement, the fund released all claims for collection of the withdrawal liability and related assessments, subject to our representations and warranties regarding contributions to the fund, related contribution base units and trades or businesses under common control of the company. We funded the payment under the Settlement Agreement through use of existing resources, including available cash and our revolving credit facility in the third quarter of fiscal year 2016. The amount of the settlement was within previously established reserves.
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

We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 26, 2015 and December 27, 2014 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
December 26, 2015
Revenues	$209,438	$33,622	$—	$243,060
Income from operations	27,266	4,218	—	31,484
Total assets	895,841	125,028	(97,023)	923,846
Depreciation and amortization expense	7,931	855	—	8,786
December 27, 2014
Revenues	$200,400	$36,909	$—	$237,309
Income from operations	23,974	4,650	—	28,624
Total assets	857,994	135,777	(85,615)	908,156
Depreciation and amortization expense	7,013	933	—	7,946

For the Six Months Ended	United States	Canada	Elimination	Total
December 26, 2015
Revenues	$414,490	$65,741	$—	$480,231
Income from operations	51,191	8,171	—	59,362
Total assets	895,841	125,028	(97,023)	923,846
Depreciation and amortization expense	15,536	1,706	—	17,242
December 27, 2014
Revenues	$394,798	$72,753	$—	$467,551
Income from operations	46,780	8,694	—	55,474
Total assets	857,994	135,777	(85,615)	908,156
Depreciation and amortization expense	13,908	1,929	—	15,837

15. Share Repurchase
As of December 26, 2015, we have a $275,000 share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100,000 and was increased to $175,000 in May 2008 and to $275,000 in August 2015. Under this repurchase program, we repurchased 137,158 shares in open market transactions totaling $9,138 and 52,901 shares totaling $3,453 for the three months ended December 26, 2015 and December 27, 2014, respectively. We repurchased 223,354 shares in open market transactions totaling $15,020 and 118,101 shares totaling $7,094 for the six months ended December 26, 2015 and December 27, 2014, respectively. As of December 26, 2015, we had $113,548 remaining under this authorization.
16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three and six months ended December 26, 2015 and December 27, 2014 were as follows:

	Three Months Ended December 26, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at September 26, 2015	$1,490	$(20,849)	$1,482	(17,877)
Other comprehensive loss before reclassifications	(3,860)	—	(613)	(4,473)
Reclassifications from net accumulated other comprehensive income (loss)	—	422	(37)	385
Net current period other comprehensive income (loss)	(3,860)	422	(650)	(4,088)
Accumulated other comprehensive income (loss) at December 26, 2015	$(2,370)	$(20,427)	$832	$(21,965)

	Six Months Ended December 26, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 27, 2015	$7,914	$(21,272)	$4,414	$(8,944)
Other comprehensive loss before reclassifications	(10,284)	—	(3,512)	(13,796)
Reclassifications from net accumulated other comprehensive income (loss)	—	845	(70)	775
Net current period other comprehensive income (loss)	(10,284)	845	(3,582)	(13,021)
Accumulated other comprehensive income (loss) at December 26, 2015	$(2,370)	$(20,427)	$832	$(21,965)

	Three Months Ended December 27, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at September 27, 2014	$17,294	$(19,367)	$1,133	$(940)
Other comprehensive loss before reclassifications	(3,673)	—	(7)	(3,680)
Reclassifications from net accumulated other comprehensive income	—	379	85	464
Net current period other comprehensive income (loss)	(3,673)	379	78	(3,216)
Accumulated other comprehensive income (loss) at December 27, 2014	$13,621	$(18,988)	$1,211	$(4,156)

	Six Months Ended December 27, 2014
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Other comprehensive loss before reclassifications	(9,061)	—	(12)	(9,073)
Reclassifications from net accumulated other comprehensive income	—	760	170	930
Net current period other comprehensive income (loss)	(9,061)	760	158	(8,143)
Accumulated other comprehensive income (loss) at December 27, 2014	$13,621	$(18,988)	$1,211	$(4,156)
Amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended December 26, 2015 and December 27, 2014 are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Losses on derivative financial instruments:
Interest rate swap contracts	$(58)	$135	(111)	273	(a)
Tax benefit (expense)	21	(50)	41	(103)
Total, net of tax	(37)	85	(70)	170
Pension benefit liabilities:
Amortization of net loss	676	608	1,353	1,217	(b)
Tax expense	(254)	(229)	(508)	(457)
Total, net of tax	422	379	845	760
Total amounts reclassified, net of tax	385	$464	775	930

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

Income tax benefit (expense) for each component of other comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Foreign currency translation adjustments	$219	$2,006	$1,699	$2,988
Change in pension benefit liabilities recognized	(254)	(229)	(508)	(457)
Derivative financial instruments unrecognized gain (loss)	365	4	2,092	8
Derivative financial instruments loss reclassified	21	(50)	41	(103)
Income tax benefit	$351	$1,731	$3,324	$2,436

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

The discussion of the financial condition and results of operations is based upon the Condensed Consolidated Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles ("GAAP"). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six month periods ended December 26, 2015 and December 27, 2014, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Six Months Ended		Percentage Change
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014	Three Months FY 2016 vs. FY 2015	Six Months FY 2016 vs. FY 2015
Rental and direct sale revenue	100.0%	100.0%	100.0%	100.0%	2.4%	2.7%

Cost of rental and direct sale revenue	65.8	66.2	65.8	66.0	1.9	2.5
Gross margin	34.2	33.8	34.2	34.0	3.4	3.1
Selling and administrative	21.2	21.8	21.8	22.2	(0.4)	1.1
Income from operations	13.0	12.1	12.4	11.9	10.0	7.0
Interest expense	0.7	0.8	0.7	0.8	(13.9)	(11.7)
Income before income taxes	12.3	11.3	11.7	11.1	11.7	8.4
Provision for income taxes	4.7	4.1	4.4	3.9	16.3	15.7
Net income	7.6%	7.1%	7.2%	7.1%	9.1%	4.3%
Three months ended December 26, 2015 compared to three months ended December 27, 2014
Rental and Direct Sale Revenue. Total revenue in the second quarter of fiscal year 2016 increased $5.8 million, or 2.4%, to $243.1 million from $237.3 million in the second quarter of fiscal year 2015. Our organic growth rate was 4.7% compared to 6.4% in the same period of the prior fiscal year. The 4.7% organic growth rate in the current year was driven by new account sales and pricing, offset by the negative impact of lost uniform wearers at existing customers and lower direct sales. The positive organic rental growth was offset by a declining Canadian exchange rate, which decreased revenue growth by 2.5%. Acquisitions added 0.2% to our revenue growth. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 1.9% to $160.0 million in the second quarter of fiscal year 2016 from $157.0 million in the same period of fiscal year 2015. Our gross margin improved 40 basis points from 33.8% to 34.2% driven by lower energy costs, improved margins on direct sales and leverage from our revenue growth, partially offset by higher merchandise, workers compensation and employee health insurance costs. In addition, the lower Canadian exchange rate resulted in a decrease in the overall consolidated gross margin.

Selling and Administrative. Selling and administrative expenses decreased 0.4% to $51.5 million in the second quarter of fiscal year 2016 from $51.7 million in the same period of fiscal year 2015. As a percentage of total revenues, selling and administrative expenses decreased to 21.2% in the second quarter of fiscal year 2016 from 21.8% in the second quarter of fiscal year 2015. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base, partially offset by higher depreciation and bad debt expenses.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	December 26, 2015	December 27, 2014	Change
United States	$27,266	$23,974	$3,292
Canada	4,218	4,650	(432)
Total	$31,484	$28,624	$2,860
United States. Income from operations increased $3.3 million to $27.3 million in the second quarter of fiscal year 2016 from $24.0 million in the same period of fiscal year 2015. The increase was primarily driven by additional income from increased revenue, effective cost control as we leveraged our fixed costs over a higher revenue base, lower energy costs and lower vehicle maintenance costs. These favorable items were partially offset by higher merchandise, workers compensation, bad debt and employee health insurance costs.
Canada. Income from operations decreased $0.4 million in the second quarter of fiscal year 2016 compared to the same period of fiscal year 2015. The decrease was primarily driven by a significant decrease in the Canadian exchange rate and, to a lesser extent, higher merchandise and production labor costs. These unfavorable items were partially offset by additional income from strong organic revenue growth and lower motor fuel and selling expenses.
Interest Expense. Interest expense was $1.7 million in the second quarter of fiscal year 2016, a decrease from the $1.9 million reported in the same period of fiscal year 2015. The decreased interest expense was due to lower average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 38.0% in the second quarter of fiscal year 2016 from 36.5% in the same period of fiscal year 2015. The prior period tax rate was lower than the current year period due to the favorable resolution of the fiscal years 2005 to 2007 transfer pricing audit in the prior year.
Six months ended December 26, 2015 compared to Six months ended December 27, 2014
Rental and Direct Sale Revenue. Total revenue in the first six months of fiscal year 2016 increased $12.6 million, or 2.7%, to $480.2 million from $467.6 million in the first six months of fiscal year 2015. Our organic growth rate was 5.1% compared to 5.9% in the same period of the prior fiscal year. The 5.1% organic growth rate in the current year was driven by solid new account sales in the first six months of fiscal year 2016 and higher pricing, offset by the negative impact of lost uniform wearers at existing customers. The positive organic rental growth was offset by a declining Canadian exchange rate, which decreased revenue growth by 2.6%. Acquisitions added 0.2% to our revenue growth. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 2.5% to $316.1 million in the first six months of fiscal year 2016 from $308.4 million in the same period of fiscal year 2015. Our gross margin improved 20 basis points from 34.0% to 34.2% driven by lower energy costs and improved direct sales margins, partially offset by higher merchandise and employee health insurance costs.
Selling and Administrative. Selling and administrative expenses increased 1.1% to $104.8 million in the first six months of fiscal year 2016 from $103.6 million in the same period of fiscal year 2015. As a percentage of total revenues, selling and administrative expenses decreased to 21.8% in the first six months of fiscal year 2016 from 22.2% in the first six months of fiscal year 2015. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base, partially offset by higher selling and depreciation expense.

Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Six Months Ended
	December 26, 2015	December 27, 2014	Change
United States	$51,191	$46,780	$4,411
Canada	8,171	8,694	(523)
Total	$59,362	$55,474	$3,888
United States. Income from operations increased $4.4 million to $51.2 million in the first six months of fiscal year 2016 from $46.8 million in the same period of fiscal year 2015. The increase was primarily driven by additional income from increased revenue, the favorable impact of fixed costs absorbed over a higher revenue base and lower energy costs. These favorable items were partially offset by higher merchandise expense and employee health insurance costs.
Canada. Income from operations decreased $0.5 million in the first six months of fiscal year 2016 compared to the same period of fiscal year 2015. The decrease was primarily driven by a significant decrease in the Canadian exchange rate and, to a lesser extent, higher merchandise and production labor costs. These unfavorable items were partially offset by additional income from strong organic revenue growth and lower motor fuel, workers compensation and selling expenses.
Interest Expense. Interest expense was $3.3 million in the first six months of fiscal year 2016, a decrease from the $3.7 million reported in the same period of fiscal year 2015. The decrease in interest expense was due to lower average debt balances.
Provision for Income Taxes. Our effective tax rate increased to 38.0% in the first six months of fiscal year 2016 from 35.6% in the same period of fiscal year 2015. The prior period tax rate was lower than the current year period due to the favorable resolution of the fiscal years 2005 to 2007 transfer pricing audit and expiration of certain tax statutes of limitations in the prior year.
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

	For the Period Ended
	December 26, 2015	June 27, 2015	Change
Accounts receivable, net	$102,228	$100,402	$1,826
Inventory	39,181	36,258	2,923
Merchandise in service, net	133,843	133,942	(99)
Accounts payable	(48,255)	(51,616)	3,361
Net working capital	$226,997	$218,986	$8,011
Net working capital at December 26, 2015 was $227.0 million, an $8.0 million increase from $219.0 million at June 27, 2015. The increase in net working capital is primarily due to an increase in accounts receivable and inventory to support our revenue growth and the timing of payments made on accounts payable.
Operating Activities. Net cash provided by operating activities increased $7.6 million to $55.6 million in the first six months of fiscal year 2016 from $48.0 million in the same period of fiscal year 2015. The increase was primarily due to improved inventory management and lower income tax payments.
Investing Activities. Net cash used for investing activities was $25.1 million in the first six months of fiscal year 2016 compared to $25.6 million in the same period of fiscal year 2015. The decrease was primarily due to a slight decrease in capital expenditures offset by a small acquisition completed in fiscal year 2016.
Financing Activities. Cash used by financing activities was $19.2 million in the first six months of fiscal year 2016 compared to $43.6 million in the same period of fiscal year 2015. The change was primarily due to an increase in borrowings under our revolving credit facility to fund higher dividend, higher share repurchase and the small acquisition, offset by an increase in operating cash flow.
See Note 10, "Long-Term Debt," of "Notes to the Condensed Consolidated Financial Statements" for details of our long-term debt.
The credit facilities, loan agreements, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At December 26, 2015, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with our debt agreements. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.
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
At December 26, 2015, we had approximately $222.7 million of available capacity under our revolving credit agreement and accounts receivable securitization facility, of which our revolving credit facility contributes all of the liquidity. We anticipate that our cash flows from operations and our available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2016. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. We estimate that capital expenditures in fiscal year 2016 will be approximately $50.0 million.
Off Balance Sheet Arrangements
At December 26, 2015, we had approximately $22.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.5 million and $0.3 million in the second quarter of fiscal year 2016 and fiscal year 2015, respectively.
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
We no longer participate in any MEPPs in the United States.
We made total payments related to our MEPP liabilities of $0.3 million and $1.0 million for the three months ended December 26, 2015 and December 27, 2014, respectively, and $0.6 million and $1.9 million for the six months ended December 26, 2015 and December 27, 2014, respectively. Total remaining reserves for all MEPPs as of December 26, 2015 are $8.6 million.
On December 28, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the National Retirement Fund to resolve matters related to our previous withdrawal. Pursuant to the Settlement Agreement, we made a lump sum payment to the fund in the amount of $5.4 million. As part of the Settlement Agreement, the fund released all claims for collection of the withdrawal liability and related assessments, subject to our representations and warranties regarding contributions to the fund, related contribution base units and trades or businesses under common control of the company. We funded the payment under the Settlement Agreement through use of existing resources, including available cash and our revolving credit facility in the third quarter of fiscal year 2016. The amount of the settlement was within previously established reserves.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 26, 2015 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at December 26, 2015 was an unrealized loss of $0.7 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates on our $79.8 million of variable rate debt that was not modified by interest rate swaps as of December 26, 2015. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $2.4 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.4 million or 16.5%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.3 million or 10.4%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of December 26, 2015, we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at December 26, 2015 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.1 million.
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
As part of its general enforcement efforts, over the past four years, the U.S. Department of Labor, Office of Federal Contract Compliance Programs (OFCCP) initiated compliance evaluations at a number of our locations to review and assess our current affirmative action activities and employment practices. To close all outstanding compliance evaluations, we recently entered into a Conciliation Agreement with the OFCCP agreeing to take proactive efforts to address any remaining issues or concerns that were raised by the agency, none of which we expect will have a material impact on our ongoing operations. All amounts that we agreed to pay under this agreement were within previously established reserves.
We expect to incur charges for environmental remediation for contamination at facilities we own that have historically conducted dry cleaning operations. We discuss current environmental reserves in greater detail in Note 2, "Contingent Liabilities," of "Notes to Condensed Consolidated Financial Statements."
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
September 27, 2015 - October 31, 2015	44,439	$69.48	44,439	$119,598,296
November 1, 2015 - November 28, 2015	44,185	$66.37	44,185	$116,665,727
November 29, 2015 - December 26, 2015	48,534	$64.24	48,534	$113,547,801
Total	137,158	$66.62	137,158	$113,547,801
As of December 26, 2015, we have a $275.0 million share repurchase program which was originally authorized by our Board of Directors in May 2007 for $100.0 million and was increased to $175.0 million in May 2008 and to $275.0 million in August 2015.
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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended December 26, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	January 26, 2016	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

Date:	January 26, 2016	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)