Form 10-Q
period 2016-03-26
G&K SERVICES INC
filed 2016-04-26
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
April 21, 2016 was 19,756,009 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	March 26, 2016	June 27, 2015
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,011	$16,235
Accounts receivable, less allowance for doubtful accounts of $4,254 and $3,469	99,763	100,402
Inventory	41,012	36,258
Merchandise in service, net	130,611	133,942
Other current assets	15,859	30,383
Total current assets	309,256	317,220
Property, plant and equipment, less accumulated depreciation of $395,339 and $382,297	229,072	222,056
Goodwill	323,018	325,183
Other noncurrent assets	57,108	64,406
Total assets	$918,454	$928,865
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$47,580	$51,616
Accrued expenses and other current liabilities	67,205	71,739
Deferred income taxes	31,648	31,097
Current maturities of long-term debt	—	169
Total current liabilities	146,433	154,621
Long-term debt, net of current maturities	240,448	243,600
Deferred income taxes	36,911	28,851
Other noncurrent liabilities	100,606	107,443
Total liabilities	524,398	534,515
Stockholders' Equity
Common stock, $0.50 par value	9,886	9,976
Additional paid-in capital	83,838	78,342
Retained earnings	320,273	314,976
Accumulated other comprehensive loss	(19,941)	(8,944)
Total stockholders' equity	394,056	394,350
Total liabilities and stockholders' equity	$918,454	$928,865
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
(In thousands, except per share data)
Rental and direct sale revenue	$239,307	$233,514	$719,538	$701,065
Cost of rental and direct sale revenue	157,586	154,573	473,704	463,018
Gross margin	81,721	78,941	245,834	238,047
Pension withdrawal and associated expenses	—	6,500	—	6,500
Selling and administrative	51,361	50,840	156,111	154,472
Income from Operations	30,360	21,601	89,723	77,075
Interest expense	1,749	1,745	5,032	5,463
Income before Income Taxes	28,611	19,856	84,691	71,612
Provision for income taxes	10,757	7,427	32,080	25,862
Net Income	$17,854	$12,429	$52,611	$45,750
Basic Earnings per Common Share	$0.90	$0.62	$2.64	$2.29
Diluted Earnings per Common Share	$0.89	$0.61	$2.61	$2.24
Weighted average number of shares outstanding, basic	19,529	19,679	19,640	19,653
Weighted average number of shares outstanding, diluted	19,728	20,074	19,867	20,037
Dividends Declared per Share	$0.37	$0.31	$1.11	$0.93
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
(In thousands)
Net income	$17,854	$12,429	$52,611	$45,750
Other comprehensive income (loss):
Foreign currency translation adjustments	4,220	(8,427)	(7,763)	(20,475)
Change in pension benefit liabilities recognized	677	608	2,030	1,825
Derivative financial instruments unrecognized loss	(3,781)	(6)	(9,386)	(27)
Derivative financial instruments (loss) gain reclassified	(58)	132	(169)	405
Other comprehensive income (loss) before income taxes	1,058	(7,693)	(15,288)	(18,272)
Income tax benefit	966	1,006	4,291	3,442
Other comprehensive income (loss), net of taxes	2,024	(6,687)	$(10,997)	$(14,830)
Total comprehensive income	$19,878	$5,742	$41,614	$30,920
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance June 27, 2015	19,953	$9,976	$78,342	$314,976	$(8,944)	$394,350
Total comprehensive income (loss)	—	—	—	52,611	(10,997)	41,614
Proceeds from issuance of common stock under stock option plans	248	124	1,200	—	—	1,324
Share-based compensation	—	—	5,236	—	—	5,236
Shares withheld for taxes under equity compensation plans	(43)	(22)	(2,980)	—	—	(3,002)
Repurchase of common stock	(387)	(192)	—	(25,196)	—	(25,388)
Excess tax benefit from share-based compensation	—	—	2,040	—	—	2,040
Cash dividends declared ($1.11 per share)	—	—	—	(22,118)	—	(22,118)
Balance March 26, 2016	19,771	$9,886	$83,838	$320,273	$(19,941)	$394,056
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Nine Months Ended
	March 26, 2016	March 28, 2015
(In thousands)
Operating Activities:
Net income	$52,611	$45,750
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	26,435	23,873
Pension withdrawal and associated expenses	—	6,500
Deferred income taxes	12,020	3,624
Share-based compensation	5,236	5,320
Changes in operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(540)	268
Inventory and merchandise in service	(1,772)	(9,518)
Accounts payable	(1,689)	6,224
Other current assets and liabilities	15,476	5,969
Multi-employer pension plan settlement payment	(5,425)	—
Other	(6,813)	(7,144)
Net cash provided by operating activities	95,539	80,866
Investing Activities:
Capital expenditures	(36,603)	(40,022)
Acquisition of business	(2,206)	—
Net cash used for investing activities	(38,809)	(40,022)
Financing Activities:
Repayments of long-term debt	(75,168)	(675)
Proceeds from (repayments of) revolving credit facilities, net	71,848	(36,962)
Cash dividends paid	(22,118)	(18,542)
Proceeds from issuance of common stock under stock option plans	1,324	4,107
Repurchase of common stock	(25,388)	(11,158)
Shares withheld for taxes under equity compensation plans	(3,002)	(1,600)
Excess tax benefit from share-based compensation	2,040	3,676
Net cash used for financing activities	(50,464)	(61,154)
Effect of Exchange Rates on Cash	(490)	(3,480)
Increase (Decrease) in Cash and Cash Equivalents	5,776	(23,790)
Cash and Cash Equivalents:
Beginning of period	16,235	37,118
End of period	$22,011	$13,328

Supplemental Cash Flow Information:
Cash paid for -
Interest	$(3,969)	$(4,123)
Income taxes	$(3,191)	$(13,187)
Supplemental Non-cash Investing Information:
Capital expenditures included in accounts payable	$1,647	$2,862
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1. Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the fiscal year ended June 27, 2015 ("fiscal year 2015"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of March 26, 2016, and the results of our operations for the three and nine months ended March 26, 2016 and March 28, 2015 and our cash flows for the nine months ended March 26, 2016 and March 28, 2015.
The results of operations for the three and nine month periods ended March 26, 2016 and March 28, 2015 are not necessarily indicative of the results to be expected for the full year.
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

We also are involved in various property remediation efforts. In particular, we have four projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working. Historically, with respect to remediation projects, we have borne our costs as part of our ongoing operations. As part of the second set of projects mentioned above, in the fourth quarter of fiscal year 2015, we determined it was likely that the parties that are contractually obligated to remediate contamination at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date as far back as the 1970s; the most recent one was in 2007. As a result of the foregoing, as of March 26, 2016 and June 27, 2015, we had remediation-related reserves of approximately $3,945 and $4,711 respectively, related to these matters.

In order to determine whether any additional exposure for remediation exists, we assessed six additional sites which we acquired that had historical dry cleaning operations. Our assessment of three of these sites is complete, with no further action required. We continue to assess the remaining three sites. With respect to these remaining three sites, while we believe costs are probable, they are not yet reasonably estimable. Therefore, beyond amounts to cover the preliminary assessments, we have not recorded any reserves for these properties. While such charges may be material, including with respect to reported operating results in a particular period, we believe the likelihood that any charges will have a material adverse effect on our results of ongoing operations or financial position is remote.

Legal Matters
As part of its general enforcement efforts, over the past four years, the U.S. Department of Labor, Office of Federal Contract Compliance Programs (OFCCP) initiated compliance evaluations at a number of our locations to review and assess our current affirmative action activities and employment practices. To close all outstanding compliance evaluations, we entered into a Conciliation Agreement with the OFCCP agreeing to take proactive efforts to address any remaining issues or concerns that were raised by the agency, none of which we expect will have a material impact on our ongoing operations. All amounts that we agreed to pay under this agreement were within previously established reserves.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance to clarify revenue recognition principles, which is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.

In July 2015, the FASB issued updated guidance to simplify the measurement of inventory at the lower of cost or net realizable value. This guidance will be effective for us beginning in the first quarter of fiscal year 2018. We anticipate the implementation of this guidance will not have a material impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued updated guidance which will require deferred tax assets and liabilities to be presented as noncurrent on our balance sheet. This guidance will be effective for us beginning in the first quarter of fiscal year 2018, although early adoption is permitted and may be either prospective or retrospective. We expect to adopt this new guidance in the fourth quarter of fiscal year 2016 and we anticipate the implementation will not have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued updated guidance intended to improve the recognition and measurement of financial instruments. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.

In February 2016, the FASB issued updated guidance, which is intended to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us beginning the first quarter of fiscal year 2020 although early adoption is permitted. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.

In March 2016, the FASB issued updated guidance, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. This guidance will be effective for us beginning in the first quarter of fiscal year 2018 although early adoption is permitted. We are currently evaluating the impact this new guidance will have on our Consolidated Financial Statements.
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

We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first three quarters of fiscal years 2015 or 2016.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of March 26, 2016 and June 27, 2015:

	As of March 26, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$5,977	$—	$5,977
Equity and fixed income mutual funds	26,506	—	26,506
Cash surrender value of life insurance policies	—	14,692	14,692
Total assets	$32,483	$14,692	$47,175
Accrued expenses:
Derivative financial instruments	$—	$4,528	$4,528
Total liabilities	$—	$4,528	$4,528

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$4,637	$—	$4,637
Equity and fixed income mutual funds	29,777	—	29,777
Cash surrender value of life insurance policies	—	14,659	14,659
Derivative financial instruments	—	4,857	4,857
Total assets	$34,414	$19,516	$53,930
Accrued expenses:
Derivative financial instruments	$—	$188	$188
Total liabilities	$—	$188	$188
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of our non-qualified, non-contributory supplemental executive retirement plan ("SERP"). The money market, equity and fixed income mutual funds are investments established to fund our obligations under our non-qualified deferred compensation plan.
The following tables summarize the fair value of assets and liabilities recorded at historical cost as of March 26, 2016 and June 27, 2015:

	As of March 26, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$22,011	$—	$22,011
Total assets	$22,011	$—	$22,011
Long-term debt, net of current maturities	$—	$242,720	$242,720
Total liabilities	$—	$242,720	$242,720

	As of June 27, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$16,235	$—	$16,235
Total assets	$16,235	$—	$16,235
Current maturities of long-term debt	$—	$169	$169
Long-term debt, net of current maturities	—	241,589	241,589
Total liabilities	$—	$241,758	$241,758

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
As of March 26, 2016 we had a $4,528 liability and as of June 27, 2015 we had a $4,857 asset and a $188 liability on interest rate swap contracts that are classified as "Other noncurrent assets" or "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets. Of the $1,573 net loss deferred in accumulated other comprehensive income as of March 26, 2016, a $438 loss is expected to be reclassified to interest expense in the next 12 months.
As of March 26, 2016 and June 27, 2015, all derivative financial instruments were designated as hedging instruments.
6. Income Taxes
Our effective tax rate increased to 37.9% in the nine months ended March 26, 2016 from 36.1% in the nine months ended March 28, 2015. The prior period tax rate is lower than the current year period due to the favorable resolution of the fiscal years 2005 to 2007 transfer pricing audit and expiration of certain tax statutes of limitations.
7. Earnings Per Share
Accounting guidance for participating securities and the two-class method addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore are included in computing earnings per share under the two-class method. Participating securities are securities that may participate in dividends with common stock and the two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. Certain restricted stock awards granted under our equity plans are considered participating securities as these awards receive non-forfeitable dividends at the same rate as common stock.

The computations of our basic and diluted earnings per share for the three and nine months ended March 26, 2016 and March 28, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net income	$17,854	$12,429	$52,611	$45,750
Less: Income allocable to participating securities	(270)	(235)	(768)	(771)
Net income available to common stockholders	$17,584	$12,194	$51,843	$44,979
Basic earnings per share (shares in thousands):
Weighted average number of shares outstanding, basic	19,529	19,679	19,640	19,653
Basic earnings per common share:
Basic earnings per share	$0.90	$0.62	$2.64	$2.29
Diluted earnings per share (shares in thousands):
Weighted average number of shares outstanding, basic	19,529	19,679	19,640	19,653
Weighted average effect of assumed exercise of stock options	199	395	227	384
Weighted average number of shares outstanding, diluted	19,728	20,074	19,867	20,037
Diluted earnings per common share:
Diluted earnings per share	$0.89	$0.61	$2.61	$2.24
We excluded potential common shares related to our outstanding equity compensation grants of 308,000 and 4,000 for the three months ended March 26, 2016 and March 28, 2015, respectively, and 257,000 and 80,000 for the nine months ended March 26, 2016 and March 28, 2015, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.
8. Inventory and Merchandise in Service
The components of inventory as of March 26, 2016 and June 27, 2015 are as follows:

	March 26, 2016	June 27, 2015
Raw Materials	$7,978	$6,368
Work in Process	1,861	975
Finished Goods	31,173	28,915
Inventory	$41,012	$36,258
Merchandise in service, net	$130,611	$133,942
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. The selection of estimated useful lives is a sensitive estimate in which a change in lives could have a material impact on our results of operations. There were no material changes to the estimated periods in which the assets will be in service for the three and nine months ended March 26, 2016 and March 28, 2015.
9. Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of June 27, 2015	$270,045	$55,138	$325,183
Acquisitions	—	1,318	1,318
Foreign currency translation	—	(3,483)	(3,483)
Balance as of March 26, 2016	$270,045	$52,973	$323,018

10. Long-Term Debt
Long-term debt as of March 26, 2016 and June 27, 2015 consists of the following:

	March 26, 2016	June 27, 2015
Borrowings under Unsecured Revolver	$116,900	$40,500
Borrowings under Variable Rate Notes	—	75,000
Borrowings under A/R Line	23,548	28,100
Borrowings under Fixed Rate Notes	100,000	100,000
Capital leases and other	—	169
	240,448	243,769
Less current maturities	—	(169)
Total long-term debt	$240,448	$243,600
We have a $350,000 unsecured revolver with a syndicate of banks, which expires on April 15, 2020. Borrowings in U.S. dollars under this revolver generally bear interest at the adjusted LIBOR for specified interest periods plus a margin, which can range from 1.00% to 1.75%, depending on our consolidated leverage ratio.
As of March 26, 2016, there was $116,900 outstanding under this revolver. The unused portion of the revolver may be used for general corporate purposes, acquisitions, share repurchases, dividends, working capital needs and to provide up to $45,000 in letters of credit. As of March 26, 2016, we had no letters of credit outstanding under this revolver. As of March 26, 2016, there is a fee of 0.175% of the unused daily balance of this revolver.
Availability of credit under this revolver requires that we maintain compliance with certain covenants, which are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material covenants required by the terms of this revolver as of March 26, 2016:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.70
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	23.45
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in this revolver.
Borrowings outstanding as of March 26, 2016 under this revolver bear interest at a weighted average effective rate of 1.70%.
At June 27, 2015 we had $75,000 of variable rate unsecured private placement notes that matured on June 30, 2015 and were paid using our unsecured revolver.
We maintain a $50,000 accounts receivable securitization facility, which expires on September 27, 2016. We intend to refinance these borrowings on or before the expiration date. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80% for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary in arrangements of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of March 26, 2016, there was $23,548 outstanding under this facility and there were $26,452 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of March 26, 2016 under this facility bear interest at an average effective interest rate of 1.19%.
We have $100,000 of fixed rate unsecured senior notes with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing April 15, 2025. Interest on the notes is payable semiannually. As of March 26, 2016, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 5, "Derivative Financial Instruments," of "Notes to the Condensed Consolidated Financial Statements" for details of our interest rate swap and hedging activities related to our outstanding debt.

11. Other Assets and Other Noncurrent Liabilities
Other assets as of March 26, 2016 and June 27, 2015 included the following:

	March 26, 2016	June 27, 2015
Executive deferred compensation assets	$32,483	$34,414
Cash surrender value of life insurance policies	14,692	14,659
Derivative financial instruments	—	4,857
Customer contracts and non-competition agreements, net	3,805	4,544
Other assets	7,556	7,854
Less: portion classified as current assets	(1,428)	(1,922)
Total other noncurrent assets	$57,108	$64,406
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 10 years and are as follows:

	March 26, 2016	June 27, 2015
Customer contracts and non-competition agreements	$14,568	$20,244
Accumulated amortization	(10,763)	(15,700)
Net	$3,805	$4,544
Amortization expense was $1,079 and $1,560 for the nine months ended March 26, 2016 and March 28, 2015, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of March 26, 2016 is as follows:

2016 remaining	$351
2017	1,234
2018	450
2019	219
2020	206
Thereafter	1,345
Other noncurrent liabilities as of March 26, 2016 and June 27, 2015 included the following:

	March 26, 2016	June 27, 2015
Multi-employer pension withdrawal liability	$3,169	$9,329
Pension plan liability	19,821	20,188
Executive deferred compensation plan liability	32,531	34,529
Supplemental executive retirement plan liability	16,451	16,686
Accrued income taxes	7,110	8,294
Workers' compensation liability	18,251	18,577
Derivative financial instruments	4,528	—
Other liabilities	6,682	7,659
Less: Portion classified as current liabilities	(7,937)	(7,819)
Total other noncurrent liabilities	$100,606	$107,443
12. Share-Based Compensation
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award. The share-based compensation reflects estimated forfeitures adjusted for actual forfeitures. We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations and was $1,837 and $1,894 for the three months ended March 26, 2016 and March 28, 2015, respectively, and $5,236 and $5,208 for the nine months ended March 26, 2016 and March 28, 2015, respectively. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised or canceled, or they expire or restrictions lapse, we recognize adjustments to additional paid-in capital or income tax expense. No amount of share-based compensation expense was capitalized during the periods presented. The number of options exercised and restricted stock vested since June 27, 2015 was 172,000 shares.
13. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and SERP plans for all participants.
The components of net periodic pension cost for these plans for the three and nine months ended March 26, 2016 and March 28, 2015 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Interest cost	$943	$1,012	$148	$185
Expected return on assets	(1,068)	(1,226)	—	—
Amortization of net loss	608	504	60	98
Net periodic pension cost	$483	$290	$208	$283

	Pension Plan		SERP
	Nine Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Interest cost	$2,829	$3,036	$444	$555
Expected return on assets	(3,204)	(3,678)	—	—
Amortization of net loss	1,824	1,512	180	294
Net periodic pension cost	$1,449	$870	$624	$849
During the first nine months of fiscal year 2016, we contributed approximately $40 to the pension plans.
Multi-Employer Pension Plans

Historically, we participated in a number of collectively bargained, union sponsored multi-employer pension plans ("MEPPs"). Consistent with the accounting for defined contribution plans, we previously recorded the required cash contributions to the MEPPs as an expense in the period incurred and recognized a liability for any contributions due and unpaid.
We no longer participate in any MEPPs in the United States. During the third quarter of fiscal year 2015, we recorded a pretax charge of $6,500 for the three and nine month periods ended March 28, 2015 related to the exit from MEPPs to which we previously contributed.
We made total payments related to our MEPP liabilities of $5,605 and $1,430 for the three months ended March 26, 2016 and March 28, 2015, respectively, and $6,202 and $3,308 for the nine months ended March 26, 2016 and March 28, 2015, respectively. Total remaining reserves for all MEPPs as of March 26, 2016 are $3,169.
On December 28, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the National Retirement Fund to resolve matters related to our previous withdrawal. Pursuant to the Settlement Agreement, we made a lump sum payment to the fund in the amount of $5,425 in the third quarter of fiscal year 2016. As part of the Settlement Agreement, the fund released all claims for collection of the withdrawal liability and related assessments, subject to our representations and warranties regarding contributions to the fund, related contribution base units and trades or businesses under common control of the company. We funded the payment under the Settlement Agreement through use of existing resources, including available cash and our revolving credit facility. The amount of the settlement was within previously established reserves.

14. Segment Information
We have two operating segments, United States (includes our Dominican Republic operations) and Canada, which have been identified as components of our organization that are reviewed by our Chief Executive Officer to determine resource allocation and evaluate performance. Each operating segment derives revenue from the branded uniform and facility services programs. Our largest customer represents approximately 2% of our total revenue. All of our customers are in the United States and Canada.
We evaluate performance based on income from operations. Financial information by segment for the three and nine month periods ended March 26, 2016 and March 28, 2015 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
March 26, 2016
Revenue	$206,215	$33,092	$—	$239,307
Income from operations	25,900	4,460	—	30,360
Total assets	884,243	134,765	(100,554)	918,454
Depreciation and amortization expense	8,340	854	—	9,194
March 28, 2015
Revenue	$200,005	$33,509	$—	$233,514
Income from operations	17,880	3,721	—	21,601
Total assets	858,611	128,893	(88,272)	899,232
Depreciation and amortization expense	7,181	855	—	8,036

For the Nine Months Ended	United States	Canada	Elimination	Total
March 26, 2016
Revenue	$620,705	$98,833	$—	$719,538
Income from operations	77,092	12,631	—	89,723
Total assets	884,243	134,765	(100,554)	918,454
Depreciation and amortization expense	23,876	2,559	—	26,435
March 28, 2015
Revenue	$594,803	$106,262	$—	$701,065
Income from operations	64,660	12,415	—	77,075
Total assets	858,611	128,893	(88,272)	899,232
Depreciation and amortization expense	21,089	2,784	—	23,873

15. Share Repurchase
As of March 26, 2016, we had a $275,000 share repurchase program. Under this repurchase program, we repurchased 163,372 shares in open market transactions totaling $10,369 and 56,597 shares totaling $4,064 for the three months ended March 26, 2016 and March 28, 2015, respectively. We repurchased 386,726 shares in open market transactions totaling $25,388 and 174,698 shares totaling $11,158 for the nine months ended March 26, 2016 and March 28, 2015, respectively. As of March 26, 2016, we had $103,179 remaining under this program.

16. Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, for the three and nine months ended March 26, 2016 and March 28, 2015 were as follows:

	Three Months Ended March 26, 2016
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at December 26, 2015	$(2,370)	$(20,427)	$832	$(21,965)
Other comprehensive income (loss) before reclassifications	4,006	—	(2,368)	1,638
Reclassifications from net accumulated other comprehensive income (loss)	—	423	(37)	386
Net current period other comprehensive income (loss)	4,006	423	(2,405)	2,024
Accumulated other comprehensive income (loss) at March 26, 2016	$1,636	$(20,004)	$(1,573)	$(19,941)

	Nine Months Ended March 26, 2016
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) as of June 27, 2015	$7,914	$(21,272)	$4,414	$(8,944)
Other comprehensive loss before reclassifications	(6,278)	—	(5,880)	(12,158)
Reclassifications from net accumulated other comprehensive income (loss)	—	1,268	(107)	1,161
Net current period other comprehensive income (loss)	(6,278)	1,268	(5,987)	(10,997)
Accumulated other comprehensive income (loss) at March 26, 2016	$1,636	$(20,004)	$(1,573)	$(19,941)

	Three Months Ended March 28, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at December 27, 2014	$13,621	$(18,988)	$1,211	$(4,156)
Other comprehensive loss before reclassifications	(7,146)	—	(3)	(7,149)
Reclassifications from net accumulated other comprehensive income	—	379	83	462
Net current period other comprehensive income (loss)	(7,146)	379	80	(6,687)
Accumulated other comprehensive income (loss) at March 28, 2015	$6,475	$(18,609)	$1,291	$(10,843)

	Nine Months Ended March 28, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 28, 2014	$22,682	$(19,748)	$1,053	$3,987
Other comprehensive loss before reclassifications	(16,207)	—	(16)	(16,223)
Reclassifications from net accumulated other comprehensive income	—	1,139	254	1,393
Net current period other comprehensive income (loss)	(16,207)	1,139	238	(14,830)
Accumulated other comprehensive income (loss) at March 28, 2015	$6,475	$(18,609)	$1,291	$(10,843)

Amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended March 26, 2016 and March 28, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Losses on derivative financial instruments:
Interest rate swap contracts	$(58)	$132	$(169)	$405	(a)
Tax benefit (expense)	21	(49)	62	(151)
Total, net of tax	(37)	83	(107)	254
Pension benefit liabilities:
Amortization of net loss	677	608	2,030	1,825	(b)
Tax expense	(254)	(229)	(762)	(686)
Total, net of tax	423	379	1,268	1,139
Total amounts reclassified, net of tax	$386	$462	$1,161	$1,393

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative. This amount includes a pension plan which is not included in the net periodic pension cost in Note 13 because it is individually immaterial. See Note 13 for details regarding the pension plans.

Income tax benefit (expense) for each component of other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Foreign currency translation adjustments	$(214)	$1,281	$1,485	$4,269
Change in pension benefit liabilities recognized	(254)	(229)	(762)	(686)
Derivative financial instruments unrecognized gain (loss)	1,413	3	3,506	10
Derivative financial instruments loss reclassified	21	(49)	62	(151)
Income tax benefit	$966	$1,006	$4,291	$3,442

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

To measure the progress of our strategy, our primary focus is on improving profitability, which we measure using operating income margin, and return on invested capital ("ROIC"), which we define as adjusted income from operations after tax, divided by total debt less cash plus stockholders’ equity. We are also focused on driving revenue growth, measured primarily using the organic growth rate, which is calculated using revenue, adjusted for foreign currency exchange rate differences, acquisitions and divestitures. Finally, we strive to maximize cash flow provided by operating activities. In August 2015, we introduced a new set of financial goals for the company, called our 15/5 Goals. These goals call for the company to achieve 15% operating margin and 15% ROIC, along with 5% or greater average revenue growth, within two to four years.

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

Our operating results are affected by the volatility in commodities, especially cotton, polyester and crude oil, and by foreign currency exchange rates, which may contribute to significant changes in merchandise and energy costs.

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

Results of Operations
The percentage relationships to revenue of certain income and expense items for the three and nine month periods ended March 26, 2016 and March 28, 2015, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Nine Months Ended		Percentage Change
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015	Three Months FY 2016 vs. FY 2015	Nine Months FY 2016 vs. FY 2015
Rental and direct sale revenue	100.0%	100.0%	100.0%	100.0%	2.5%	2.6%

Cost of rental and direct sale revenue	65.9	66.2	65.8	66.0	1.9	2.3
Gross margin	34.1	33.8	34.2	34.0	3.5	3.3
Pension withdrawal and associated expenses	—	2.8	—	1.0	(100.0)	(100.0)
Selling and administrative	21.4	21.8	21.7	22.0	1.0	1.1
Income from operations	12.7	9.2	12.5	11.0	40.5	16.4
Interest expense	0.7	0.7	0.7	0.8	0.2	(7.9)
Income before income taxes	12.0	8.5	11.8	10.2	44.1	18.3
Provision for income taxes	4.5	3.2	4.5	3.7	44.8	24.0
Net income	7.5%	5.3%	7.3%	6.5%	43.6%	15.0%
Three months ended March 26, 2016 compared to three months ended March 28, 2015
Rental and Direct Sale Revenue. Total revenue in the third quarter of fiscal year 2016 increased $5.8 million, or 2.5%, to $239.3 million from $233.5 million in the third quarter of fiscal year 2015. Our organic growth rate was 3.9% and was driven by pricing and higher direct sales, offset by the negative impact of lost uniform wearers at existing customers, primarily in the oil and gas and related industries, and slower growth in merchandise recovery billings. This is the fifth consecutive quarter where we have experienced wearer losses, including significant wearer losses in the oil and gas and related markets. While we cannot predict whether wearer losses will continue in the oil and gas and related industries or as a result of general changes in economic factors, a continuation of this trend would negatively affect our revenue and results of operations. The positive organic rental growth was offset by a declining Canadian exchange rate, which decreased revenue growth by 1.6%. Acquisitions added 0.2% to our revenue growth. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue more accurately reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 1.9% to $157.6 million in the third quarter of fiscal year 2016 from $154.6 million in the same period of fiscal year 2015. Our gross margin improved 30 basis points from 33.8% to 34.1% driven by lower energy costs, lower workers compensation costs and leverage from our revenue growth. These improvements were partially offset by higher merchandise costs and lower margins on direct sales.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans," of "Notes to the Condensed Consolidated Financial Statements," we recorded a charge of $6.5 million in the third quarter of fiscal year 2015 related to our withdrawal from all MEPPs in the United States.
Selling and Administrative. Selling and administrative expenses increased 1.0% to $51.4 million in the third quarter of fiscal year 2016 from $50.8 million in the same period of fiscal year 2015. As a percentage of total revenue, selling and administrative expenses decreased to 21.4% in the third quarter of fiscal year 2016 from 21.8% in the third quarter of fiscal year 2015. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base, partially offset by higher depreciation and bad debt expenses.

Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015	Change
United States	$25,900	$17,880	$8,020
Canada	4,460	3,721	739
Total	$30,360	$21,601	$8,759
United States. Income from operations increased $8.0 million to $25.9 million in the third quarter of fiscal year 2016 from $17.9 million in the same period of fiscal year 2015. The prior year operating income was reduced by additional expense of $6.5 million associated with our MEPP withdrawal liability. Excluding this item, income from operations increased $1.5 million. The increase was primarily driven by additional income from increased revenue and lower energy, employee health insurance and workers compensation costs. These favorable items were partially offset by higher merchandise, depreciation, bad debt and selling expenses.
Canada. Income from operations increased $0.7 million in the third quarter of fiscal year 2016 compared to the same period of fiscal year 2015. The increase was primarily driven by additional income from pricing, lower delivery labor, lower energy and selling costs. These favorable items were partially offset by a significant decline in the Canadian foreign exchange rate and higher bad debt expense.
Interest Expense. Interest expense was $1.7 million in the third quarter of fiscal year 2016 and $1.7 million in the same period of fiscal year 2015. Increased interest expense associated with higher average debt balances was offset by a decrease in the average effective interest rate.
Provision for Income Taxes. Our effective tax rate increased to 37.6% in the third quarter of fiscal year 2016 from 37.4% in the same period of fiscal year 2015. Both period tax rates include favorable adjustments due to the expiration of certain tax statutes of limitations during the period.
Nine months ended March 26, 2016 compared to Nine months ended March 28, 2015
Rental and Direct Sale Revenue. Total revenue in the first nine months of fiscal year 2016 increased $18.4 million, or 2.6%, to $719.5 million from $701.1 million in the first nine months of fiscal year 2015. Our organic growth rate was 4.7% and was driven by new account sales in the first nine months of fiscal year 2016 and higher pricing, offset by the negative impact of lost uniform wearers at existing customers, including significant wearer losses in the oil and gas and related industries. The positive organic rental growth was offset by a declining Canadian exchange rate, which decreased revenue growth by 2.3%. Acquisitions added 0.2% to our revenue growth. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations.
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 2.3% to $473.7 million in the first nine months of fiscal year 2016 from $463.0 million in the same period of fiscal year 2015. Our gross margin improved 20 basis points from 34.0% to 34.2% driven by lower energy and workers compensation costs and improved direct sales margins, partially offset by higher merchandise and employee health insurance costs.
Pension Withdrawal and Associated Expenses. As discussed in Note 13, "Employee Benefit Plans," of "Notes to the Condensed Consolidated Financial Statements," we recorded a charge of $6.5 million in the third quarter of fiscal year 2015 related to our withdrawal from all MEPPs in the United States.
Selling and Administrative. Selling and administrative expenses increased 1.1% to $156.1 million in the first nine months of fiscal year 2016 from $154.5 million in the same period of fiscal year 2015. As a percentage of total revenue, selling and administrative expenses decreased to 21.7% in the first nine months of fiscal year 2016 from 22.0% in the first nine months of fiscal year 2015. The decrease as a percentage of revenue was primarily due to effective cost control as we leveraged our fixed costs over a higher revenue base, partially offset by higher selling, bad debt and depreciation expense.

Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Nine Months Ended
	March 26, 2016	March 28, 2015	Change
United States	$77,092	$64,660	$12,432
Canada	12,631	12,415	216
Total	$89,723	$77,075	$12,648
United States. Income from operations increased $12.4 million to $77.1 million in the first nine months of fiscal year 2016 from $64.7 million in the same period of fiscal year 2015. The prior year operating income was reduced by additional expense of $6.5 million associated with our MEPP withdrawal liability. Excluding this item, income from operations increased $5.9 million. The increase was primarily driven by additional income from increased revenue, the favorable impact of fixed costs absorbed over a higher revenue base and lower energy and workers compensation costs. These favorable items were partially offset by higher merchandise, employee health insurance, bad debt and selling expenses.
Canada. Income from operations increased $0.2 million in the first nine months of fiscal year 2016 compared to the same period of fiscal year 2015. The increase was primarily driven by additional income from pricing, lower delivery labor, energy and selling expenses. These favorable items were partially offset by a significant decline in the Canadian foreign exchange rate and higher merchandise and bad debt expense.
Interest Expense. Interest expense was $5.0 million in the first nine months of fiscal year 2016, a decrease from the $5.5 million reported in the same period of fiscal year 2015. The decrease in interest expense was due to lower average debt balances and a lower average effective interest rate.
Provision for Income Taxes. Our effective tax rate increased to 37.9% in the first nine months of fiscal year 2016 from 36.1% in the same period of fiscal year 2015. The prior period tax rate is lower than the current year period due to the favorable resolution of the fiscal years 2005 to 2007 transfer pricing audit and expiration of certain tax statutes of limitations.
Liquidity, Capital Resources and Financial Condition

Financial Condition. Our financial condition is strong. In assessing our financial condition, we primarily consider working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our operations through a combination of cash flows from operations and debt financing. We believe we have sufficient access to capital markets to fund our operations.
Our primary sources of cash are net cash flows from operations, borrowings under our debt arrangements and proceeds from the net issuance of common stock under stock option plans. Primary uses of cash are working capital needs, capital expenditures, acquisitions, dividends, share repurchases and general corporate purposes. Net working capital as of March 26, 2016 and June 27, 2015 is as follows:

	For the Period Ended
	March 26, 2016	June 27, 2015	Change
Accounts receivable, net	$99,763	$100,402	$(639)
Inventory	41,012	36,258	4,754
Merchandise in service, net	130,611	133,942	(3,331)
Accounts payable	(47,580)	(51,616)	4,036
Net working capital	$223,806	$218,986	$4,820
Net working capital at March 26, 2016 was $223.8 million, a $4.8 million increase from $219.0 million at June 27, 2015. The increase in net working capital is primarily due to an increase in inventory to support our revenue growth and the timing of payments made on accounts payable, partially offset by lower merchandise put into service to support our rental operations.
Operating Activities. Net cash provided by operating activities increased $14.6 million to $95.5 million in the first nine months of fiscal year 2016 from $80.9 million in the same period of fiscal year 2015. The increase was primarily due to higher net income, improved utilization of merchandise in service and lower income tax payments.
Investing Activities. Net cash used for investing activities was $38.8 million in the first nine months of fiscal year 2016 compared to $40.0 million in the same period of fiscal year 2015. The decrease was primarily due to a decrease in capital expenditures offset by a small acquisition completed in fiscal year 2016.

Financing Activities. Cash used by financing activities was $50.5 million in the first nine months of fiscal year 2016 compared to $61.2 million in the same period of fiscal year 2015. The change was primarily due to an increase in borrowings under our revolving credit facility to fund increased share repurchases, higher dividend payments and a small acquisition, offset by an increase in operating cash flow.
See Note 10, "Long-Term Debt," of "Notes to the Condensed Consolidated Financial Statements" for details of our long-term debt.
The unsecured revolver, asset securitization facility, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At March 26, 2016, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with our debt agreements. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.
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
At March 26, 2016, we had approximately $233.1 million of available capacity under our revolving credit agreement and accounts receivable securitization facility, of which our revolving credit facility contributes all of the liquidity. We anticipate that our cash flows from operations and our available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2016. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. Investments in our business, including capital expenditures, are our top priority for capital deployment. Accordingly, in fiscal year 2015 we invested $56 million in capital expenditures and expect to invest approximately $50 million during fiscal year 2016. Capital expenditures have been made in three primary categories: (1) maintenance capital to sustain our facilities and equipment and enhance workplace safety; (2) capacity expansion investments to enable revenue growth; and (3) technology investments to enhance our ability to serve customers and improve productivity across our business.
Off Balance Sheet Arrangements
At March 26, 2016, we had approximately $26.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.5 million and $0.3 million in the third quarter of fiscal year 2016 and fiscal year 2015, respectively.
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
We no longer participate in any MEPPs in the United States. During the third quarter of fiscal year 2015, we recorded a pretax charge of $6.5 million for the three and nine month periods ended March 28, 2015 related to the exit from MEPPs to which we previously contributed.
We made total payments related to our MEPP liabilities of $5.6 million and $1.4 million for the three months ended March 26, 2016 and March 28, 2015, respectively, and $6.2 million and $3.3 million for the nine months ended March 26, 2016 and March 28, 2015, respectively. Total remaining reserves for all MEPPs as of March 26, 2016 are $3.2 million.

On December 28, 2015, we entered into a settlement agreement (the “Settlement Agreement”) with the National Retirement Fund to resolve matters related to our previous withdrawal. Pursuant to the Settlement Agreement, we made a lump sum payment to the fund in the amount of $5.4 million. As part of the Settlement Agreement, the fund released all claims for collection of the withdrawal liability and related assessments, subject to our representations and warranties regarding contributions to the fund, related contribution base units and trades or businesses under common control of the company. We funded the payment under the Settlement Agreement through use of existing resources, including available cash and our revolving credit facility. The amount of the settlement was within previously established reserves.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments such as interest rate swap agreements to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at March 26, 2016 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at March 26, 2016 was an unrealized loss of $4.5 million.
A sensitivity analysis was performed to measure our interest rate risk over a one-year period to changes in market interest rates on our $65.4 million of variable rate debt that was not modified by interest rate swaps as of March 26, 2016. The two scenarios include measuring the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and the impact of a 50 basis point change distributed evenly throughout the year. Based on the forecasted average variable rate debt level, the forecasted annual expense for our variable rate debt is $2.3 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.3 million or 14.4%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.2 million or 9.1%.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of March 26, 2016, we have no derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at March 26, 2016 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.1 million.
Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of "normal purchase" and, therefore, are not considered derivative instruments for accounting purposes.
Foreign Currency Exchange Risk
Our only material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders' equity and is included in the "Accumulated other comprehensive loss" line item of the Condensed Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in results of operations.
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
As part of its general enforcement efforts, over the past four years, the U.S. Department of Labor, Office of Federal Contract Compliance Programs (OFCCP) initiated compliance evaluations at a number of our locations to review and assess our current affirmative action activities and employment practices. To close all outstanding compliance evaluations, we entered into a Conciliation Agreement with the OFCCP agreeing to take proactive efforts to address any remaining issues or concerns that were raised by the agency, none of which we expect will have a material impact on our ongoing operations. All amounts that we agreed to pay under this agreement were within previously established reserves.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 27, 2015 - January 30, 2016	80,900	$59.79	80,900	$108,710,995
January 31, 2016 - February 27, 2016	43,003	$64.68	43,003	$105,929,471
February 28, 2016 - March 26, 2016	39,469	$69.69	39,469	$103,178,847
Total	163,372	$63.47	163,372	$103,178,847
As of March 26, 2016, we had a $275.0 million share repurchase program with $103.2 million remaining under this program.
ITEM 6. EXHIBITS

a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended March 26, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	April 26, 2016	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2016	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)