Form 10-Q
period 2016-10-01
G&K SERVICES INC
filed 2016-11-01
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
October 27, 2016 was 19,722,051 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	October 1, 2016	September 26, 2015
(In thousands, except per share data)
Rental and direct sale revenue	$241,020	$237,171
Cost of rental and direct sale revenue	157,363	156,088
Gross Margin	83,657	81,083
Pension settlement charge	6,010	—
Merger-related expenses	6,056	—
Selling and administrative	52,990	53,205
Income from Operations	18,601	27,878
Interest expense	1,961	1,627
Income before Income Taxes	16,640	26,251
Provision for income taxes	6,590	9,988
Net Income	$10,050	$16,263
Basic Earnings per Common Share	$0.51	$0.81
Diluted Earnings per Common Share	$0.50	$0.80
Weighted average shares outstanding, basic	19,453	19,727
Weighted average shares outstanding, diluted	19,795	20,001
Dividends Declared per Share	$0.39	$0.37
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	October 1, 2016	September 26, 2015
(In thousands)
Net income	10,050	16,263
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,450)	(7,902)
Change in pension benefit liabilities	10,757	677
Derivative financial instruments unrecognized loss	(532)	(4,626)
Reclassification of derivative financial instruments loss (gain) to net income	289	(53)
Other comprehensive income (loss) before income taxes	9,064	(11,904)
Income tax (expense) benefit	(4,507)	2,971
Other comprehensive income (loss), net of taxes	4,557	(8,933)
Total comprehensive income	$14,607	$7,330
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	October 1, 2016	July 2, 2016
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,132	$24,279
Accounts receivable, less allowance for doubtful accounts of $3,669 and $3,578	103,030	102,657
Inventory	34,554	34,077
Merchandise in service, net	130,529	131,801
Other current assets	17,333	20,539
Total current assets	312,578	313,353
Property, plant and equipment, less accumulated depreciation of $403,632 and $397,209	228,015	228,642
Goodwill	323,607	324,520
Other noncurrent assets	55,343	55,022
Total assets	$919,543	$921,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$50,681	$44,792
Accrued expenses and other current liabilities	65,253	72,736
Current maturities of long-term debt	22,000	—
Total current liabilities	137,934	117,528
Long-term debt, net of current maturities	198,548	231,148
Deferred income taxes	74,134	68,895
Other noncurrent liabilities	110,950	114,426
Total liabilities	521,566	531,997
Stockholders' Equity
Common stock, $0.50 par value	9,861	9,828
Additional paid-in capital	85,687	84,804
Retained earnings	326,739	323,775
Accumulated other comprehensive loss	(24,310)	(28,867)
Total stockholders' equity	397,977	389,540
Total liabilities and stockholders' equity	$919,543	$921,537
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders' Equity
Balance July 2, 2016	19,661	$9,828	$84,804	$323,775	$(28,867)	$389,540
Cumulative-effect of adoption of share-based compensation accounting guidance	—	—	232	604	—	836
Adjusted opening balances after adoption of share-based compensation accounting guidance	19,661	9,828	85,036	324,379	(28,867)	390,376
Total comprehensive income (loss)	—	—	—	10,050	4,557	14,607
Proceeds from issuance of common stock under stock option plans	86	43	754	—	—	797
Share-based compensation	—	—	1,735	—	—	1,735
Shares withheld for taxes under equity compensation plans	(19)	(10)	(1,838)	—	—	(1,848)
Cash dividends declared ($0.39 per share)	—	—	—	(7,690)	—	(7,690)
Balance October 1, 2016	19,728	$9,861	$85,687	$326,739	$(24,310)	$397,977
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended
	October 1, 2016	September 26, 2015
(In thousands)
Operating Activities:
Net income	10,050	16,263
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,056	8,455
Non-cash pension settlement charge	6,010	—
Deferred income taxes	710	4,155
Share-based compensation	1,855	1,941
Changes in operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(527)	(3,969)
Inventory and merchandise in service	869	(5,269)
Accounts payable	6,310	1,734
Other current assets and liabilities	(3,605)	(4,072)
Other	500	206
Net cash provided by operating activities	31,228	19,444
Investing Activities:
Capital expenditures	(8,873)	(13,785)
Acquisition of business	—	(1,944)
Net cash used for investing activities	(8,873)	(15,729)
Financing Activities:
Repayments of long-term debt	—	(108)
(Repayments of) proceeds from revolving credit facilities, net	(10,600)	13,400
Cash dividends paid	(7,690)	(7,427)
Proceeds from issuance of common stock under stock option plans	797	456
Repurchase of common stock	—	(5,882)
Shares withheld for taxes under equity compensation plans	(1,848)	(2,983)
Excess tax benefit from share-based compensation	—	1,802
Net cash used for financing activities	(19,341)	(742)
Effect of Exchange Rates on Cash	(161)	(707)
Increase in Cash and Cash Equivalents	2,853	2,266
Cash and Cash Equivalents:
Beginning of period	24,279	16,235
End of period	$27,132	$18,501

Supplemental Cash Flow Information:
Cash (paid) received for -
Interest	$(926)	$(750)
Income taxes	$(1,464)	$434
Supplemental Non-cash Investing Information:
Capital expenditures not yet paid and included in accounts payable	$1,404	$2,730
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016 ("fiscal year 2016"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of October 1, 2016, the results of our operations and cash flows for the three months ended October 1, 2016 and September 26, 2015.
The results of operations for the three month periods ended October 1, 2016 and September 26, 2015 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal year 2016 Annual Report on Form 10-K.
Proposed Merger with Cintas Corporation
On August 15, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas Corporation ("Cintas") and Bravo Merger Sub, Inc., a wholly owned subsidiary of Cintas (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly owned subsidiary of Cintas. The Merger is currently expected to close not later than the second quarter of calendar year 2017, subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the requisite approval from the Competition Bureau of Canada pursuant to the Canada Competition Act being obtained and (ii) the requisite shareholder approval being received. During the three months ended October 1, 2016, we incurred costs of $6,056 related to the pending Merger for employee-related expenses, professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes. The after-tax effect of these items is $4,737 which represents $0.24 per share. See Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements for further details.
Inventory and Merchandise in Service
The components of inventory as of October 1, 2016 and July 2, 2016 are as follows:

	October 1, 2016	July 2, 2016
Raw Materials	$6,569	$6,424
Work in Process	1,594	1,431
Finished Goods	26,391	26,222
Inventory	$34,554	$34,077
Merchandise in service, net	$130,529	$131,801
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. The selection of estimated useful lives is a sensitive estimate in which a change in lives could have a material impact on our results of operations. There were no material changes to the estimated periods in which the assets will be in service for the three months ended October 1, 2016 and September 26, 2015.

Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of July 2, 2016	$270,045	$54,475	$324,520
Foreign currency translation	—	(913)	(913)
Balance as of October 1, 2016	$270,045	$53,562	$323,607
2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance to clarify revenue recognition principles, which is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact that this new guidance will have on our Consolidated Financial Statements.

In April 2015, the FASB issued updated guidance which changes the presentation of debt issuance costs in financial statements to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance will be effective for us beginning in the fourth quarter of fiscal year 2017 and is required to be applied on a retrospective basis. We anticipate the implementation of this guidance will not have a material impact on the presentation of our financial position and will have no impact on our results of operations or cash flows.

In July 2015, the FASB issued updated guidance to simplify the measurement of inventory at the lower of cost or net realizable value. This guidance will be effective for us beginning in the first quarter of fiscal year 2018. We anticipate the implementation of this guidance will not have a material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued updated guidance intended to improve the recognition and measurement of financial instruments. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact that this new guidance will have on our Consolidated Financial Statements.

In February 2016, the FASB issued updated guidance, which is intended to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us beginning in the first quarter of fiscal year 2020, although early adoption is permitted. We are currently evaluating the impact that this new guidance will have on our Consolidated Financial Statements.

In March 2016, the FASB issued updated guidance, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification of excess tax benefits and shares withheld for taxes in the statement of cash flows. We adopted this guidance in the first quarter of fiscal year 2017. The adoption of this guidance is expected to increase the volatility of our effective tax rate as the tax benefits and deficiencies related to stock options exercised and restricted stock vestings are recorded as increases and decreases in income tax expense. In addition, these benefits and deficiencies are reflected within operating cash flows rather than being recorded within equity and reflected as a financing cash flow. As part of the adoption of this guidance we have elected to account for forfeitures of share-based awards as they occur. We continue to reflect tax withholding payments made on an employee's behalf for shares withheld for taxes as a financing cash flow in accordance with the new guidance. The cumulative-effect adjustment of these changes on the Condensed Consolidated Balance Sheet as of October 1, 2016 was $604, net of tax, increasing retained earnings and decreasing paid-in capital. The impact on the Condensed Consolidated Statement of Operations for the three months ended October 1, 2016 was a $823 benefit in income tax expense. Our excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method, which resulted in an increase of 102,000 shares in the weighted average number of diluted shares outstanding for the three months ended October 1, 2016. The election to recognize forfeitures as they occur resulted in an immaterial increase in stock based compensation expense for the three months ended October 1, 2016.

In August 2016, the FASB issued updated guidance regarding the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for us beginning in the first quarter of fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact that this new guidance will have on our Consolidated Statements of Cash Flows.
3. Earnings Per Share
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
The computations of our basic and diluted earnings per share for the three months ended October 1, 2016 and September 26, 2015 are as follows:

	Three Months Ended
	October 1, 2016	September 26, 2015
Net income	10,050	16,263
Less: Income allocable to participating securities	(138)	(227)
Net income available to common stockholders	$9,912	$16,036
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,453	19,727
Basic earnings per common share:
Basic earnings per share	$0.51	$0.81
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,453	19,727
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	342	274
Weighted average shares outstanding, diluted	19,795	20,001
Diluted earnings per common share:
Diluted earnings per share	$0.50	$0.80
We excluded potential common shares related to our outstanding equity compensation grants of 27,000 and 125,000 for the three months ended October 1, 2016 and September 26, 2015 from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

4. Other Assets and Other Noncurrent Liabilities
Other assets as of October 1, 2016 and July 2, 2016 included the following:

	October 1, 2016	July 2, 2016
Executive deferred compensation assets	$35,057	$33,080
Cash surrender value of life insurance policies	15,092	14,860
Customer contracts and non-competition agreements, net	3,113	3,464
Other assets	6,039	6,658
Less: portion classified as current assets	(3,958)	(3,040)
Total other noncurrent assets	$55,343	$55,022
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately 10 years and are as follows:

	October 1, 2016	July 2, 2016
Customer contracts and non-competition agreements	$14,573	$14,576
Accumulated amortization	(11,460)	(11,112)
Net	$3,113	$3,464
Amortization expense was $348 and $378 for the three months ended October 1, 2016 and September 26, 2015, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of October 1, 2016 is as follows:

2017 remaining	$905
2018	435
2019	217
2020	205
2021	193
Thereafter	1,158
Other noncurrent liabilities as of October 1, 2016 and July 2, 2016 included the following:

	October 1, 2016	July 2, 2016
Multi-employer pension withdrawal liability	$—	$803
Pension plan liability	28,360	32,446
Executive deferred compensation plan liability	35,057	33,080
Supplemental executive retirement plan liability	18,531	18,523
Accrued income taxes	6,964	7,363
Workers' compensation liability	17,330	18,036
Derivative financial instruments	8,479	8,189
Other liabilities	5,825	5,725
Less: Portion classified as current liabilities	(9,596)	(9,739)
Total other noncurrent liabilities	$110,950	$114,426

5. Long-Term Debt
Long-term debt as of October 1, 2016 and July 2, 2016 included the following:

	October 1, 2016	July 2, 2016
Borrowings under Unsecured Revolver	$97,000	$107,600
Borrowings under A/R Line	23,548	23,548
Borrowings under Fixed Rate Notes	100,000	100,000
	220,548	231,148
Less current maturities	(22,000)	—
Total long-term debt	$198,548	$231,148
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
As of October 1, 2016, there was $97,000 outstanding under this revolver. The unused portion of the revolver may be used for general corporate purposes, dividends, working capital needs and to provide up to $45,000 in letters of credit. As of October 1, 2016, we had no letters of credit outstanding under this revolver. As of October 1, 2016, there is a fee of 0.15% of the unused daily balance of this revolver.
As a result of the proposed merger with Cintas (see Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements) and the cessation of our share repurchase program, we expect to generate excess cash flow over the next 12 months, which we expect to use to pay down our unsecured revolver. Therefore, $22,000 has been classified as current maturities of long-term debt.
Availability of credit under this revolver requires that we maintain compliance with certain covenants, which are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material financial covenants required by the terms of this revolver as of October 1, 2016:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.50
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	22.95
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in this revolver.
Borrowings outstanding as of October 1, 2016 under this revolver bear interest at a weighted average effective rate of 1.67%.
We recently renewed our $50,000 accounts receivable securitization facility, which was due to expire on September 27, 2016. The new expiration date is scheduled for September 26, 2017. We intend to refinance these borrowings on or before the expiration date or pay the outstanding balance using our unsecured revolver. There were no material changes to the terms of the facility. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80% for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of October 1, 2016, there was $23,548 outstanding under this securitization facility and there were $26,452 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of October 1, 2016 under this facility bear interest at an average effective rate of 1.28%.
We have $100,000 of fixed rate unsecured senior notes with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing on April 15, 2025. Interest on the notes is payable semiannually on April 15 and October 15. As of October 1, 2016, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
See Note 6, "Derivative Financial Instruments," of Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.

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
As of October 1, 2016, we held a $75,000 interest rate swap contract which will limit our exposure to interest rate risk and pursuant to which we will pay fixed rates of interest and receive variable rates of interest based on the one-month LIBOR. The 15 year swap contract has an effective interest rate of 2.35%, with a start date of July 1, 2016 and an end date of July 1, 2031 and is a highly effective cash flow hedge. Gains or losses on any ineffectiveness are not expected to be material to any period.
The following table summarizes our derivative financial instrument liabilities and the classification on our Condensed Consolidated Balance Sheets as of October 1, 2016 and July 2, 2016:

	October 1, 2016	July 2, 2016
Derivative financial instruments, liabilities:
Accrued expense - other	$1,374	$1,387
Other noncurrent liabilities	7,105	6,802
Total derivative financial instruments, liabilities	$8,479	$8,189
A net loss of $4,067 is deferred in accumulated other comprehensive income as of October 1, 2016, of which a $714 loss is expected to be reclassified to interest expense in the next 12 months.
As of October 1, 2016 and July 2, 2016, all derivative financial instruments were designated as hedging instruments.
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
We do not have any Level 3 assets or liabilities and we have not transferred any items between fair value levels during the first quarter of fiscal years 2016 or 2017.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of October 1, 2016 and July 2, 2016:

	As of October 1, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$5,757	$—	$5,757
Equity and fixed income mutual funds	29,199	—	29,199
Cash surrender value of life insurance policies	—	15,092	15,092
Total assets	$34,956	$15,092	$50,048

Derivative financial instruments	$—	$8,479	$8,479
Total liabilities	$—	$8,479	$8,479

	As of July 2, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$5,681	$—	$5,681
Equity and fixed income mutual funds	27,306	—	27,306
Cash surrender value of life insurance policies	—	14,860	14,860
Total assets	$32,987	$14,860	$47,847

Derivative financial instruments	$—	$8,189	$8,189
Total liabilities	$—	$8,189	$8,189
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP).
The money market, equity and fixed income mutual funds are investments established to fund the Company's non-qualified deferred compensation plan. The Company classifies these investments as trading securities, and, as a result, unrealized gains and losses are included in earnings. Changes in the deferred compensation liability as a result of the changes in the fair value of investments are also included in earnings resulting in no impact to net income.
The following tables summarize the fair value of assets and liabilities recorded at historical cost as of October 1, 2016 and July 2, 2016:

	As of October 1, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$27,132	$—	$27,132
Total assets	$27,132	$—	$27,132
Current maturities of long-term debt	$—	$22,000	$22,000
Long-term debt, net of current maturities	—	202,971	202,971
Total liabilities	$—	$224,971	$224,971

	As of July 2, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$24,279	$—	$24,279
Total assets	$24,279	$—	$24,279
Long-term debt, net of current maturities	$—	$236,568	$236,568
Total liabilities	$—	$236,568	$236,568
8. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and SERP plans for all participants.
The components of net periodic pension cost for these plans for the three months ended October 1, 2016 and September 26, 2015 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Interest cost	$847	$943	$136	$148
Expected return on assets	(860)	(1,068)	—	—
Amortization of net loss	715	608	117	60
Loss on pension settlement	6,010	—	—	—
Net periodic benefit cost	$6,712	$483	$253	$208
During the first three months of fiscal year 2017, we contributed approximately $180 to the pension plans.
In the fourth quarter of fiscal year 2016, in an effort to continue to reduce the risk in the Company's noncontributory defined benefit pension plan (the "Pension Plan"), we announced a voluntary, limited-time opportunity to former employees who were vested participants in the Pension Plan to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election between May 16, 2016 and July 15, 2016, and payments were made on or before August 31, 2016. All payments were made from the Pension Plan trust assets. The target population had a total liability of $34,200 as of July 2, 2016. Based upon the participation rate of eligible participants, the amount of total payments was $17,281 and resulted in a plan remeasurement and the recognition of a $6,010 settlement loss, or $0.19 per share, related to the pro-rata portion of the unamortized net actuarial loss which was recognized in the Condensed Consolidated Statement of Operations for the three months ended October 1, 2016.
Multi-Employer Pension Plans
During the first quarter of fiscal year 2017, we made an $813 settlement payment related to a union sponsored multi-employer pension plan ("MEPP"). Following this payment, we no longer have any liabilities for MEPPs and we no longer participate in any MEPPs in the United States.
We made total payments related to our MEPP liabilities of $921 and $297 for the three months ended October 1, 2016 and September 26, 2015, respectively. There are no remaining liabilities for MEPPs as of October 1, 2016.

9. Income Taxes
Our effective tax rate increased to 39.6% in the three months ended October 1, 2016 from 38.0% in the three months ended September 26, 2015. The current period tax rate is higher than the prior year period due to $3,800 of non-deductible expenses associated with the proposed merger with Cintas (see Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements). This additional tax expense was partially offset by a tax benefit of $823 related to the adoption of new equity compensation accounting rules (see Note 2, "New Accounting Pronouncements," of Notes to the Condensed Consolidated Financial Statements).
10. Stockholders' Equity
Share Repurchase Program
As of October 1, 2016, we had a $275,000 share repurchase program. For the three months ended October 1, 2016 we did not repurchase any shares under this repurchase program. For the three months ended September 26, 2015 we repurchased 86,196 shares in open market transactions totaling $5,882. As of October 1, 2016, we had $94,043 remaining under this program. As a result of the proposed merger with Cintas, we have suspended additional repurchases under the repurchase program.
Share-Based Compensation
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award and forfeitures are accounted for as they occur. We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations and was $1,855 and $1,941 for the three months ended October 1, 2016 and September 26, 2015. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised or canceled, or they expire or restrictions lapse, we recognize adjustments to income tax expense. No amount of share-based compensation expense was capitalized during the periods presented. The number of options exercised and restricted stock vested since July 2, 2016 was 114,000 shares.
11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended October 1, 2016 and September 26, 2015 were as follows:

	Three Months Ended October 1, 2016
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at July 2, 2016	$3,963	$(28,929)	$(3,901)	$(28,867)
Other comprehensive income (loss) before reclassifications	(2,016)	2,447	(340)	91
Reclassifications from net accumulated other comprehensive income (loss)	—	4,292	174	4,466
Net current period other comprehensive income (loss)	(2,016)	6,739	(166)	4,557
Accumulated other comprehensive income (loss) at October 1, 2016	$1,947	$(22,190)	$(4,067)	$(24,310)

	Three Months Ended September 26, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 27, 2015	$7,914	$(21,272)	$4,414	$(8,944)
Other comprehensive loss before reclassifications	(6,424)	—	(2,899)	(9,323)
Reclassifications from net accumulated other comprehensive income (loss)	—	423	(33)	390
Net current period other comprehensive income (loss)	(6,424)	423	(2,932)	(8,933)
Accumulated other comprehensive income (loss) at September 26, 2015	$1,490	$(20,849)	$1,482	$(17,877)

Amounts reclassified from accumulated other comprehensive income (loss) to net income for the three months ended October 1, 2016 and September 26, 2015 were as follows:

	Three Months Ended
	October 1, 2016	September 26, 2015
Loss (gain) on derivative financial instruments:
Interest rate swap contracts (a)	$289	$(53)
Tax (benefit) expense	(115)	20
Total, net of tax	174	(33)
Pension benefit liabilities:
Amortization of net loss (b)	842	677
Loss on pension settlement (c)	6,010	—
Tax benefit	(2,560)	(254)
Total, net of tax	4,292	423
Total amounts reclassified, net of tax	$4,466	$390

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative.
(c) Included in selling and administrative.
Income tax (expense) benefit for each component of other comprehensive income were as follows:

	Three Months Ended
	October 1, 2016	September 26, 2015
Foreign currency translation adjustments	$(566)	$1,478
Change in pension benefit liabilities	(4,018)	(254)
Derivative financial instruments unrecognized loss	192	20
Derivative financial instruments gain (loss) reclassified	(115)	1,727
Income tax (expense) benefit	$(4,507)	$2,971
12. Contingent Liabilities
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

In particular, we have three projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working and we expect these will be completed within previously established reserves. Historically, we have borne our property remediation costs as part of our ongoing operations. As part of the second set of projects mentioned above, in the fourth quarter of fiscal year 2015, we determined it was likely that the parties that are contractually obligated to remediate contamination resulting from prior use of perchloroethylene, or PCE and other contaminants at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date as far back as the 1970s; the most recent one was in 2007. As a result of the foregoing, as of October 1, 2016 and July 2, 2016, we had remediation-related reserves of approximately $3,314 and $3,607 respectively, related to these matters. The expense for these matters was not material for the three months ended October 1, 2016 and September 26, 2015.

In order to determine whether any additional exposure for remediation exists, we assessed six additional sites which we acquired that had historical dry cleaning operations. Our assessment of these sites is complete, with no further action required.

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
We have had an ongoing dispute with Talent Creation, a Chinese supplier for our former GKdirect managed uniform business. We divested our GKdirect managed uniform business in December 2013. The dispute revolved around the 2010 termination of the parties' agreement.  The dispute was submitted to arbitration, and in April 2016, the arbitrator issued an order awarding approximately $1,300 to Talent Creation, consisting of raw material costs, post-termination warehousing costs and awards for violations of non-compete and non-solicitation provisions in the parties' contract. G&K filed its petition to vacate the award with the U.S. District Court for the Southern District of Ohio in May 2016, after which Talent Creation filed a cross petition to confirm the award. Briefing on the cross motions concluded in September 2016.  We believe the liability established for this matter will cover the court of appeals' decision and believe that the possibility of a material adverse effect on our results of operations or financial condition is remote.
See Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements for further details of litigation related to the Merger.
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
We evaluate performance based on income from operations. Financial information by segment for the three month periods ended October 1, 2016 and September 26, 2015 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
October 1, 2016
Revenue	$208,171	$32,849	$—	$241,020
Income from operations	14,429	4,172	—	18,601
Total assets	885,162	139,906	(105,525)	919,543
Depreciation and amortization expense	8,113	943	—	9,056
September 26, 2015
Revenue	$205,052	$32,119	$—	$237,171
Income from operations	23,924	3,954	—	27,878
Total assets	895,470	126,034	(93,958)	927,546
Depreciation and amortization expense	7,605	850	—	8,455

14. Proposed Merger with Cintas Corporation

On August 15, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas and Merger Sub, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger will be consumated. As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly owned subsidiary of Cintas. The Merger is currently expected to close not later than the second quarter of calendar year 2017, subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting periods under the HSR Act, and the requisite approval from the Competition Bureau of Canada pursuant to the Canada Competition Act being obtained and (ii) the requisite shareholder approval being received.
Pursuant to the Merger Agreement, upon the consummation of the Merger (the “Effective Time”), each share of common stock of the Company (“Class A Common Stock”), issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by the Company or any direct or indirect wholly owned subsidiary of the Company or Cintas, Merger Sub or any other direct or indirect wholly owned subsidiary of Cintas) will be converted into the right to receive $97.50 in cash. The Merger Agreement contains customary representations and warranties and covenants that we must observe, including certain interim operating covenants that may restrict our operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of our compensation arrangements will be triggered at the Effective Time. In addition, the Merger Agreement also contains certain termination rights that may require us to pay Cintas a $60,000 termination fee. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2016.
During the three months ended October 1, 2016, we incurred costs of $6,056 related to the pending Merger for employee-related expenses, professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes. The after-tax effect of these items is $4,737 which represents $0.24 per share.
On September 29, 2016, each of the Company and Cintas received a request for additional information and documentary material, commonly referred to as a “second request,” from the Federal Trade Commission (the “FTC”), pursuant to the HSR Act, in connection with the Merger. A “second request” is a routine part of the FTC’s review of proposed transactions. The FTC’s “second request” has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by the Company and Cintas with the “second request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the FTC.
On October 12, 2016, each of the Company and Cintas received a supplemental information request, commonly referred to as SIR, from the Competition Bureau of Canada, pursuant to the Canada Competition Act, in connection with the Merger. SIR is part of the prescribed process for review of proposed transactions in Canada and has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after compliance by the Company and Cintas with the SIR.
Litigation Related to the Merger
On September 26, 2016, a putative shareholder class action lawsuit, captioned Klein v. G&K Services, Incorporated, et al., Civil Action No. 16-cv-03198 (DWF) (KMM), was filed in the United States District Court for the District of Minnesota, against the Company and the members of the Company's Board of Directors. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges, among other things, that the Company’s proxy statement contains false and misleading statements and/or omits material information. The complaint seeks, among other things, injunctive relief preventing consumption of the Merger, monetary damages and an award of attorneys’ fees and expenses. On October 28, 2016, the Company filed a Form 8-K with the SEC making supplemental disclosures to the Company’s definitive proxy statement filed with the SEC on September 29, 2016. Also on October 28, 2016, the parties filed a stipulation, and the court entered an order, dismissing this action with prejudice as to the named plaintiff and without prejudice as to all other putative class members, with the court retaining jurisdiction over the action for the purpose of considering any application by plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses.
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
Proposed Merger with Cintas Corporation
On August 15, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas Corporation ("Cintas") and Bravo Merger Sub, Inc., a wholly owned subsidiary of Cintas (“Merger Sub”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly owned subsidiary of Cintas. The Merger is currently expected to close not later than the second quarter of calendar year 2017, subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the requisite approval from the Competition Bureau of Canada pursuant to the Canada Competition Act being obtained and (ii) the requisite shareholder approval being received.
Pursuant to the Merger Agreement, upon the consummation of the Merger (the “Effective Time”), each share of common stock of the Company (“Class A Common Stock”), issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by the Company or any direct or indirect wholly owned subsidiary of the Company or Cintas, Merger Sub or any other direct or indirect wholly owned subsidiary of Cintas) will be converted into the right to receive $97.50 in cash. The Merger Agreement contains customary representations and warranties and covenants that we must observe, including certain interim operating covenants that may restrict our operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of our compensation arrangements will be triggered at the Effective Time. In addition, the Merger Agreement also contains certain termination rights that may require us to pay Cintas a $60 million termination fee. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2016.
In the three months ended October 1, 2016, we incurred costs of $6.1 million related to the pending Merger for employee-related expenses, professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes. The after-tax effect of these items is $4.7 million which represents $0.24 per share.
We periodically adjust our operations to serve our customers in the most efficient and cost effective manner. As part of these adjustments, we may realign our workforce, close production or branch facilities or divest operations. We are continuously assessing our business and making necessary adjustments.
Critical Accounting Policies
Our significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016. The accounting policies used in preparing our interim fiscal year 2017 Condensed Consolidated Financial Statements are the same as those described in our Annual Report.
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

Critical accounting policies are defined as the most important and pervasive accounting policies and those items most sensitive to material changes from external factors, including those that are reflective of significant judgments and estimates. We believe our critical accounting policies are those related to:

•	Revenue recognition and allowance for doubtful accounts

•	Inventory and merchandise in service

•	Environmental costs

•	Goodwill, intangible assets and other long-lived assets

•	Income taxes
Results of Operations
The percentage relationships to revenue of certain income and expense items for the three month periods ended October 1, 2016 and September 26, 2015, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Percentage Change
	October 1, 2016	September 26, 2015	Three Months FY 2016 vs. FY 2015
Rental and direct sale revenue	100.0%	100.0%	1.6%

Cost of rental and direct sale revenue	65.3	65.8	0.8
Gross margin	34.7	34.2	3.2
Pension settlement charge	2.5	—	100.0%
Merger-related expenses	2.5	—	100.0%
Selling and administrative	22.0	22.4	(0.4)
Income from operations	7.7	11.8	(33.3)
Interest expense	0.8	0.7	20.5
Income before income taxes	6.9	11.1	(36.6)
Provision for income taxes	2.7	4.2	(34.0)
Net income	4.2%	6.9%	(38.2)%
Three months ended October 1, 2016 compared to three months ended September 26, 2015
Rental and Direct Sale Revenue. Total revenues in the first quarter of fiscal year 2017 increased $3.8 million, or 1.6%, to $241.0 million from $237.2 million in the first quarter of fiscal year 2016. Our organic growth rate was 1.6% and was driven by pricing and increased merchandise recovery billings, partially offset by the negative impact of lost uniform wearers at existing customers, primarily in the oil and gas and related industries. This is the seventh consecutive quarter where we have experienced wearer losses, including continued wearer losses in the oil and gas and related industries. We cannot predict whether wearer losses will continue in the oil and gas and related industries or as a result of general changes in economic factors. A continuation of this trend would negatively affect our revenue and results of operations. The Canadian exchange rate was consistent with the previous year and there were no new acquisitions. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue more accurately reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations. A reconciliation of our organic growth rate to total revenue growth rate is provided in the table below.

	Three Months Ended
	October 1, 2016	September 26, 2015
Organic growth rate	1.6%	5.5%
Impact of foreign currency exchange rate changes	—	(2.2)
Acquisitions and other changes	—	(0.3)
Total revenue growth rate	1.6%	3.0%
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 0.8% to $157.4 million in the first quarter of fiscal year 2017 from $156.1 million in the same period of fiscal year 2016. Our gross margin improved 50 basis points from 34.2% to 34.7% driven by lower merchandise and energy costs. These improvements were partially offset by higher depreciation and workers compensation costs and lower margins on direct sales.
Pension settlement charge. See Note 8, "Employee Benefit Plans," of Notes to the Condensed Consolidated Financial Statements for details of the pension settlement during the first quarter of fiscal year 2017.
Merger-related expenses. See Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements for details related to the Merger.
Selling and Administrative. Selling and administrative expenses decreased 0.4% to $53.0 million in the first quarter of fiscal year 2017 from $53.2 million in the same period of fiscal year 2016. As a percentage of total revenue, selling and administrative expenses decreased 40 basis points to 22.0% in the first quarter of fiscal year 2017 from 22.4% in the first quarter of fiscal year 2016. This decrease was primarily due to lower selling expenses and general liability insurance costs, offset by increased reserves for a litigation matter (see Note 12, "Contingent Liabilities," of Notes to the Condensed Consolidated Financial Statements).
Income from Operations. The following is a summary of income from operations for each operating segment's income from operations (in thousands):

	Three Months Ended
	October 1, 2016	September 26, 2015	Change
United States	$14,429	$23,924	$(9,495)
Canada	4,172	3,954	218
Total	$18,601	$27,878	$(9,277)
United States. Income from operations decreased $9.5 million to $14.4 million in the first quarter of fiscal year 2017 from $23.9 million in the same period of fiscal year 2016. The current year operating income was reduced by $6.0 million associated with a pension settlement charge and $6.1 million for merger-related costs. Excluding these items, income from operations increased $2.6 million. The increase was primarily driven by additional income from increased revenue and lower merchandise, selling and energy costs. These favorable items were partially offset by increased reserves for a litigation matter (see Note 12, "Contingent Liabilities," of Notes to the Condensed Consolidated Financial Statements) higher depreciation expense and lower margins on direct sales.
Canada. Income from operations increased $0.2 million in the first quarter of fiscal year 2017 compared to the same period of fiscal year 2016. The increase was primarily driven by additional income from increased revenue and lower delivery labor, energy and selling costs. These favorable items were partially offset by higher depreciation and workers compensation expense.
Interest Expense. Interest expense was $2.0 million in the first quarter of fiscal year 2017 and $1.6 million in the same period of fiscal year 2016. Increased interest expense was primarily driven by an increase in the average effective interest rate, primarily due to our 15 year interest rate swap that became effective in the first quarter of fiscal year 2017.
Provision for Income Taxes. Our effective tax rate increased to 39.6% in the first quarter of fiscal year 2017 from 38.0% in the same period of fiscal year 2016. The current period tax rate is higher than the prior year period due to $3.8 million of non-deductible expenses associated with the proposed merger with Cintas (see Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements). This additional tax expense was partially offset by a tax benefit of $0.8 million related to the adoption of new equity compensation accounting rules (see Note 2, "New Accounting Pronouncements," of Notes to the Condensed Consolidated Financial Statements).
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
Our primary sources of cash are net cash flows from operations and borrowings under our revolving credit facilities. Primary uses of cash are working capital needs, capital expenditures, dividends, payments on indebtedness and general corporate purposes.
Adjusted Working Capital

	For the Period Ended
	October 1, 2016	July 2, 2016	Change
Accounts receivable, net	$103,030	$102,657	$373
Inventory	34,554	34,077	477
Merchandise in service, net	130,529	131,801	(1,272)
Accounts payable	(50,681)	(44,792)	(5,889)
Adjusted working capital	$217,432	$223,743	$(6,311)
Adjusted working capital at October 1, 2016 was $217.4 million, a $6.3 million decrease from $223.7 million at July 2, 2016. The decrease in adjusted working capital was primarily due to an increase in accounts payable resulting from merger-related expenses and the timing of new inventory purchases.
Operating Activities. Net cash provided by operating activities increased $11.8 million to $31.2 million in the first three months of fiscal year 2017 from $19.4 million in the same period of fiscal year 2016. The increase was primarily due to improved utilization of merchandise in service, improved collections of accounts receivable and an increase in accounts payable, partially offset by lower net income and higher tax payments.
Investing Activities. Net cash used for investing activities was $8.9 million in the first three months of fiscal year 2017 compared to $15.7 million in the same period of fiscal year 2016. The decrease was primarily due to a decrease in capital expenditures, primarily related to technology and capacity expansion initiatives. In addition, fiscal year 2016 included payments related to a small acquisition.
Financing Activities. Cash used by financing activities was $19.3 million in the first three months of fiscal year 2017 compared to $0.7 million in the same period of fiscal year 2016. The change was primarily due to repayments of our revolving credit facility, offset by a reduction in repurchases of our common stock.
See Note 5, "Long-Term Debt," of Notes to the Condensed Consolidated Financial Statements for details of our long-term debt.
The unsecured revolver, asset securitization facility, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At October 1, 2016, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with our debt agreements. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.
See Note 6, "Derivative Financial Instruments," of Notes to the Condensed Consolidated Financial Statements for details of our interest rate swap and hedging activities related to our outstanding debt.
Cash Obligations. Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the revolving credit facility, capital lease obligations and rent payments required under operating leases with initial or remaining terms in excess of one year.
At October 1, 2016, we had approximately $253.0 million of available capacity under our revolving credit agreement. We anticipate that our cash flows provided by operations and available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2017. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. Investing in our business, including capital expenditures, is our top priority for capital deployment. Accordingly, in fiscal year 2016 we invested $45 million in capital expenditures and expect to invest a similar amount during fiscal year 2017. Capital expenditures have been made in three primary categories: (1) maintenance capital to sustain our facilities and equipment and improve workplace safety; (2) capacity expansion investments to enable revenue growth; and (3) technology investments to enhance our ability to serve customers and improve productivity across our business.
Off Balance Sheet Arrangements
At October 1, 2016, we had approximately $26.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $6.7 million and $0.5 million in the first quarter of fiscal year 2017 and fiscal year 2016, respectively. Expense in the first quarter of fiscal year 2017 includes a $6.0 million settlement loss, as described below.
On December 31, 2006, we froze our defined benefit pension plan and related supplemental executive retirement plan for all participants. Future growth in benefits has not occurred beyond this date.
In the fourth quarter of fiscal year 2016, in an effort to continue to reduce the risk in the Company's noncontributory defined benefit pension plan (the "Pension Plan"), we announced a voluntary, limited-time opportunity to former employees who were vested participants in the Pension Plan to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election between May 16, 2016 and July 15, 2016, and payments were made on or before August 31, 2016. All payments were made from the Pension Plan trust assets. The target population had a total liability of $34.2 million as of July 2, 2016. Based upon the participation rate of eligible participants, the amount of total payments were $17.3 million and resulted in a plan remeasurement and the recognition of a $6.0 million settlement loss, or $0.19 per share, related to the pro-rata portion of the unamortized net actuarial loss which was recognized in the Condensed Consolidated Statement of Operations for the three months ended October 1, 2016.
Multi-Employer Pension Plans
During the first quarter of fiscal year 2017, we made an $0.8 million settlement payment related to a union sponsored multi-employer pension plan ("MEPP"). Following this payment, we no longer have any liabilities for MEPPs and we no longer participate in any MEPPs in the United States.
We made total payments related to our MEPP liabilities of $0.9 million and $0.3 million for the three months ended October 1, 2016 and September 26, 2015, respectively. There are no remaining liabilities for MEPPs as of October 1, 2016.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in "Part II Item 1. Legal Proceedings" of this report.
Cautionary Statements Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the potential timing or consummation of the proposed transaction or the anticipated benefits thereof, including, without limitation, future financial and operating results. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that may cause such a difference include, but are not limited to, risks and uncertainties related to (i) the ability to obtain shareholder and regulatory approvals, or the possibility that they may delay the transaction or that such regulatory approval may result in the imposition of conditions that could cause the parties to abandon the transaction, (ii) the risk that a condition to closing of the merger may not be satisfied, (iii) the ability of the Company and Cintas to integrate their businesses successfully and to achieve anticipated cost savings and other synergies, (iv) the possibility that other anticipated benefits of the proposed transaction will not be realized, including without limitation, anticipated revenues, expenses, earnings and other financial results, and growth and expansion of the new combined company’s operations, and the anticipated tax treatment, (v) potential litigation relating to the proposed transaction that could be instituted against the Company or Cintas or their respective directors, (vi) possible disruptions from the proposed transaction that could harm the Company’s or Cintas’ business, including current plans and operations, (vii) the ability of the Company or Cintas to retain, attract and hire key personnel, (viii) potential adverse reactions or changes to relationships with clients, employees, suppliers or other parties resulting from the announcement or completion of the merger, (ix) potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect the Company’s and/or Cintas’ financial performance, (x) certain restrictions during the pendency of the merger that may impact the Company’s and/or Cintas’ ability to pursue certain business opportunities or strategic transactions, (xi) continued availability of capital and financing and rating agency actions, (xii) legislative, regulatory and economic developments and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors.
These risks, as well as other risks associated with the proposed transaction, are more fully discussed in the Company's Form 10-K for the year ended July 2, 2016, the definitive proxy statement filed on Schedule 14A on September 29, 2016 and in Item 1A to this Form 10-Q. While the list of factors presented here is, and the list of factors presented in other documents the Company has filed with the Securities and Exchange Commission are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s or Cintas’ consolidated financial condition, results of operations, credit rating or liquidity. Neither the Company nor Cintas undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at October 1, 2016 on the change in the cost of variable rate debt. The current fair market value of all outstanding contracts at October 1, 2016 was an unrealized loss of $8.5 million.
A sensitivity analysis was performed, using two scenarios, to measure our interest rate risk over a one-year period to changes in market interest rates for variable rate debt that was not modified by interest rate swaps. As of October 1, 2016, this debt amount was $45.5 million. In one scenario we measured the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and in the other scenario the impact of a 50 basis point change distributed evenly throughout the year. The annual expense for our variable rate debt is $0.7 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.2 million or 34.6%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.1 million or 21.9%.
For additional information regarding our debt see Note 5, "Long-Term Debt," of Notes to the Condensed Consolidated Financial Statements as well as the Liquidity, Capital Resources and Financial Condition section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of October 1, 2016 we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at October 1, 2016 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.1 million.

Production costs at our plants are also subject to fluctuations in natural gas costs. To reduce our exposure to changes in natural gas prices, we utilize natural gas supply contracts in the normal course of business. These contracts meet the definition of "normal purchase" and, therefore, are not considered derivative instruments for accounting purposes.
Foreign Currency Exchange Risk
Our only material foreign subsidiaries are located in Canada. The assets and liabilities of these subsidiaries are denominated in the Canadian dollar and, as such, are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders' equity and are included in the "Accumulated other comprehensive loss" line item of the Condensed Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in results of operations.
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
We may incur additional charges for environmental remediation for PCE and other contamination at facilities we own that have historically conducted dry cleaning operations. We discuss current environmental reserves in greater detail in Note 12, "Contingent Liabilities" of Notes to the Condensed Consolidated Financial Statements.
We have had an ongoing dispute with Talent Creation, a Chinese supplier for our former GKdirect managed uniform business. We divested our GKdirect managed uniform business in December 2013. The dispute revolved around the 2010 termination of the parties' agreement.  The dispute was submitted to arbitration, and in April 2016, the arbitrator issued an order awarding approximately $1.3 million to Talent Creation, consisting of raw material costs, post-termination warehousing costs and awards for violations of non-compete and non-solicitation provisions in the parties' contract. G&K filed its petition to vacate the award with the U.S. District Court for the Southern District of Ohio in May 2016, after which Talent Creation filed a cross petition to confirm the award. Briefing on the cross motions concluded in September 2016.  We believe the liability established for this matter will cover the court of appeals' decision and believe that the possibility of a material adverse effect on our results of operations or financial condition is remote.
On September 26, 2016, a putative shareholder class action lawsuit, captioned Klein v. G&K Services, Incorporated, et al., Civil Action No. 16-cv-03198 (DWF) (KMM), was filed in the United States District Court for the District of Minnesota, against the Company and the members of the Company's Board of Directors. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges, among other things, that the Company’s proxy statement contains false and misleading statements and/or omits material information. The complaint seeks, among other things, injunctive relief preventing consumption of the Merger, monetary damages and an award of attorneys’ fees and expenses. On October 28, 2016, the Company filed a Form 8-K with the SEC making supplemental disclosures to the Company’s definitive proxy statement filed with the SEC on September 29, 2016. Also on October 28, 2016, the parties filed a stipulation, and the court entered an order, dismissing this action with prejudice as to the named plaintiff and without prejudice as to all other putative class members, with the court retaining jurisdiction over the action for the purpose of considering any application by plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses.
In connection with the Merger, each of the Company and Cintas received a second request under the HSR Act and a supplemental information request under the Canadian Competition Act. See Note 14, "Proposed Merger with Cintas Corporation" of Notes to the Condensed Consolidated Financial Statements.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended July 2, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition and/or operating results.
Other than as noted below, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended July 2, 2016.

RISKS RELATED TO MERGER
Our proposed merger may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the merger could adversely affect our business, financial results and stock price.
On August 16, 2016, we announced that we entered into the Merger Agreement with Cintas and Merger Sub, which provides that Cintas will acquire all of our outstanding shares of Class A common stock at a price of $97.50 per share in cash. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Cintas. The Merger is subject to a number of customary conditions set forth in the Merger Agreement, including the approval of our shareholders and receipt of regulatory approvals, which are not within our control. We can provide no assurance as to when, or if, the conditions to the closing of the Merger will be satisfied or waived, that other events will not intervene to delay or result in the termination of the Merger, or that the Merger will be consummated or consummated in the timeframe or manner currently anticipated.
On September 29, 2016, each of the Company and Cintas received a request for additional information and documentary material, commonly referred to as a “second request,” from the Federal Trade Commission (the “FTC”), pursuant to the HSR Act, in connection with the Merger. A “second request” is a routine part of the FTC’s review of proposed transactions. The FTC’s “second request” has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by the Company and Cintas with the “second request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the FTC.
On October 21, 2016, each of the Company and Cintas received a supplemental information request, commonly referred to as SIR, from the Competition Bureau of Canada, pursuant to the Canada Competition Act, in connection with the Merger. SIR is part of the prescribed process for review of proposed transactions in Canada. The SIR has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after compliance by the Company and Cintas with the SIR.
Any delay in closing or a failure to close could have a negative impact on our business, financial results and stock price as well as our relationships with our customers, suppliers or employees, and could have a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans.
Legal proceedings filed against the Board in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.
As discussed above under "Item 1. Legal Proceedings," on September 26, 2016, a putative shareholder class action lawsuit was filed in the United States District Court for the District of Minnesota, against the Company and the members of the Company's Board of Directors in connection with the announced merger. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges, among other things, that the Company’s preliminary proxy statement contains false and misleading statements and/or omits material information. The complaint seeks, among other things, injunctive relief and an award of attorneys’ fees and expenses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 3, 2016 - August 6, 2016	—	$—	—	$94,043,059
August 7, 2016 - September 3, 2016	—	—	—	$94,043,059
September 4, 2016 - October 1, 2016	—	—	—	$94,043,059
Total	—	$—	—	$94,043,059
As of October 1, 2016, we had a $275.0 million share repurchase program with $94.0 million remaining under this program. As a result of the proposed merger with Cintas, we have suspended additional repurchases under the repurchase program.

ITEM 6. EXHIBITS

a.	Exhibits

10.1
Amendment No. 4 dated as of September 27, 2016 to Second Amended and Restated Loan Agreement dated as of September 29, 2010 among G&K Services, Inc., as initial servicer, G&K Receivables Corp., as borrower, SunTrust Bank, as lender and LC issuer, and SunTrust Robinson Humphrey, Inc., as agent administrator (incorporated herein by reference to Registrant's Form 8-K filed on September 28, 2016).

10.2	Retention Bonus Agreement dated August 24, 2016.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended October 1, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	November 1, 2016	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2016	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)