Form 10-Q
period 2016-12-31
G&K SERVICES INC
filed 2017-01-31
CIK 39648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________
FORM 10-Q
 ________________________________
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
Commission file number 0-4063
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
Common Stock, par value $0.50 per share, outstanding
January 26, 2017 was 19,710,175 shares

G&K Services, Inc.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
(In thousands, except per share data)
Rental and direct sale revenue	$244,145	$243,060	$485,165	$480,231
Cost of rental and direct sale revenue	159,236	160,030	316,599	316,118
Gross Margin	84,909	83,030	168,566	164,113
Pension settlement charge	—	—	6,010	—
Merger-related expenses	10,067	—	16,123	—
Selling and administrative	54,029	51,546	107,019	104,751
Income from Operations	20,813	31,484	39,414	59,362
Interest expense	2,065	1,656	4,026	3,283
Income before Income Taxes	18,748	29,828	35,388	56,079
Provision for income taxes	9,486	11,335	16,076	21,323
Net Income	$9,262	$18,493	$19,312	$34,756
Basic Earnings per Common Share	$0.47	$0.93	$0.98	$1.74
Diluted Earnings per Common Share	$0.46	$0.92	$0.96	$1.72
Weighted average shares outstanding, basic	19,465	19,665	19,459	19,696
Weighted average shares outstanding, diluted	19,826	19,870	19,810	19,936
Dividends Declared per Share	$0.39	$0.37	$0.78	$0.74
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
(In thousands)
Net income	$9,262	$18,493	$19,312	$34,756
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,795)	(4,079)	(4,245)	(11,983)
Change in pension benefit liabilities	762	676	11,519	1,353
Derivative financial instruments unrecognized gain (loss)	7,771	(978)	7,239	(5,604)
Reclassification of derivative financial instruments loss (gain) to net income	386	(58)	675	(111)
Other comprehensive income (loss) before income taxes	6,124	(4,439)	15,188	(16,345)
Income tax (expense) benefit	(2,200)	351	(6,707)	3,324
Other comprehensive income (loss), net of taxes	$3,924	$(4,088)	$8,481	$(13,021)
Total comprehensive income	$13,186	$14,405	$27,793	$21,735
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
G&K Services, Inc. and Subsidiaries

	December 31, 2016	July 2, 2016
(In thousands)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,864	$24,279
Accounts receivable, less allowance for doubtful accounts of $4,260 and $3,578	108,700	102,657
Inventory	36,525	34,077
Merchandise in service, net	130,915	131,801
Other current assets	15,757	20,539
Total current assets	321,761	313,353
Property, plant and equipment, less accumulated depreciation of $406,430 and $397,209	223,777	228,642
Goodwill	322,371	324,520
Other noncurrent assets	56,539	55,022
Total assets	$924,448	$921,537
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$53,149	$44,792
Accrued expenses and other current liabilities	65,849	72,736
Current maturities of long-term debt	22,000	—
Total current liabilities	140,998	117,528
Long-term debt, net of current maturities	194,548	231,148
Deferred income taxes	79,209	68,895
Other noncurrent liabilities	104,384	114,426
Total liabilities	519,139	531,997
Stockholders' Equity
Common stock, $0.50 par value	9,865	9,828
Additional paid-in capital	87,524	84,804
Retained earnings	328,306	323,775
Accumulated other comprehensive loss	(20,386)	(28,867)
Total stockholders' equity	405,309	389,540
Total liabilities and stockholders' equity	$924,448	$921,537
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
G&K Services, Inc. and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Shares	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders' Equity
Balance July 2, 2016	19,661	$9,828	$84,804	$323,775	$(28,867)	$389,540
Cumulative-effect of adoption of share-based compensation accounting guidance	—	—	232	604	—	836
Adjusted opening balances after adoption of share-based compensation accounting guidance	19,661	9,828	85,036	324,379	(28,867)	390,376
Total comprehensive income	—	—	—	19,312	8,481	27,793
Proceeds from issuance of common stock under stock option plans	93	47	981	—	—	1,028
Share-based compensation	—	—	3,357	—	—	3,357
Shares withheld for taxes under equity compensation plans	(19)	(10)	(1,850)	—	—	(1,860)
Cash dividends declared ($0.78 per share)	—	—	—	(15,385)	—	(15,385)
Balance December 31, 2016	19,735	$9,865	$87,524	$328,306	$(20,386)	$405,309
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
G&K Services, Inc. and Subsidiaries
(Unaudited)

	For the Six Months Ended
	December 31, 2016	December 26, 2015
(In thousands)
Operating Activities:
Net income	$19,312	$34,756
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	18,241	17,242
Non-cash pension settlement charge	6,010	—
Deferred income taxes	3,740	6,183
Share-based compensation	3,604	3,399
Changes in operating items, exclusive of acquisitions and divestitures -
Accounts receivable	(6,607)	(3,758)
Inventory and merchandise in service	(1,699)	(4,168)
Accounts payable	9,530	(2,254)
Other current assets and liabilities	(1,451)	10,357
Other	1,367	(6,109)
Net cash provided by operating activities	52,047	55,648
Investing Activities:
Capital expenditures	(14,980)	(22,933)
Acquisition of business	—	(2,146)
Net cash used for investing activities	(14,980)	(25,079)
Financing Activities:
Repayments of long-term debt	—	(75,168)
(Repayments of) proceeds from revolving credit facilities, net	(14,600)	86,177
Cash dividends paid	(15,385)	(14,797)
Proceeds from issuance of common stock under stock option plans	1,028	731
Repurchase of common stock	—	(15,020)
Shares withheld for taxes under equity compensation plans	(1,860)	(2,992)
Excess tax benefit from share-based compensation	—	1,911
Net cash used for financing activities	(30,817)	(19,158)
Effect of Foreign Exchange Rate Changes on Cash	(665)	(1,197)
Increase in Cash and Cash Equivalents	5,585	10,214
Cash and Cash Equivalents:
Beginning of period	24,279	16,235
End of period	$29,864	$26,449

Supplemental Cash Flow Information:
Cash paid for -
Interest	$3,734	$3,274
Income taxes	$7,371	$1,842
Supplemental Non-cash Investing Information:
Capital expenditures not yet paid and included in accounts payable	$763	$3,031
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

G&K SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation for Interim Financial Statements
The Condensed Consolidated Financial Statements of G&K Services, Inc. (the "Company" or "G&K") as set forth in this quarterly report have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Our accounting policies are described in "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016 ("fiscal year 2016"). Management is responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The Condensed Consolidated Financial Statements included in this document are unaudited but, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position as of December 31, 2016, the results of our operations for the three and six months ended December 31, 2016 and December 26, 2015 and our cash flows for the six months ended and December 31, 2016 and December 26, 2015.
The results of operations for the three and six month periods ended December 31, 2016 and December 26, 2015 are not necessarily indicative of the results to be expected for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes included in our fiscal year 2016 Annual Report on Form 10-K.
Proposed Merger with Cintas Corporation
On August 15, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas Corporation ("Cintas") and Bravo Merger Sub, Inc., a wholly-owned subsidiary of Cintas (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly-owned subsidiary of Cintas. The Merger is subject to customary closing conditions, including, without limitation, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the requisite approval from the Competition Bureau of Canada pursuant to the Competition Act (Canada) being obtained. Our shareholders approved the Merger on November 15, 2016. The Merger is expected to close not later than the second quarter of calendar year 2017. During the three and six months ended December 31, 2016, we incurred costs of $10,067 and $16,123, respectively, related to the Merger for employee-related expenses, professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes. The after-tax effect of these items are $8,754 and $13,491, which represents $0.44 and $0.68 per diluted share, respectively, for the three and six months ended December 31, 2016. See Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements for further details.
Inventory and Merchandise in Service
The components of inventory as of December 31, 2016 and July 2, 2016 are as follows:

	December 31, 2016	July 2, 2016
Raw Materials	$7,507	$6,424
Work in Process	1,305	1,431
Finished Goods	27,713	26,222
Inventory	$36,525	$34,077
Merchandise in service, net	$130,915	$131,801
We review the estimated useful lives of our merchandise in service assets on a periodic basis or when trends in our business indicate that the useful lives for certain products might have changed. The selection of estimated useful lives is a sensitive estimate in which a change in lives could have a material impact on our results of operations. There were no material changes to the estimated periods in which the assets will be in service for the three and six months ended December 31, 2016 and December 26, 2015.

Goodwill
Goodwill by segment is as follows:

	United States	Canada	Total
Balance as of July 2, 2016	$270,045	$54,475	$324,520
Foreign currency translation	—	(2,149)	(2,149)
Balance as of December 31, 2016	$270,045	$52,326	$322,371
2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance to clarify revenue recognition principles, which is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements.

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

In January 2016, the FASB issued updated guidance intended to improve the recognition and measurement of financial instruments. This guidance will be effective for us beginning in the first quarter of fiscal year 2019. We are evaluating the impact, if any, that this new guidance will have on our Consolidated Financial Statements.

In February 2016, the FASB issued updated guidance, which is intended to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us beginning in the first quarter of fiscal year 2020, although early adoption is permitted. We are evaluating the impact, if any, that this new guidance will have on our Consolidated Financial Statements.

In March 2016, the FASB issued updated guidance, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and classification of excess tax benefits and shares withheld for taxes in the statement of cash flows. We adopted this guidance in the first quarter of fiscal year 2017. The adoption of this guidance is expected to increase the volatility of our effective tax rate as the tax benefits and deficiencies related to stock options exercised and restricted stock vestings are recorded as increases and decreases in income tax expense. In addition, these benefits and deficiencies are reflected within operating cash flows rather than being recorded within equity and reflected as a financing cash flow. As part of the adoption of this guidance we have elected to account for forfeitures of share-based awards as they occur. We continue to reflect tax withholding payments made on an employee's behalf for shares withheld for taxes as a financing cash flow in accordance with the new guidance. The cumulative-effect adjustment of these changes on the Condensed Consolidated Balance Sheet as of December 31, 2016 was $604, net of tax, an increase to retained earnings and a decrease to paid-in capital. The impact on the Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2016 was a $204 and $1,027 benefit in income tax expense. Our excess tax benefit is no longer included in the calculation of diluted shares under the treasury stock method, which resulted in an increase of 110,000 shares and 105,000 shares in the weighted average number of diluted shares outstanding for the three and six months ended December 31, 2016, respectively. The election to recognize forfeitures as they occur resulted in an immaterial increase in stock based compensation expense for the three and six months ended December 31, 2016.

In August 2016, the FASB issued updated guidance regarding the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance will be effective for us beginning in the first quarter of fiscal year 2019, although early adoption is permitted. We are evaluating the impact, if any, that this new guidance will have on our Consolidated Statements of Cash Flows.
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
The computations of our basic and diluted earnings per share for the three and six months ended December 31, 2016 and December 26, 2015 are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Net income	$9,262	$18,493	$19,312	$34,756
Less: Income allocable to participating securities	(127)	(271)	(265)	(498)
Net income available to common stockholders	$9,135	$18,222	$19,047	$34,258
Basic earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,465	19,665	19,459	19,696
Basic earnings per common share:
Basic earnings per share	$0.47	$0.93	$0.98	$1.74
Diluted earnings per share (shares in thousands):
Weighted average shares outstanding, basic	19,465	19,665	19,459	19,696
Weighted average effect of non-vested restricted stock grants and assumed exercise of stock options	361	205	351	240
Weighted average shares outstanding, diluted	19,826	19,870	19,810	19,936
Diluted earnings per common share:
Diluted earnings per share	$0.46	$0.92	$0.96	$1.72
We excluded potential common shares related to our outstanding equity compensation grants of 42,000 and 276,000 for the three months ended December 31, 2016 and December 26, 2015, and 34,000 and 204,000 for the six months ended December 31, 2016 and December 26, 2015, respectively, from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive.

4. Other Assets and Other Noncurrent Liabilities
Other assets as of December 31, 2016 and July 2, 2016 include the following:

	December 31, 2016	July 2, 2016
Executive deferred compensation assets	$34,831	$33,080
Cash surrender value of life insurance policies	15,073	14,860
Customer contracts and non-competition agreements, net	2,760	3,464
Derivative financial instruments	784	—
Other assets	5,416	6,658
Less: portion classified as current assets	(2,325)	(3,040)
Total other noncurrent assets	$56,539	$55,022
The customer contracts include the combined value of the written service agreements and the related customer relationship. Customer contracts are amortized over a weighted average life of approximately ten years and are as follows:

	December 31, 2016	July 2, 2016
Customer contracts and non-competition agreements	$14,564	$14,576
Accumulated amortization	(11,804)	(11,112)
Net	$2,760	$3,464
Amortization expense was $346 and $340 for the three months ended December 31, 2016 and December 26, 2015, and $694 and $718 for the six months ended December 31, 2016 and December 26, 2015, respectively. Estimated amortization expense for each of the next five fiscal years based on the intangible assets as of December 31, 2016 is as follows:

2017 remaining	$547
2018	435
2019	216
2020	204
2021	192
Thereafter	1,166
Other noncurrent liabilities as of December 31, 2016 and July 2, 2016 include the following:

	December 31, 2016	July 2, 2016
Multi-employer pension withdrawal liability	$—	$803
Pension plan liability	28,401	32,446
Executive deferred compensation plan liability	34,831	33,080
Supplemental executive retirement plan liability	18,448	18,523
Accrued income taxes	7,389	7,363
Workers' compensation liability	16,169	18,036
Derivative financial instruments	1,147	8,189
Other liabilities	5,894	5,725
Less: Portion classified as current liabilities	(7,895)	(9,739)
Total other noncurrent liabilities	$104,384	$114,426

5. Long-Term Debt
Long-term debt as of December 31, 2016 and July 2, 2016 include the following:

	December 31, 2016	July 2, 2016
Borrowings under Unsecured Revolver	$97,000	$107,600
Borrowings under A/R Line	19,548	23,548
Borrowings under Fixed Rate Notes	100,000	100,000
	216,548	231,148
Less current maturities	(22,000)	—
Total long-term debt	$194,548	$231,148
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
As of December 31, 2016, there was $97,000 outstanding under this revolver. The unused portion of the revolver may be used for general corporate purposes, dividends, working capital needs and to provide up to $45,000 in letters of credit. As of December 31, 2016, we had no letters of credit outstanding under this revolver. As of December 31, 2016, there is a fee of 0.15% of the unused daily balance of this revolver.
As a result of the Merger (see Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements) and the cessation of our share repurchase program, we expect to generate excess cash flow over the next 12 months, which we expect to use to pay down our unsecured revolver. Therefore, $22,000 has been classified as current maturities of long-term debt.
Availability of credit under this revolver requires that we maintain compliance with certain covenants, which are the most restrictive when compared to our other credit facilities. The following table illustrates compliance with regard to the material financial covenants required by the terms of this revolver as of December 31, 2016:

	Required	Actual
Maximum Leverage Ratio (Debt/EBITDA)	3.50	1.42
Minimum Interest Coverage Ratio (EBITDA/Interest Expense)	3.00	24.29
Our maximum leverage ratio and minimum interest coverage ratio covenants are calculated by adding back certain non-cash charges, as defined in this revolver.
Borrowings outstanding as of December 31, 2016 under this revolver bear interest at a weighted average effective rate of 1.78%.
We renewed our $50,000 accounts receivable securitization facility and it is scheduled to expire on September 26, 2017. We intend to refinance these borrowings on or before the expiration date or pay the outstanding balance using our unsecured revolver. There were no material changes to the terms of the facility. Under the terms of the facility, we pay interest at a rate per annum equal to LIBOR plus a margin of 0.75%. The facility is subject to customary fees, including a rate per annum equal to 0.80% for the issuance of letters of credit and 0.26% for any unused portion of the facility. As is customary with transactions of this nature, our eligible accounts receivable are sold to a consolidated subsidiary. As of December 31, 2016, there was $19,548 outstanding under this securitization facility and there were $30,452 of letters of credit outstanding, primarily related to our property and casualty insurance programs. Borrowings outstanding as of December 31, 2016 under this facility bear interest at an average effective rate of 1.37%.
We have $100,000 of fixed rate unsecured senior notes with $50,000 of the notes bearing interest at a fixed interest rate of 3.73% per annum maturing April 15, 2023 and $50,000 of the notes bearing interest at a fixed interest rate of 3.88% per annum maturing on April 15, 2025. Interest on the notes is payable semiannually on April 15 and October 15. As of December 31, 2016, the outstanding balance of the notes was $100,000 at an effective rate of 3.81%.
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
As of December 31, 2016, we held a $75,000 interest rate swap contract which will limit our exposure to interest rate risk and pursuant to which we will pay fixed rates of interest and receive variable rates of interest based on the one-month LIBOR. The 15 year swap contract has an effective interest rate of 2.35%, with a start date of July 1, 2016 and an end date of July 1, 2031 and is a highly effective cash flow hedge. Gains or losses on any ineffectiveness are not expected to be material to any period.
The following table summarizes our derivative financial instrument assets and liabilities and the classification on our Condensed Consolidated Balance Sheets as of December 31, 2016 and July 2, 2016:

	December 31, 2016	July 2, 2016
Derivative financial instruments, assets:
Other noncurrent assets	$784	$—
Total derivative financial instruments, assets	$784	$—

Derivative financial instruments, liabilities:
Accrued expense and other current liabilities	$1,147	$1,387
Other noncurrent liabilities	—	6,802
Total derivative financial instruments, liabilities	$1,147	$8,189
A net gain of $1,053 is deferred in accumulated other comprehensive income as of December 31, 2016, of which a $572 loss is expected to be reclassified to interest expense in the next 12 months.
As of December 31, 2016 and July 2, 2016, all derivative financial instruments were designated as hedging instruments.
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
We do not have any Level 3 assets or liabilities and we did not transfer any items between fair value levels during the first two quarters of fiscal years 2016 or 2017.
The following tables summarize the assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and July 2, 2016:

	As of December 31, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$6,367	$—	$6,367
Equity and fixed income mutual funds	28,464	—	28,464
Cash surrender value of life insurance policies	—	15,073	15,073
Derivative financial instruments	—	784	784
Total assets	$34,831	$15,857	$50,688

Derivative financial instruments	$—	$1,147	$1,147
Total liabilities	$—	$1,147	$1,147

	As of July 2, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Other assets:
Money market mutual funds	$5,681	$—	$5,681
Equity and fixed income mutual funds	27,306	—	27,306
Cash surrender value of life insurance policies	—	14,860	14,860
Total assets	$32,987	$14,860	$47,847

Derivative financial instruments	$—	$8,189	$8,189
Total liabilities	$—	$8,189	$8,189
The cash surrender value of life insurance policies are primarily investments established to fund the obligations of the Company's non-qualified, non-contributory supplemental executive retirement plan (SERP).
The money market, equity and fixed income mutual funds are investments established to fund the Company's non-qualified deferred compensation plan. The Company classifies these investments as trading securities, and, as a result, unrealized gains and losses are included in earnings. Changes in the deferred compensation liability as a result of the changes in the fair value of investments are also included in earnings, resulting in no impact to net income.

The following tables summarize the fair value of financial assets and liabilities recorded at historical cost as of December 31, 2016 and July 2, 2016:

	As of December 31, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$29,864	$—	$29,864
Total assets	$29,864	$—	$29,864
Current maturities of long-term debt	$—	$22,000	$22,000
Long-term debt, net of current maturities	—	193,677	193,677
Total liabilities	$—	$215,677	$215,677

	As of July 2, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Total
Cash and cash equivalents	$24,279	$—	$24,279
Total assets	$24,279	$—	$24,279
Long-term debt, net of current maturities	$—	$236,568	$236,568
Total liabilities	$—	$236,568	$236,568
8. Employee Benefit Plans
Defined Benefit Pension Plan
On December 31, 2006, we froze our pension and SERP plans for all participants.
The components of net periodic pension cost for these plans for the three and six month periods ended December 31, 2016 and December 26, 2015 are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Interest cost	$819	$943	$136	$148
Expected return on assets	(789)	(1,068)	—	—
Amortization of net loss	635	608	117	60
Net periodic benefit cost	$665	$483	$253	$208

	Pension Plan		SERP
	Six Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Interest cost	$1,666	$1,886	$272	$296
Expected return on assets	(1,649)	(2,136)	—	—
Amortization of net loss	1,350	1,216	234	120
Loss on pension settlement	6,010	—	—	—
Net periodic benefit cost	$7,377	$966	$506	$416
During the first six months of fiscal year 2017, we contributed approximately $180 to the pension plans.
In the fourth quarter of fiscal year 2016, in an effort to continue to reduce the risk in the Company's noncontributory defined benefit pension plan (the "Pension Plan"), we announced a voluntary, limited-time opportunity to former employees who were vested participants in the Pension Plan to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election between May 16, 2016 and July 15, 2016, with payments being made on or before August 31, 2016. All payments were made from the Pension Plan trust assets. The target population had a total liability of $34,200 as of July 2, 2016. Based upon the participation rate of eligible participants, the amount of total payments was $17,281 and resulted in a plan remeasurement and the recognition of a $6,010 settlement loss, or $0.19 per share, related to the pro-rata portion of the unamortized net actuarial loss which was recognized in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2016.
Multi-Employer Pension Plans
During the first quarter of fiscal year 2017, we made an $813 settlement payment related to a union sponsored multi-employer pension plan ("MEPP"). Following this payment, we no longer have any liabilities for MEPPs and we no longer participate in any MEPPs in the United States as of December 31, 2016.
9. Income Taxes
Our effective tax rate increased to 45.4% in the six months ended December 31, 2016 from 38.0% in the six months ended December 26, 2015. The current period tax rate is higher than the prior year period due to $10,600 of non-deductible expenses associated with the Merger (see Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements). This additional tax expense was partially offset by a tax benefit of $1,027 related to the adoption of new equity compensation accounting rules (see Note 2, "New Accounting Pronouncements," of Notes to the Condensed Consolidated Financial Statements).
10. Stockholders' Equity
Share Repurchase Program
As of December 31, 2016, we had a $275,000 share repurchase program. For the three and six months ended December 31, 2016 we did not repurchase any shares under this repurchase program. For the three and six months ended December 26, 2015 we repurchased 137,158 and 223,354 shares in open market transactions totaling $9,138 and $15,020, respectively. As of December 31, 2016, we had $94,043 remaining under this program. As a result of the Merger, we have suspended additional share repurchases under the repurchase program.
Share-Based Compensation
Compensation cost for share-based compensation plans is recognized on a straight-line basis over the requisite service period of the award and forfeitures are accounted for as they occur. We grant share-based awards, primarily consisting of restricted stock and options to purchase our common stock. Stock options are granted to employees and directors for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. Share-based compensation is recognized in the Condensed Consolidated Statements of Operations and was $1,749 and $1,458 for the three months ended December 31, 2016 and December 26, 2015, respectively, and $3,604 and $3,399 for the six months ended December 31, 2016 and December 26, 2015. As share-based compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from the exercise of stock options or release of restrictions on the restricted stock. At the time share-based awards are exercised or canceled, or they expire or restrictions lapse, we recognize adjustments to income tax expense. No amount of share-based compensation expense was capitalized during the periods presented. The number of options exercised and restricted stock vested since July 2, 2016 was 124,000 shares.
11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended December 31, 2016 and December 26, 2015 are as follows:

	Three Months Ended December 31, 2016
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at October 1, 2016	$1,947	$(22,190)	$(4,067)	$(24,310)
Other comprehensive income (loss) before reclassifications	(1,672)	—	4,877	3,205
Reclassifications from net accumulated other comprehensive income	—	477	242	719
Net current period other comprehensive income (loss)	(1,672)	477	5,119	3,924
Accumulated other comprehensive income (loss) at December 31, 2016	$275	$(21,713)	$1,052	$(20,386)

	Six Months Ended December 31, 2016
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at July 2, 2016	$3,963	$(28,929)	$(3,901)	$(28,867)
Other comprehensive income (loss) before reclassifications	(3,688)	2,447	4,536	3,295
Reclassifications from net accumulated other comprehensive income	—	4,769	417	5,186
Net current period other comprehensive income (loss)	(3,688)	7,216	4,953	8,481
Accumulated other comprehensive income (loss) at December 31, 2016	$275	$(21,713)	$1,052	$(20,386)

	Three Months Ended December 26, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at September 26, 2015	$1,490	$(20,849)	$1,482	$(17,877)
Other comprehensive loss before reclassifications	(3,860)	—	(613)	(4,473)
Reclassifications from net accumulated other comprehensive income (loss)	—	422	(37)	385
Net current period other comprehensive income (loss)	(3,860)	422	(650)	(4,088)
Accumulated other comprehensive income (loss) at December 26, 2015	$(2,370)	$(20,427)	$832	$(21,965)

	Six Months Ended December 26, 2015
	Foreign currency translation adjustment	Pension benefit liabilities	Derivative financial instruments	Total
Accumulated other comprehensive income (loss) at June 27, 2015	$7,914	$(21,272)	$4,414	$(8,944)
Other comprehensive loss before reclassifications	(10,284)	—	(3,512)	(13,796)
Reclassifications from net accumulated other comprehensive income (loss)	—	845	(70)	775
Net current period other comprehensive income (loss)	(10,284)	845	(3,582)	(13,021)
Accumulated other comprehensive income (loss) at December 26, 2015	$(2,370)	$(20,427)	$832	$(21,965)

Amounts reclassified from accumulated other comprehensive income (loss) to net income for the three and six months ended December 31, 2016 and December 26, 2015 are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Loss (gain) on derivative financial instruments:
Interest rate swap contracts (a)	$386	$(58)	$675	$(111)
Tax (benefit) expense	(144)	21	(258)	41
Total, net of tax	242	(37)	417	(70)
Pension benefit liabilities:
Amortization of net loss (b)	762	676	1,604	1,353
Loss on pension settlement (c)	—	—	6,010	—
Tax benefit	(285)	(254)	(2,845)	(508)
Total, net of tax	477	422	4,769	845
Total amounts reclassified, net of tax	$719	$385	$5,186	$775

(a) Included in interest expense.
(b) Included in the computation of net periodic pension cost, which is included in cost of rental and direct sale and selling and administrative.
(c) Included in selling and administrative.
Income tax (expense) benefit for each component of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Foreign currency translation adjustments	$1,123	$219	$557	$1,699
Change in pension benefit liabilities	(285)	(254)	(4,303)	(508)
Derivative financial instruments unrecognized gain (loss)	(2,894)	365	(2,703)	2,092
Reclassification of derivative financial instruments loss (gain) to net income	(144)	21	(258)	41
Income tax (expense) benefit	$(2,200)	$351	$(6,707)	$3,324
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

In particular, we have three projects nearing completion, which we expect will be completed within previously established reserves. We also have four other projects on which we are currently working and we expect these will be completed within previously established reserves. Historically, we have borne our property remediation costs as part of our ongoing operations. As part of the second set of projects mentioned above, in the fourth quarter of fiscal year 2015, we determined it was likely that the parties that are contractually obligated to remediate contamination resulting from prior use of perchloroethylene, or PCE, and other contaminants at three of our previously purchased locations would not be able to continue to meet these obligations because of their respective financial condition. These acquisitions date as far back as the 1970s; the most recent one was in 2007. As a result of the foregoing, as of December 31, 2016 and July 2, 2016, we had remediation-related reserves of approximately $3,176 and $3,607, respectively, related to these matters. The expense for these matters was not material for the three and six months ended December 31, 2016 and December 26, 2015.

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
We have had an ongoing dispute with Talent Creation, a Chinese supplier for our former GKdirect managed uniform business. We divested our GKdirect managed uniform business in December 2013. The dispute revolved around the 2010 termination of the parties' agreement.  The dispute was submitted to arbitration, and in April 2016, the arbitrator issued an order awarding approximately $1,300 to Talent Creation, consisting of raw material costs, post-termination warehousing costs and awards for violations of non-compete and non-solicitation provisions in the parties' contract. We filed our petition to vacate the award with the U.S. District Court for the Southern District of Ohio in May 2016, after which Talent Creation filed a cross petition to confirm the award. Briefing on the cross motions concluded in September 2016.  We believe the liability established for this matter will cover the court of appeals' decision and believe that the possibility of a material adverse effect on our results of operations or financial condition is remote.
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
We evaluate performance based on income from operations. Financial information by segment for the three and six month periods ended December 31, 2016 and December 26, 2015 is as follows:

For the Three Months Ended	United States	Canada	Elimination	Total
December 31, 2016
Revenue	$210,197	$33,948	$—	$244,145
Income from operations	16,576	4,237	—	20,813
Total assets	892,571	140,328	(108,451)	924,448
Depreciation and amortization expense	8,297	888	—	9,185
December 26, 2015
Revenue	$209,438	$33,622	$—	$243,060
Income from operations	27,266	4,218	—	31,484
Total assets	895,841	125,028	(97,023)	923,846
Depreciation and amortization expense	7,931	855	—	8,786

For the Six Months Ended	United States	Canada	Elimination	Total
December 31, 2016
Revenue	$418,368	$66,797	$—	$485,165
Income from operations	31,004	8,410	—	39,414
Total assets	892,571	140,328	(108,451)	924,448
Depreciation and amortization expense	16,410	1,831	—	18,241
December 26, 2015
Revenue	$414,490	$65,741	$—	$480,231
Income from operations	51,191	8,171	—	59,362
Total assets	895,841	125,028	(97,023)	923,846
Depreciation and amortization expense	15,536	1,706	—	17,242

14. Proposed Merger with Cintas Corporation

On August 15, 2016, we entered into the Merger Agreement with Cintas and Merger Sub, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Merger will be consummated. As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly-owned subsidiary of Cintas. The Merger is subject to customary closing conditions, including, without limitation, the expiration or termination of the applicable waiting periods under the HSR Act, and the requisite approval from the Competition Bureau of Canada pursuant to the Competition Act (Canada) being obtained. Our shareholders approved the Merger on November 15, 2016. The Merger is expected to close not later than the second quarter of calendar year 2017.
Pursuant to the Merger Agreement, upon the consummation of the Merger (the “Effective Time”), each share of common stock of the Company (“Class A Common Stock”), issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by the Company or any direct or indirect wholly-owned subsidiary of the Company or Cintas, Merger Sub or any other direct or indirect wholly-owned subsidiary of Cintas) will be converted into the right to receive $97.50 in cash. The Merger Agreement contains customary representations and warranties and covenants that we must observe, including certain interim operating covenants that may restrict our operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of our compensation arrangements will be triggered at the Effective Time. In addition, the Merger Agreement also contains certain termination rights that may require us to pay Cintas a $60,000 termination fee, or Cintas to pay us a $100,000 termination fee. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2016.
During the three and six months ended December 31, 2016, we incurred costs of $10,067 and $16,123, respectively, related to the Merger for employee-related expenses, professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes. The after-tax effects of these items are $8,754 and $13,491, which represents $0.44 per diluted share and $0.68 per diluted share, respectively, for the three and six months ended December 31, 2016.
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
On October 12, 2016, each of the Company and Cintas received a supplementary information request, commonly referred to as a SIR, from the Competition Bureau of Canada, pursuant to the Competition Act (Canada), in connection with the Merger. A SIR is part of the prescribed process for the Competition Bureau's review of proposed transactions in Canada and has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after compliance by the Company and Cintas with the SIR, unless the waiting period is extended voluntarily by the parties or terminated sooner by the Competition Bureau of Canada.
Litigation Related to the Merger
On September 26, 2016, a putative shareholder class action lawsuit, captioned Klein v. G&K Services, Incorporated, et al., Civil Action No. 16-cv-03198 (DWF) (KMM), was filed in the United States District Court for the District of Minnesota, against the Company and the members of the Company's Board of Directors. The complaint asserted claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleged, among other things, that the Company’s proxy statement contained false and misleading statements and/or omitted material information. The complaint sought, among other things, injunctive relief preventing consumption of the Merger, monetary damages and an award of attorneys’ fees and expenses. On October 28, 2016, the Company filed a Form 8-K with the SEC making supplemental disclosures to the Company’s definitive proxy statement filed with the SEC on September 29, 2016. On October 28, 2016, the parties filed a stipulation, and the court entered an order, dismissing this action with prejudice as to the named plaintiff and without prejudice as to all other putative class members.

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
We operate our business by executing a business strategy called our Game Plan, which is focused on delivering superior customer service and a commitment to operational excellence. Our Game Plan has four elements:
1. Keep our customer promise
2. Accelerate focused growth
3. Drive operational excellence, and
4. Strengthen our high performing team
Since inception, our execution of this strategy has led to significant improvement in our business performance and financial results, including solid organic revenue growth, expanded operating margins, and strong cash flows.
We use several financial metrics to measure the progress of our strategy. Our primary focus is on improving profitability, which we measure using operating income margin, and return on invested capital ("ROIC"), which we define as annualized adjusted income from operations after tax, divided by the sum of total debt less cash plus stockholders’ equity. We are also focused on driving revenue growth, measured primarily using the organic growth rate, which is calculated using revenue, adjusted to exclude the effects of foreign currency exchange rate changes, acquisitions and divestitures. Finally, we strive to maximize cash flow provided by operating activities.
Our operating results are affected by the volatility in key input costs, especially cotton, polyester, crude oil and foreign currency exchange rates, which may contribute to significant changes in merchandise, labor and energy costs.
Proposed Merger with Cintas Corporation
On August 15, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas Corporation ("Cintas") and Bravo Merger Sub, Inc., a wholly-owned subsidiary of Cintas (“Merger Sub”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly-owned subsidiary of Cintas. The Merger is subject to customary closing conditions, including, without limitation, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the requisite approval from the Competition Bureau of Canada pursuant to the Competition Act (Canada) being obtained. Our shareholders approved the Merger on November 15, 2016. The Merger is expected to close not later than the second quarter of calendar year 2017.
Pursuant to the Merger Agreement, upon the consummation of the Merger (the “Effective Time”), each share of common stock of the Company (“Class A Common Stock”), issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by the Company or any direct or indirect wholly-owned subsidiary of the Company or Cintas, Merger Sub or any other direct or indirect wholly-owned subsidiary of Cintas) will be converted into the right to receive $97.50 in cash. The Merger Agreement contains customary representations and warranties and covenants that we must observe, including certain interim operating covenants that may restrict our operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of our compensation arrangements will be triggered at the Effective Time. In addition, the Merger Agreement also contains certain termination rights that may require us to pay Cintas a $60 million termination fee, or Cintas to pay us a $100 million termination fee. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2016.
During the three and six months ended December 31, 2016, we incurred costs of $10.1 million and $16.1 million, respectively, related to the Merger for employee-related expenses, professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes. The after-tax effects of these items are $8.8 million and $13.5 million, which represents $0.44 per diluted share and $0.68 per diluted share, respectively, for the three and six months ended December 31, 2016.

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

Results of Operations
The percentage relationships to revenue of certain income and expense items for the three and six month periods ended December 31, 2016 and December 26, 2015, and the percentage changes in these income and expense items between periods are presented in the following table:

	Three Months Ended		Six Months Ended		Percentage Change
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015	Three Months FY 2017 vs. FY 2016	Six Months FY 2017 vs. FY 2016
Rental and direct sale revenue	100.0%	100.0%	100.0%	100.0%	0.4%	1.0%

Cost of rental and direct sale revenue	65.2	65.8	65.3	65.8	(0.5)	0.2
Gross margin	34.8	34.2	34.7	34.2	2.3	2.7
Pension settlement charge	—	—	1.2	—	—	100.0
Merger-related expenses	4.1	—	3.3	—	100.0	100.0
Selling and administrative	22.2	21.2	22.1	21.8	4.8	2.2
Income from operations	8.5	13.0	8.1	12.4	(33.9)	(33.6)
Interest expense	0.8	0.7	0.8	0.7	24.7	22.6
Income before income taxes	7.7	12.3	7.3	11.7	(37.1)	(36.9)
Provision for income taxes	3.9	4.7	3.3	4.4	(16.3)	(24.6)
Net income	3.8%	7.6%	4.0%	7.2%	(49.9)%	(44.4)%
Three months ended December 31, 2016 compared to three months ended December 26, 2015
Rental and Direct Sale Revenue. Total revenues in the second quarter of fiscal year 2017 increased $1.0 million, or 0.4%, to $244.1 million from $243.1 million in the second quarter of fiscal year 2016. Our organic growth rate was 0.4% and was driven by pricing and increased merchandise recovery billings, partially offset by lower new account sales and the negative impact of lost uniform wearers at existing customers, including as a result of the pendency of the Merger. The Canadian exchange rate was relatively consistent with the previous year and there were no new acquisitions. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue more accurately reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations. A reconciliation of our organic growth rate to total revenue growth rate is provided in the table below.

	Three Months Ended
	December 31, 2016	December 26, 2015
Organic growth rate	0.4%	4.7%
Impact of foreign currency exchange rate changes	—	(2.5)
Acquisitions and other changes	—	0.2
Total revenue growth rate	0.4%	2.4%
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, decreased 0.5% to $159.2 million in the second quarter of fiscal year 2017 from $160.0 million in the same period of fiscal year 2016. Our gross margin increased 60 basis points from 34.2% to 34.8% driven by lower merchandise costs, employee health costs and workers' compensation costs. These improvements were partially offset by higher vehicle repair expenses.
Merger-related expenses. See Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements for details related to the Merger.
Selling and Administrative. Selling and administrative expenses increased 4.8% to $54.0 million in the second quarter of fiscal year 2017 from $51.5 million in the same period of fiscal year 2016. As a percentage of total revenue, selling and administrative expenses increased 100 basis points to 22.2% in the second quarter of fiscal year 2017 from 21.2% in the second quarter of fiscal year 2016. This increase was primarily due to higher pension and bad debt expense and an increase in technology-related spending, partially offset by a decrease in staffing levels related to increased turnover as the result of the Merger.
Income from Operations. The following is a summary of income from operations for each operating segment's income from operations (in thousands):

	Three Months Ended
	December 31, 2016	December 26, 2015	Change
United States	$16,576	$27,266	$(10,690)
Canada	4,237	4,218	19
Total	$20,813	$31,484	$(10,671)
United States. Income from operations decreased $10.7 million to $16.6 million in the second quarter of fiscal year 2017 from $27.3 million in the same period of fiscal year 2016. The current year operating income was reduced by $10.1 million for Merger-related costs. Excluding this item, income from operations decreased $0.6 million. The decrease was primarily driven by higher pension and bad debt expense, an increase in technology-related spending and vehicle repair costs. These unfavorable items were partially offset by lower merchandise, employee health care, workers' compensation costs and a decrease in staffing levels related to increased turnover as the result of the Merger.
Canada. Income from operations remained flat in the second quarter of fiscal year 2017 compared to the same period of fiscal year 2016. The slight increase was driven by additional income from increased revenue and lower production and delivery labor expenses, partially offset by higher selling costs and production supplies and increased corporate cost allocations.
Interest Expense. Interest expense was $2.1 million in the second quarter of fiscal year 2017 and $1.7 million in the same period of fiscal year 2016. Increased interest expense was primarily driven by an increase in the average effective interest rate, primarily due to our 15 year interest rate swap that became effective in the first quarter of fiscal year 2017. This unfavorable variance was partially offset by a decrease in our average outstanding debt balance.
Provision for Income Taxes. Our effective tax rate increased to 50.6% in the second quarter of fiscal year 2017 from 38.0% in the same period of fiscal year 2016. The current period tax rate is higher than the prior year period due to $6.8 million of non-deductible expenses associated with the Merger (see Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements). This additional tax expense was partially offset by a tax benefit of $0.2 million related to the adoption of new equity compensation accounting rules (see Note 2, "New Accounting Pronouncements," of Notes to the Condensed Consolidated Financial Statements).
Six months ended December 31, 2016 compared to Six months ended December 26, 2015
Rental and Direct Sale Revenue. Total revenue in the first six months of fiscal year 2017 increased $5.0 million, or 1.0%, to $485.2 million from $480.2 million in the first six months of fiscal year 2016. Our organic growth rate was 1.0% and was driven by pricing and increased merchandise recovery billings in the first six months of fiscal year 2017, offset by the negative impact of lost uniform wearers at existing customers, including as a result of the pendency of the Merger. The Canadian exchange rate was relatively consistent with the previous year and there were no new acquisitions. Our organic growth rate is calculated using rental and direct sale revenue, adjusted to exclude the impact of foreign currency exchange rate changes, divestitures and acquisitions. We believe that the organic revenue reflects the growth of our existing business and is, therefore, useful in analyzing our financial condition and results of operations. A reconciliation of our organic growth rate to total revenue growth rate is provided in the table below.

	Six Months Ended
	December 31, 2016	December 26, 2015
Organic growth rate	1.0%	5.1%
Impact of foreign currency exchange rate changes	—	(2.6)
Acquisitions and other changes	—	0.2
Total revenue growth rate	1.0%	2.7%
Cost of Rental and Direct Sale Revenue. Cost of rental and direct sale revenue, which includes merchandise, production, delivery and cost of direct sale expenses, increased 0.2% to $316.6 million in the first six months of fiscal year 2017 from $316.1 million in the same period of fiscal year 2016. Our gross margin improved 50 basis points from 34.2% to 34.7% primarily driven by lower merchandise costs, energy costs, employee health costs and workers' compensation costs. These improvements were partially offset by higher vehicle repair expenses and lower margins on direct sales.

Pension settlement charge. See Note 8, "Employee Benefit Plans," of Notes to the Condensed Consolidated Financial Statements for details of the pension settlement during the fiscal year 2017.
Selling and Administrative. Selling and administrative expenses increased 2.2% to $107.0 million in the first six months of fiscal year 2017 from $104.8 million in the same period of fiscal year 2016. As a percentage of total revenue, selling and administrative expenses increased 30 basis points to 22.1% in the first six months of fiscal year 2017 from 21.8% in the first six months of fiscal year 2016. The increase as a percentage of revenue was primarily due to higher pension and depreciation expense and increased reserves for a litigation matter (see Note 12, "Contingent Liabilities," of Notes to the Condensed Consolidated Financial Statements). These unfavorable items were partially offset by lower general liability insurance costs and a decrease in staffing levels related to increased turnover as the result of the Merger.
Income from Operations. The following is a summary of each operating segment's income from operations (in thousands):

	Six Months Ended
	December 31, 2016	December 26, 2015	Change
United States	$31,004	$51,191	$(20,187)
Canada	8,410	8,171	239
Total	$39,414	$59,362	$(19,948)
United States. Income from operations decreased $20.2 million to $31.0 million in the first six months of fiscal year 2017 from $51.2 million in the same period of fiscal year 2016. The current year operating income was reduced by $6.0 million associated with a pension settlement charge and $16.1 million for Merger-related costs. Excluding these items, income from operations increased $1.9 million. The increase was primarily driven by additional income from increased revenue, lower merchandise, employee health care costs, workers' compensation costs and energy costs. These favorable items were partially offset by higher depreciation, vehicle repair and pension costs.
Canada. Income from operations increased $0.2 million in the first six months of fiscal year 2017 compared to the same period of fiscal year 2016. The increase was primarily driven by additional income from increased revenue and lower delivery labor and energy expenses. These favorable items were partially offset by higher workers' compensation expense, depreciation expense and increased corporate cost allocations.
Interest Expense. Interest expense was $4.0 million in the first six months of fiscal year 2017, an increase from the $3.3 million reported in the same period of fiscal year 2016. Increased interest expense was primarily driven by an increase in the average effective interest rate, primarily due to our 15 year interest rate swap that became effective in the first quarter of fiscal year 2017. This unfavorable variance was partially offset by a decrease in our average outstanding debt balance.
Provision for Income Taxes. Our effective tax rate increased to 45.4% in the first six months of fiscal year 2017 from 38.0% in the same period of fiscal year 2016. The current period tax rate is higher than the prior year period due to $10.6 million of non-deductible expenses associated with the Merger (see Note 14, "Proposed Merger with Cintas Corporation," of Notes to the Condensed Consolidated Financial Statements). This additional tax expense was partially offset by a tax benefit of $1.0 million related to the adoption of new equity compensation accounting rules (see Note 2, "New Accounting Pronouncements," of Notes to the Condensed Consolidated Financial Statements).
Liquidity, Capital Resources and Financial Condition

Financial Condition. Our financial condition is strong. In assessing our financial condition, we primarily consider working capital, cash flows provided by operations, capital expenditures, and debt service obligations. We continue to fund our operations through a combination of cash flows provided by operations and debt financing. Subject to the terms of the Merger Agreement, we believe we have sufficient access to capital markets to fund our operations.
Our primary sources of cash are net cash flows from operations and borrowings under our credit facilities. Primary uses of cash are working capital needs, capital expenditures, dividends, payments on indebtedness and general corporate purposes.

Adjusted Working Capital

	For the Period Ended
	December 31, 2016	July 2, 2016	Change
Accounts receivable, net	$108,700	$102,657	$6,043
Inventory	36,525	34,077	2,448
Merchandise in service, net	130,915	131,801	(886)
Accounts payable	(53,149)	(44,792)	(8,357)
Adjusted working capital	$222,991	$223,743	$(752)
Adjusted working capital at December 31, 2016 was $223.0 million, a $0.8 million decrease from $223.7 million at July 2, 2016. The decrease in adjusted working capital was primarily due to an increase in accounts payable resulting from Merger-related expenses offset by an increase in accounts receivable primarily due to the timing of cash receipts at quarter end and the timing of new inventory purchases.
Operating Activities. Net cash provided by operating activities decreased $3.6 million to $52.0 million in the first six months of fiscal year 2017 from $55.6 million in the same period of fiscal year 2016. The decrease was primarily due to lower net income, lower collections of accounts receivable due to the timing of cash receipts and higher tax payments, partially offset by improved utilization of merchandise in service and an increase in accounts payable.
Investing Activities. Net cash used for investing activities was $15.0 million in the first six months of fiscal year 2017 compared to $25.1 million in the same period of fiscal year 2016. The decrease was primarily due to a decrease in capital expenditures resulting from the completion of certain technology and capacity expansion initiatives in prior periods. In addition, fiscal year 2016 included payments related to a small acquisition.
Financing Activities. Cash used by financing activities was $30.8 million in the first six months of fiscal year 2017 compared to $19.2 million in the same period of fiscal year 2016. The change was primarily due to fiscal year 2017 repayments of our revolving credit facility, offset by a reduction in repurchases of our common stock. Fiscal year 2016 included borrowings under our revolving credit facility to fund the repayment of long-term debt.
See Note 5, "Long-Term Debt," of Notes to the Condensed Consolidated Financial Statements for details of our long-term debt.
The unsecured revolver, asset securitization facility, fixed rate notes and variable rate notes contain various restrictive covenants that, among other matters, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. These debt arrangements also contain customary representations, warranties, covenants and indemnifications. At December 31, 2016, we were in compliance with all debt covenants and we believe only a material adverse change in our financial performance and condition could result in a potential event of default under the covenants associated with our debt agreements. In the unlikely situation that an event of default would be imminent, we believe that we would be able to successfully negotiate amended covenants or obtain waivers; however, certain financial concessions might be required. Our results of operations and financial condition could be adversely affected if amended covenants or waivers on acceptable terms could not be successfully negotiated.
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
As of December 31, 2016, we had approximately $253.0 million of available capacity under our revolving credit agreement. We anticipate that our cash flows provided by operations and available capacity under our credit facilities will be sufficient to satisfy our cash commitments and capital requirements for fiscal year 2017. We may utilize borrowings under the revolving credit facility to supplement our cash requirements from time to time. Investing in our business, including capital expenditures, is our top priority for capital deployment. Accordingly, in fiscal year 2016 we invested $45 million in capital expenditures and expect to invest approximately $30 million during fiscal year 2017. Capital expenditures have been made to sustain our facilities and equipment and improve workplace safety. As a result of the Merger, we expect reduced capital expenditures during fiscal year 2017, as compared to fiscal year 2016, due to decreased investment in capacity expansion and technology.

Off Balance Sheet Arrangements
At December 31, 2016, we had approximately $30.5 million of stand-by letters of credit that were issued and outstanding, primarily in connection with our property and casualty insurance programs. No amounts have been drawn upon these letters of credit.
Pension Obligations
Pension expense is recognized on an accrual basis over the employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plan of $0.7 million and $0.5 million for the three months ended December 31, 2016 and December 26, 2015, and $7.4 million and $1.0 million for the six months ended December 31, 2016 and December 26, 2015, respectively. Pension expense in the first six months of fiscal year 2017 included a $6.0 million settlement loss, as described below.
On December 31, 2006, we froze our defined benefit pension plan and related supplemental executive retirement plan for all participants. Future growth in benefits has not occurred beyond this date.
In the fourth quarter of fiscal year 2016, in an effort to continue to reduce the risk in the Company's noncontributory defined benefit pension plan (the "Pension Plan"), we announced a voluntary, limited-time opportunity to former employees who were vested participants in the Pension Plan to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wished to receive the lump sum payment were required to make an election between May 16, 2016 and July 15, 2016, with payments being made on or before August 31, 2016. All payments were made from the Pension Plan trust assets. The target population had a total liability of $34.2 million as of July 2, 2016. Based upon the participation rate of eligible participants, the amount of total payments were $17.3 million and resulted in a plan remeasurement and the recognition of a $6.0 million settlement loss, or $0.19 per share, related to the pro-rata portion of the unamortized net actuarial loss which was recognized in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2016.
Multi-Employer Pension Plans
During the first quarter of fiscal year 2017, we made an $0.8 million settlement payment related to a union sponsored multi-employer pension plan ("MEPP"). Following this payment, we no longer have any liabilities for MEPPs and we no longer participate in any MEPPs in the United States as of December 31, 2016.
Litigation
We are involved in a variety of legal actions relating to personal injury, employment, environmental and other legal matters that arise in the normal course of business. In addition, we are party to certain additional legal matters described in "Part II Item 1. Legal Proceedings" of this report.
Cautionary Statements Regarding Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the potential timing or consummation of the Merger or the anticipated benefits thereof, including, without limitation, future financial and operating results. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon our current expectations and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report on Form 10-Q. Factors that may cause such a difference include, but are not limited to, risks and uncertainties related to (i) the ability to obtain shareholder and regulatory approvals, or the possibility that they may delay the Merger or that such regulatory approval may result in the imposition of conditions that could cause the parties to abandon the Merger, (ii) the risk that a condition to closing of the Merger may not be satisfied, (iii) the ability of the Company and Cintas to integrate their businesses successfully and to achieve anticipated cost savings and other synergies, (iv) the possibility that other anticipated benefits of the Merger will not be realized, including, without limitation, anticipated revenues, expenses, earnings and other financial results, and growth and expansion of the new combined company’s operations, and the anticipated tax treatment, (v) potential litigation relating to the Merger that could be instituted against the Company or Cintas or their respective directors, (vi) possible disruptions from the Merger that could harm the Company’s or Cintas’ business, including current plans and operations, (vii) the ability of the Company or Cintas to retain, attract and hire key personnel, (viii) potential adverse reactions or changes to relationships with clients, employees, suppliers or other parties resulting from the announcement or completion of the Merger, (ix) potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect the Company’s and/or Cintas’ financial performance, (x) certain restrictions during the pendency of the Merger that may impact the Company’s and/or Cintas’ ability to pursue certain business opportunities or strategic transactions, (xi) continued availability of capital and financing and rating agency actions, (xii) legislative, regulatory and economic developments and (xiii) unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as management’s response to any of the aforementioned factors.
These risks, as well as other risks associated with the Merger, are more fully discussed in the Company's Form 10-K for the year ended July 2, 2016, the definitive proxy statement filed on Schedule 14A on September 29, 2016 and in Item 1A to this Form 10-Q. While the list of factors presented here is, and the list of factors presented in other documents the Company has filed with the Securities and Exchange Commission are, considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s or Cintas’ consolidated financial condition, results of operations, credit rating or liquidity. Neither the Company nor Cintas undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates. We use financial instruments, such as interest rate swap agreements, to manage interest rate risk on our variable rate debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount. Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The estimated exposure considers the mitigating effects of interest rate swap agreements outstanding at December 31, 2016 on the change in the cost of variable rate debt. The current fair market value of all outstanding derivative contracts at December 31, 2016 was an unrealized loss of $0.4 million.
A sensitivity analysis was performed, using two scenarios, to measure our interest rate risk over a one-year period to changes in market interest rates for variable rate debt that was not modified by interest rate swaps. As of December 31, 2016, this debt amount was $41.5 million. In one scenario we measured the sensitivity to interest expense with an immediate 50 basis point change in market interest rates and in the other scenario the impact of a 50 basis point change distributed evenly throughout the year. The annual expense for our variable rate debt is $0.7 million. The scenario with an immediate 50 basis point change would increase or decrease forecasted interest by $0.2 million or 30.6%. The scenario that distributes the 50 basis point change would increase or decrease interest expense by $0.1 million or 19.3%.
For additional information regarding our debt see Note 5, "Long-Term Debt," of Notes to the Condensed Consolidated Financial Statements as well as the Liquidity, Capital Resources and Financial Condition section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Energy Cost Risk
We are subject to market risk exposure related to changes in energy costs. To manage this risk, from time to time we have utilized derivative financial instruments to mitigate the impact of motor fuel cost volatility on our future financial results. As of December 31, 2016 we have no outstanding derivative financial instruments related to motor fuels.
We performed an analysis to measure the sensitivity of our energy costs to changes in the prices of motor fuels. The analysis used motor fuel prices at December 31, 2016 and forecasted purchases over the next 12 months. For each one percentage point increase or decrease in motor fuel prices under these assumptions, our motor fuel costs would change by approximately $0.1 million.
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
On September 26, 2016, a putative shareholder class action lawsuit, captioned Klein v. G&K Services, Incorporated, et al., Civil Action No. 16-cv-03198 (DWF) (KMM), was filed in the United States District Court for the District of Minnesota, against the Company and the members of the Company's Board of Directors. The complaint asserted claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleged, among other things, that the Company’s proxy statement contained false and misleading statements and/or omitted material information. The complaint sought, among other things, injunctive relief preventing consumption of the Merger, monetary damages and an award of attorneys’ fees and expenses. On October 28, 2016, the Company filed a Form 8-K with the SEC making supplemental disclosures to the Company’s definitive proxy statement filed with the SEC on September 29, 2016. On October 28, 2016, the parties filed a stipulation, and the court entered an order, dismissing this action with prejudice as to the named plaintiff and without prejudice as to all other putative class members.
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
In connection with the Merger, each of the Company and Cintas received a second request under the HSR Act and a supplementary information request under the Competition Act (Canada). See Note 14, "Proposed Merger with Cintas Corporation" of Notes to the Condensed Consolidated Financial Statements.
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
Other than as noted below, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 2, 2016.

RISKS RELATED TO MERGER
Our Merger may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the Merger could adversely affect our business, financial results and stock price.
On August 16, 2016, we announced that we entered into the Merger Agreement with Cintas and Merger Sub, which provides that Cintas will acquire all of our outstanding shares of Class A common stock (subject to certain exceptions) at a price of $97.50 per share in cash. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Cintas. The Merger is subject to a number of customary closing conditions set forth in the Merger Agreement that are not within our control, including, without limitation, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the requisite approval from the Competition Bureau of Canada pursuant to the Competition Act (Canada) being obtained. We can provide no assurance as to when, or if, the conditions to the closing of the Merger will be satisfied or waived, that other events will not intervene to delay or result in the termination of the Merger, or that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. Our shareholders approved the Merger on November 15, 2016.
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
On October 12, 2016, each of the Company and Cintas received a supplementary information request, commonly referred to as a SIR, from the Competition Bureau of Canada, pursuant to the Competition Act (Canada), in connection with the Merger. A SIR is part of the prescribed process for the Competition Bureau's review of proposed transactions in Canada. The SIR has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after compliance by the Company and Cintas with the SIR, unless the waiting period is extended voluntarily by the parties or terminated sooner by the Competition Bureau of Canada.
Any delay in closing the Merger or a failure to close the Merger could have a negative impact on our business, financial results and stock price as well as our relationships with our customers, suppliers or employees, and could have a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth information regarding repurchases we made of our common stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2, 2016 - November 5, 2016	—	$—	—	$94,043,059
November 6, 2016 - December 3, 2016	—	$—	—	$94,043,059
December 4, 2016 - December 31, 2016	—	$—	—	$94,043,059
Total	—	$—	—	$94,043,059
As of December 31, 2016, we had a $275.0 million share repurchase program with $94.0 million remaining under this program. As a result of the Merger, we have suspended additional repurchases under the share repurchase program.

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

101
Financial statements from the quarterly report on Form 10-Q of G&K Services, Inc. for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G&K SERVICES, INC.
(Registrant)

Date:	January 31, 2017	By:	/s/ Tracy C. Jokinen
Tracy C. Jokinen
Chief Financial Officer
(Principal Financial Officer)

Date:	January 31, 2017	By:	/s/ Thomas J. Dietz
Thomas J. Dietz
Vice President and Controller
(Principal Accounting Officer)